Form 10-Q
period 2014-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2014-08-11
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of August 8, 2014: 14,020,133 shares.

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
NOTE REGARDING COMPANY REFERENCES

Throughout this report, “Eagle Pharmaceuticals,” the “Company,” “we,” “us” and “our” refer to Eagle Pharmaceuticals, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

EAGLE PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2014 (unaudited)	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$49,790,920	$10,455,565
Accounts receivable	6,712,244	5,124,182
Inventories	329,034	—
Prepaid expenses and other current assets	922,930	1,902,660
Total current assets	57,755,128	17,482,407
Property and equipment, net	359,509	402,286
Other assets	45,000	46,320
Deferred initial public offering costs	—	171,607
Total assets	$58,159,637	$18,102,620
LIABILITIES, SHARES SUBJECT TO REDEMPTION AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,520,523	$1,192,600
Accrued expenses	7,468,794	3,129,552
Deferred revenue	6,259,653	10,019,653
Total current liabilities	16,248,970	14,341,805
Redeemable Series C Preferred Stock warrants	—	1,706,829
Shares subject to redemption:
Series A Convertible Preferred Stock, $0.001 par value; no shares and, 14,948,506 shares authorized at June 30, 2014 and September 30, 2013, respectively; no shares issued and outstanding as of June 30, 2014 and 14,948,506 shares issued and outstanding as of September 30, 2013	—	20,056,790
Series B Convertible Preferred Stock, $0.001 par value; no shares and 12,694,561 shares authorized, at June 30, 2014 and September 30, 2013, respectively; no shares issued and outstanding as of June 30, 2014 and 12,694,561 shares issued and outstanding as of September 30, 2013	—	30,089,853
Series B-1 Convertible Preferred Stock, $0.001 par value; no shares and 9,331,374 shares authorized at June 30, 2014 and September 30, 2013, respectively; no shares issued and outstanding as of June 30, 2014 and 9,331,374 shares issued and outstanding as of September 30, 2013	—	19,374,285
Series C Convertible Preferred Stock, $0.001 par value; no shares and 11,901,336 shares authorized at June 30, 2014 and September 30, 2013, respectively; no shares issued and outstanding as of June 30, 2014 and 11,023,232 shares issued and outstanding as of September 30, 2013	—	20,462,072
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of June 30, 2014; no shares authorized, issued or outstanding as of September 30, 2013	—	—
Common stock, $0.001 par value; 50,000,000 and 80,000,000 shares authorized as of June 30, 2014 and September 30, 2013, respectively; 14,020,133 and 3,048,131 issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	14,020	3,048
Additional paid in capital	136,970,460	14,203,995
Accumulated deficit	(95,073,813)	(102,136,057)
Total stockholders' equity (deficit)	41,910,667	(87,929,014)
Total liabilities, shares subject to redemption and stockholders' equity (deficit)	$58,159,637	$18,102,620
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Product sales	$350,350	$2,489,310	$3,748,800	$3,689,640
Royalty income	1,941,526	2,585,719	8,774,407	5,349,289
Other income	3,500,000	—	3,765,000	—
Total revenue	5,791,876	5,075,029	16,288,207	9,038,929
Operating expenses:
Cost of revenue	1,555,711	2,925,046	9,539,436	4,449,337
Research and development	4,545,158	1,632,280	10,927,912	6,375,896
Selling, general and administrative	2,673,405	1,251,051	5,471,727	6,130,634
Professional fee benefit	—	(1,993,099)	—	(1,993,099)
Total operating expenses	8,774,274	3,815,278	25,939,075	14,962,768
Income/(loss) from operations	(2,982,398)	1,259,751	(9,650,868)	(5,923,839)
Interest income	17,826	1,036	26,647	2,156
Interest expense	(4,812)	(16,018)	(6,244)	(309,121)
Deferred financing costs	—	(38,567)	—	(96,417)
Amortization of debt discount	—	(436,350)	—	(1,090,878)
Change in value of warrant liability	—	(15,608)	(573,582)	(15,608)
Other income	35,305	332	35,590	3,202
Total other income/(expense)	48,319	(505,175)	(517,589)	(1,506,666)
Net Income/(Loss) before income tax benefit	(2,934,079)	754,576	(10,168,457)	(7,430,505)
Income tax benefit	—	—	1,294,905	898,703
Net Income/(Loss)	$(2,934,079)	$754,576	$(8,873,552)	$(6,531,802)
Less dividends on Series A, B, B-1 and C Convertible Preferred Stock	—	(1,074,637)	(1,666,063)	(2,704,567)
Net loss attributable to common stockholders	$(2,934,079)	$(320,061)	$(10,539,615)	$(9,236,369)
Loss per share attributable to common stockholders Basic and diluted	$(0.21)	$(0.11)	$(1.23)	$(3.06)
Weighted average common shares outstanding Basic and diluted	14,020,133	3,048,131	8,590,719	3,020,889

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Balance at September 30, 2013	3,048,131	$3,048	$14,203,995	$(102,136,057)	$(87,929,014)
Stock-based compensation expense			381,736		381,736
Issuance of common stock in connection with initial public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	3,450,000	3,450	46,044,910		46,048,360
Conversion of Series A Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	2,332,051	2,332	20,374,290		20,376,622
Conversion of Series B Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	1,980,431	1,980	30,610,254		30,612,234
Conversion of Series B-1 Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	1,455,753	1,456	19,754,765		19,756,221
Conversion of Series C Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	1,719,693	1,720	20,901,092		20,902,812
Conversion of Redeemable Series C Preferred Stock warrants to common stock in connection with initial public offering	32,286	32	2,280,411		2,280,443
Issuance of common stock upon exercise of Redeemable Series C Preferred Stock warrants	1,788	2	20,866		20,868
Dividends on Convertible Preferred Stock and forfeitures of dividends on conversion to common			(17,601,859)	17,601,859	—
Net loss				(8,873,552)	(8,873,552)
Dividends on Convertible Preferred Stock				(1,666,063)	(1,666,063)
Balance at June 30, 2014	14,020,133	$14,020	$136,970,460	$(95,073,813)	$41,910,667

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,873,552)	$(6,531,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	81,762	105,327
Stock-based compensation	381,736	329,920
Non-cash interest expense	—	309,121
Amortization of deferred financing costs	—	96,417
Amortization of debt discount	—	1,090,878
Change in fair value of warrant liability	573,582	15,608
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,588,062)	1,263,875
Increase in inventories	(329,034)	(199,666)
Decrease (increase) in prepaid expenses and other current assets	979,730	(3,346,062)
Decrease in other assets	1,320	30,000
Increase in accounts payable	1,327,923	194,775
(Decrease) increase in deferred revenue	(3,760,000)	892,341
Increase in accrued expenses and other liabilities	4,489,848	185,681
Net cash used in operating activities	(6,714,747)	(5,563,587)
Cash flows from investing activities:
Purchase of property and equipment	(38,815)	(30,675)
Proceeds from short term investments	—	1,500,000
Net cash (used in) provided by investing activities	(38,815)	1,469,325
Cash flows from financing activities:
Proceeds from issuance of Series C preferred stock, net of offering costs of $159,727	—	9,828,737
Series C preferred stock offering costs	(1,179)	—
Proceeds from exercise of preferred stock warrants	20,868	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	46,069,228	—
Net cash provided by (used in) financing activities	46,088,917	9,828,737
Net increase (decrease) in cash	39,335,355	5,734,475
Cash and cash equivalents at beginning of period	10,455,565	5,066,886
Cash and cash equivalents at end of period	$49,790,920	$10,801,361
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(6,244)	$—
Franchise taxes	9,295	2,335
Non-cash financing activities
Conversion of note payable to Common Stock	—	10,062,296
Conversion of preferred stock and accrued dividends to Common stock	91,647,889	11,786,380
Preferred stock dividends	—	2,704,567
Conversion of redeemable warrant liability to Common stock	2,280,443	—
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

1. Interim Condensed Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes that appear in Eagle Pharmaceuticals, Inc.'s (the "Company") final prospectus filed by the Company with the SEC on February 13, 2014, relating to the Company's Registration Statement on Form S-1 (File No. 001-36306) for the Company's initial public offering. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results for the year ending September 30, 2014 or any period thereafter.
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
On February 18, 2014, the Company closed its initial public offering whereby the Company sold 3,350,000 shares of common stock, at a public offering price of $15.00 per share, before underwriting discounts and expenses. On March 18, 2014, the underwriters exercised an over-allotment option granted in connection with the offering of 100,000 shares of common stock at the initial public offering price, less the underwriter discount. The aggregate net proceeds received by the Company from the offering were $46,069,228. Included in this amount is $20,868 received from the exercise of Series C preferred stock warrants for 1,788 shares of common stock.
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
On the initial public offering date, all outstanding shares of preferred stock converted into 7,487,928 shares of common stock and the outstanding warrants were net exercised for 32,286 shares common stock at the initial public offering price. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company’s (loss) earnings per share calculations for the next twelve months. Following these transactions, the Company’s total issued common stock as of June 30, 2014 was 14,020,133 shares.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

Accounting Guidance Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
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
The fair value of interest-bearing cash and cash equivalents are classified as Level 1 at June 30, 2014 and September 30, 2013.
The Company is required by U.S. GAAP to record certain assets and liabilities at fair value on a recurring basis.
The guidance in ASC 815 required that the Company mark the value of its warrant liability (See Note 6) to market and recognize the change in valuation in its statement of operations each reporting period. Determining the warrant liability to be recorded required the Company to develop estimates to be used in calculating the fair value of the warrant.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

Since these preferred stock warrants did not trade in an active securities market, the Company recognized a warrant liability and estimated the fair value of these warrants using a Probability-Weighted Expected Returns valuation model. Therefore, the warrant liability was considered a Level 3 measurement. All warrants outstanding immediately prior to the public offering were net exercised in connection with the initial public offering. There were no outstanding warrants as of June 30, 2014.
Concentration of Major Customers and Vendors
The Company's customers are its commercial and licensing partners. The Company is dependent on these commercial partners to market and sell argatroban, from which all of its current revenues are currently derived; therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net revenues
The Medicines Company	51%	42%	42%	53%
Sandoz, Inc.	49%	58%	58%	47%
	100%	100%	100%	100%

	June 30,	September 30,
	2014	2013
Accounts receivable
The Medicines Company	84%	58%
Sandoz, Inc.	15%	40%
Other	1%	2%
	100%	100%
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
Pre-Launch Inventory

The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed an Abbreviated New Drug Application (an "ANDA") that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of June 30, 2014 the Company had $329,034 in inventories related to product that was not yet available to be sold. On July 22, 2014, the Company received FDA approval for the sale of the product.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

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
Deferred Financing Costs
Prior to the initial public offering, costs relating to obtaining Convertible Notes were capitalized and amortized over the term of the related debt using the straight line method. Amortization of deferred financing costs charged to interest expense was $0, $38,567, $0 and $96,416 for the three and nine months ended June 30, 2014 and 2013, respectively. The unamortized balance as of June 30, 2014 and September 30, 2013 is $0.
Deferred Initial Public Offering Costs
Costs incurred of $2,073,694 related to the initial public offering, consisting primarily of professional fees, were deferred until the completion of the offering at which time such costs, as well as underwriters' fees paid, were netted against proceeds received and reclassified to Additional paid-in capital.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $596,024, $0, $685,937 and $117,977 for the three and nine months ended June 30, 2014 and 2013, respectively.
Redeemable Convertible Preferred Stock
The carrying value of redeemable convertible preferred stock was increased by periodic accretions, using the interest method so that the carrying amount would equal the redemption amount at the earliest redemption date.
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
During the nine months ended June 30, 2014 and 2013, the Company sold New Jersey state net operating loss (NJ NOL) carry forwards, which resulted in the recognition of $1,294,905 and $898,703 in tax benefits, respectively.
Revenue Recognition
Product Revenue — The Company recognizes net revenue from products manufactured and supplied to its commercial partners, when the following four basic revenue recognition criteria under the related accounting guidance are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Prior to the shipment of manufactured products, the Company conducts initial product

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

release and stability testing in accordance with cGMP. The Company's commercial partners can return the products within contracted specified timeframes if the products do not meet the applicable inspection tests. The Company estimates its return reserves based on its experience with historical return rates. Historically, product returns have not been material.
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
The Company recognizes revenues from non-refundable up-front license fees received under collaboration agreements ratably over the performance period as determined under the collaboration agreement (estimated development period in the case of development agreements, and contract period or longest patent life in the case of supply and distribution agreements). If the estimated performance period is subsequently modified, the Company will modify the period over which the upfront license fee is recognized accordingly on a prospective basis. Upon termination of a collaboration agreement, any remaining non-refundable license fees received by the Company, which had been deferred, are generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in its statements of operations. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event, and collectability is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of its performance obligations under the collaboration agreement. No such revenue was recorded in 2014 or 2013.
See Note 10 regarding Asset Sales related to Other Income of $3,500,000 recognized in June 2014.

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
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	2.11% - 2.16%	.82% - 3.23%	1.77% - 2.16%	.95% - 2.47%
Volatility	56.84%	64.00%	64.00%	36.58% - 39.65%
Expected term (in years)	6.59 - 10.00 years	6.08 - 10.00 years	6.07 - 10.00 years	6.08 - 9.81 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

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
The anti-dilutive common shares equivalents outstanding at the three and nine months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Series A	—	2,332,059	1,104,226	2,332,059
Series B	—	1,980,429	937,730	1,980,429
Series B-1	—	1,455,750	689,295	1,455,750
Series C	—	1,719,690	814,270	1,719,690
Series C warrants	—	147,254	69,725	147,254
Options	990,330	705,655	891,393	850,749
Total	990,330	8,340,837	4,506,639	8,485,931

4. Inventories
Inventories consist of the following at June 30, 2014 and September 30, 2013:

	June 30,	September 30,
	2014	2013
Raw material- pre launch inventory	$329,034	$—
	$329,034	$—

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

5. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	June 30,	September 30,
	2014	2013
Prepaid expenses and other current assets
Prepaid Product Costs	$—	$730,003
Prepaid FDA User Fee	—	1,023,291
Prepaid Insurance	514,141	117,510
All Other	408,789	31,856
Total Prepaid expenses and other current assets	$922,930	$1,902,660
Accrued Expenses
Accrued expenses consist of the following:

	June 30,	September 30,
	2014	2013
Accrued expenses
Royalties Due to The Medicines Company	$4,301,683	$1,724,061
Royalties Due to SciDose	859,868	546,756
Accrued Research & Development	815,057	282,682
Accrued Professional Fees	419,242	274,566
Accrued Salary	244,158	169,568
Accrued Product Costs	4,000	62,737
All Other	824,786	69,182
Total Accrued expenses	$7,468,794	$3,129,552
Deferred Revenue
Deferred revenue consists of the following:

	June 30,	September 30,
	2014	2013
Deferred revenue
The Medicines Company	$259,653	$519,653
Deferred Revenue for ongoing business	259,653	519,653
Hikma Pharmaceuticals, Co. Ltd. (See Note 10)	—	3,500,000
Par Pharmaceuticals Companies, Inc.	5,500,000	5,500,000
Par Pharmaceuticals Companies, Inc./Tech Transfer	500,000	500,000
Deferred Revenue from Asset Sales (See Note 10)	6,000,000	9,500,000
Total Deferred revenue	$6,259,653	$10,019,653

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

6. Notes Payable
Convertible Notes
The Company entered into a Convertible Note and Warrant Purchase Agreement (the "Convertible Note Agreements"), pursuant to which it issued $9,662,755 of Convertible Notes (the "Convertible Notes") to existing preferred stockholders. The loan funding was completed in two tranches on August 2, 2012 and September 26, 2012, respectively. Holders of the Convertible Notes were entitled to cumulative interest at an annual rate of 6%. Such interest accrued daily and was cumulative from the respective date. In addition, the holders received warrants to purchase preferred stock, which accrued at a monthly rate of 2% of the principal amount until the completion of a Qualified Financing, as defined in the Convertible Note Agreement, or August 1, 2013, whichever was sooner.
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
Warrants
Prior to the initial public offering, the Company accounted for the warrants as liability instruments. The Company estimated the initial fair value of the 944,210 warrants to be $654,527 using a Probability-Weighted Expected Returns valuation model. At each reporting period, any changes to the fair value of the warrants were recorded in the statements of operations. As of June 30, 2014 and September 30, 2013, warrants to purchase 0 and 944,210 shares of common stock, respectively, were outstanding in connection with the warrants.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

In February 2014, proceeds in the amount of $20,868 were received from the exercise of Series C preferred stock warrants for 1,788 common shares. In addition, Redeemable Series C preferred stock warrants were net exercised for 32,286 shares common stock upon the closing of the initial public offering.
Warrant Liability
On February 18, 2014, the initial public offering date, the estimated fair value of the Convertible Note warrant liability was $2,280,378 which resulted in a charge to other income and expense of $382,630. The change in the value of the warrant liability was $0, $15,608, $573,582, and $15,608 for the three and nine months ended June 30, 2014 and 2013, respectively. As of September 30, 2013, the estimated fair value of the Convertible Note warrant liability was $1,706,829 which resulted in a charge to other income and expense of $1,052,302 for the year ended September 30, 2013. Upon the completion of the qualified offering, the warrants became exercisable into Series C Preferred Shares. The increase in the fair value of the warrant liability is primarily attributable to the liquidation preference of the Series C Preferred Shares to receive 2 times the original investment upon a liquidation event under certain circumstances.
Debt Discount
In connection with the Convertible Notes described above and as a result of the warrants issued with the Convertible Notes, the Company determined that a discount to the debt should be recorded in the amount of $654,528, representing its fair value and recorded as a discount to the debt instrument and amortized over the life of the instrument. The amount recorded as interest expense during the three and nine months ended June 30, 2014 and 2013 was approximately $0, $218,000, $0, and $545,000, respectively. Due to the conversion of the Convertible Notes to preferred stock, the balance of the unamortized debt discount was written off during the year ended September 30, 2013, resulting in interest expense of $545,000.
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
In connection with the Convertible Notes described above and as a result of the warrants issued with the Convertible Notes, the Company determined that the conversion rate represented a beneficial conversion feature. Accordingly, a discount on the notes was recorded in the amount of $654,528. The discount was amortized ratably with a corresponding non-cash charge to interest expense. The amount recorded as interest expense during the three and nine months ended June 30, 2014 and 2013 was approximately$0, $218,000, $0, and $545,000, respectively. Due to the conversion of the Convertible Notes to preferred stock, the balance of the unamortized beneficial conversion feature was written off during the year ended September 30, 2013, resulting in interest expense of $545,000.
7. Shares Subject to Redemption — Convertible Preferred Stock
Series A Convertible preferred stock
On March 8, 2007, the Company issued 20,237,911 shares of Series A Convertible preferred stock, par value $0.001 (the "Series A preferred stock"). The outstanding shares of the Series A preferred stock (as amended in connection with the issuance of the Series B preferred stock) is redeemable after August 11, 2013 at a redemption price per share equal to the Original Issue Price of $0.971 per share plus accrued but unpaid dividends (see "Redemption" below). The outstanding Series A convertible preferred stock converted into 2,332,051 shares of common stock upon the closing of the initial public offering. The outstanding shares of the Series A preferred stock were recorded at their estimated fair value of $19,651,000 which equaled the sale price on the date of issuance. The amount was adjusted for net offering costs of $179,806. The fair value of the Series A preferred stock had been increased through periodic accretions using the interest method for dividends (see "Preferred Stock Dividends" below) so that the carrying value equals the redemption amount on the redemption date. Accumulated dividends on the Series A preferred stock as of June 30, 2014 and September 30, 2013 were $0 and $5,721,608 respectively. The liquidation value of the Series A preferred stock was $0 and $20,236,596 as of June 30, 2014 and September 30, 2013, respectively. The accumulated dividend through the closing date of the initial public offering on February 18, 2014 of the Series A preferred stock was $97,261.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

Series B Convertible Preferred Stock
On August 11, 2008, the Company issued 16,052,343 shares of Series B Convertible preferred stock, par value $0.001 (the "Series B preferred stock"). The Series B preferred stock is redeemable as described above for the Series A preferred stock at a redemption price per share equal to the Original Issue Price of $1.82 per share plus accrued but unpaid dividends (see "Redemption" below). The outstanding Series B convertible preferred stock converted into 1,980,431 shares of common stock upon the closing of the initial public offering. The outstanding shares of the Series B preferred stock were recorded at their estimated fair value of $29,215,266, which equaled the sale price on the date of issuance. The amount was adjusted for net offering costs of $125,714. The fair value of the Series B preferred stock had been increased through periodic accretions using the interest method so that the carrying value equals the redemption amount on the redemption date. Accumulated dividends on redeemable shares as of June 30, 2014, and September 30, 2013 were $0 and $7,111,465, respectively. The liquidation value of the Series B preferred stock is $0 and $30,215,567 as of June 30, 2014 and September 30, 2013, respectively. The accumulated dividend through the closing date of the initial public offering on February 18, 2014 was $172,971.
Series B-1 Convertible Preferred Stock
The Company consummated an offering of Series B-1 Convertible preferred stock, par value $0.001 (the "Series B-1 Preferred Stock") to its existing investors in two stages in February 2011 and July 2011. The Company issued an aggregate of 10,177,085 shares of Series B-1 preferred stock. The Series B-1 preferred stock is redeemable at a redemption price per share equal to the Original Issue Price of $1.82 per share plus accrued but unpaid dividends (see "Redemption" below). The outstanding series B-1 convertible preferred stock converted into 1,455,753 shares of common stock upon the closing of the initial public offering. The outstanding shares of the Series B-1 preferred stock were recorded at their estimated fair value of $17,522,294 which equaled the sale price on the date of issuance. The amount was adjusted for net offering costs of $144,250. On August 2, 2012, the Company entered into a Payoff and Exchange Agreement with an Officer/Director. The Company accepted a total of 549,451 shares of Series B-1 preferred stock in exchange for satisfaction of the principal amount of debt. The total number of outstanding shares of Series B-1 preferred stock was 9,627,634 as of September 30, 2012. The fair value of the Series B preferred stock had been increased through periodic accretions using the interest method so that the carrying value equals the redemption amount on the redemption date. Accumulated dividends on redeemable shares were $0 and $2,535,434 as of June 30, 2014 and September 30, 2013, respectively. The liquidation value of the Series B-1 preferred stock is $0 and $19,518,535 as of June 30, 2014 and September 30, 2013, respectively. The accumulated dividend through the closing date of the initial public offering on February 18, 2014 of the Series B-1 preferred stock was $125,096.
Series C Convertible Preferred Stock
The Company consummated an offering of Series C Convertible preferred stock, par value $0.001 (the "Series C preferred stock") on April 11, 2013. The Company issued an aggregate of 11,023,232 shares of Series C preferred stock. The Series C preferred stock is redeemable at a redemption price per share equal to the Original Issue Price of $1.82 per share plus accrued but unpaid dividends (see "Redemption" below). The outstanding series C convertible preferred stock converted into 1,719,693 shares of common stock upon the closing of the initial public offering. The outstanding shares of the Series C preferred stock were recorded at their estimated fair value of $20,062,296 which equaled the sale price on the date of issuance. The amount was adjusted for net offering costs of $167,465. The fair value of the Series C preferred stock had been increased through periodic accretions using the interest method so that the carrying value equals the redemption amount on the redemption date. Accumulated dividends on redeemable shares were $0 and $567,241 as of June 30, 2014 and September 30, 2013, respectively. The liquidation value of the Series C preferred stock is $0 and $20,629,537 as of June 30, 2014 and September 30, 2013, respectively. The accumulated dividend through closing date of the initial public offering on February 18, 2014 of the Series C preferred stock was $138,513.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

8. Common Stock and Stock-Based Compensation
In December 2007, the Company's Board of Directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's Board of Directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. The Company has reserved and made available 974,311 shares of common stock for issuance under the 2014 Plan.
The Company recognized share-based compensation in its statements of operations for the three and nine months ended June 30, 2014 and 2013 as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Selling, general and administrative	$77,628	$84,583	$190,878	$252,626
Research and development	85,872	43,730	190,858	77,293
Total	$163,500	$128,313	$381,736	$329,919
9. License Agreements of Development and Commercialization Rights
Development
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
Commercialization Rights
In May 2008, the Company entered into a collaborative product development agreement with a Branded product company, whereby the Company has agreed to develop a product for the Brand Company. Under the terms of the agreement, the Brand Company acquired the exclusive worldwide rights to market the product for ten years following approval. The Company will receive a royalty on net sales of the product, dependent upon the achievement of certain goals. In addition, the Company received $750,000 upon signing which was non-refundable and recorded as revenue in the year it was received and it will receive milestones of up to $13,000,000 upon the achievement of certain goals. The Brand Company is also required to pay all out of pocket costs related to the project and also made payments to the Company totaling $2,000,000 for the development of the product, payable at $200,000 per month commencing in April 2008. In July 2013, an arbitration settlement between the two companies was reached. The Company then terminated the contract; therefore no additional revenues will be recognized.
10. Asset Sales
On March 28, 2012, the Company entered into an Asset Purchase Agreement (“APA”) with Hikma Pharmaceutical Co. LTD, or Hikma. Under the terms of the agreement, Hikma acquired exclusive U.S. rights to market diclofenac/misoprostol following regulatory approval. The Company received $3,500,000 upon signing the APA. This amount was included in deferred revenue until FDA approval, since it was otherwise refundable. In addition, the Company was entitled to receive another $1,000,000 upon regulatory approval, validation batch manufacturing with inventory released for launch, and sufficient launch inventory. Before approval, this approval milestone was to be reduced for each generic competitor that received regulatory approval (excluding an "authorized generic" version of the Brand Product); however, the milestone was not to be reduced to an amount less than $500,000. The Company was to receive a royalty on Net Profits of the product for a period of ten years from the date of the first commercial sale of the product, with the royalty percentage varying depending upon certain events and competition.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

On June 24, 2013, Hikma filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company (a) breached the Hikma, APA by failing to refund the purchase price following Hikma's purported termination of the Hikma APA as a result of the Company failing to receive timely ANDA approval, and (b) intentionally failed to disclose alleged manufacturing product defects to Hikma. The Company believed that it did not fail to receive timely ANDA approval and therefore that Hikma was not entitled to (a) terminate the Hikma APA or (b) receive a refund of the purchase price. The Company also believed that it did not intentionally fail to disclose alleged manufacturing product defects to Hikma. If Hikma had prevailed on its claims, the Company could have been required to return the $3,500,000 purchase price plus interest, as well as other damages. The Company could not estimate the possible loss or range of loss related to the Hikma litigation beyond the $3,500,000 purchase price.
On March 14, 2014, the Company received FDA approval of our Abbreviated New Drug Application for diclofenac/misoprostol tablets. The Company had not yet recognized the $3,500,000 as revenue since it was required to submit additional data to the FDA. In May 2014, under a CBE-30 supplement, the Company submitted additional data to the FDA with respect to manufacturing procedures of the product and achieved final approval in June 2014.
As of June 30, 2014, the Company has recognized the $3,500,000 purchase price as revenue in Other income in the current period as it had received FDA approval and subsequently complied with all FDA requirements. Pursuant to the in-license agreement for diclofenac/misoprostol, the Company estimated amounts due to the licensor.
During fiscal year 2010 and 2011, the Company divested another non-core product and received proceeds of $6,500,000, comprised of $5,500,000 as a signing milestone which is recorded in deferred revenues and $500,000 for the initiation of Tech Transfer of which $250,000 remains in deferred revenues and a second payment of $500,000 for the completion of the Tech Transfer of which $250,000 remains in deferred revenues. Under the terms of this agreement, the licensor must obtain all of the following milestones in order for the Company to earn the revenues. These milestones are a) the receipt of an approvable letter from the FDA, b) acknowledgment from the FDA that no further clinical studies will be needed and c) an approval letter from the FDA. If these milestones are not met, then the $6,000,000 in total included in deferred revenue on the balance sheet at June 30, 2014 and September 30, 2013 must be refunded and the product rights are returned to the Company. In addition, the Company may receive additional milestones of up to $3,000,000 in the future, dependent on the licensor's actively selling the product in an exclusive market position.
See Note 5 for a summary of Deferred Revenue related to the Asset Sales.
11. Commitments
At June 30, 2014, the Company has purchase obligations in the amount of $751,000 which represent the contractual commitments under a Contract Manufacturing and Supply Agreement with a supplier. The obligation under the supply agreement is primarily for finished product and research and development.
The Company leases its office space under a lease agreement that expires on May 31, 2015. Rental expense was $68,104, $63,873, $208,457 and $270,482 for the three and nine months ended June 30, 2014 and 2013, respectively. The remaining future lease payments under the operating lease are $249,714 as of June 30, 2014, payable monthly through May 31, 2015.
12. Arbitration
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
In April 2013, the Company successfully renegotiated the terms of our legal fees to a contingent settlement as opposed to an hourly billing rate. As a result of the renegotiated terms, the Company recognized a $1,993,099 benefit.
On July 19, 2013, the American Arbitration Association panel awarded the Company $5,000,000 for damages plus $23,900 for apportioned costs related to the arbitration for breach of contract. The Company received the funds in September 2013 and the amount was recorded in the results of operations, net of expenses of $973,649 in the fourth quarter of fiscal year 2013.
13. Legal Proceedings
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
See Notes 10 and 14 for a summary of legal proceedings with Hikma.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Financial information as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 is unaudited)

In September 2013, the Company filed a New Drug Application under Section 505(b)(2) for EP-3101 (bendamustine RTD) and notified Teva Pharmaceuticals, the holder of Treanda, the referenced approved drug in our application, of the Company's 505(b)(2) filing and paragraph IV certification. Teva filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware on October 21, 2013 to defer the approval of the bendamustine indication. Teva's filing of the lawsuit invoked a 30-month stay of FDA approval of the Company's bendamustine product, which will delay FDA approval until the earlier of the March 2016 expiration of the 30-month stay imposed by the Hatch-Waxman Act, or such time as the district court enters judgment in the Company's favor or otherwise acts to shorten the stay. Moreover, regardless of when the 30-month stay is resolved or expires, the FDA may still be prohibited from approving the Company's 505(b)(2) NDA due to Teva's unexpired orphan drug and pediatric exclusivities for Treanda. Specifically, Teva has received orphan drug and related pediatric exclusivity expiring in September 2015 and May 2016 for the Chronic Lymphocytic Leukemia ("CLL") and indolent B-cell non-Hodgkin's Lymphoma ("NHL") indications, respectively. When a drug, such as Treanda, has orphan drug exclusivity, the FDA may not approve any other application to market the same drug for the same indication for a period of up to seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. In the United States, pediatric exclusivity adds six months to any existing exclusivity period. If the Company cannot demonstrate that EP-3101 is clinically superior to Treanda, or qualify under certain other limited exceptions, the Company will not be able to enter the market for the CLL indication until September 2015 (assuming the 30-month stay is resolved by that time) or the NHL indication until May 2016.
In July 2014, the FDA had granted tentative approval and orphan drug designation to the Company’s New Drug Application (the "NDA") for patented Bendamustine Hydrochloride Injection, a ready-to-dilute concentrate solution (“bendamustine RTD”) for the treatment of NHL.

14. Subsequent Events
On August 8, 2014, the Company settled the lawsuit with Hikma related to the APA (See Note 10 “Asset Sales”). Pursuant to the terms of the settlement the Company will retain ownership of diclofenac/misoprostol including the rights to launch and commercialize the Product, and the Company will pay to Hikma a percentage of Net Profits after recovery of certain of the Company's expenses.

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
Our product portfolio now includes three approved products, argatroban, Ryanodex® (dantrolene sodium) for injectable suspension indicated for the treatment of malignant hyperthermia and diclofenac/misoprostol. We were granted tentative approval for EP-3101 (patented Bendamustine Hydrochloride Injection, ready-to-dilute concentrate solution, (“bendamustine RTD”) and orphan drug designation on EP-3102 Bendamustine RTD currently under development as a shorter infusion product. Orphan drug designation was granted for the treatment of chronic lymphocytic leukemia (“CLL”) and indolent B-cell non-Hodgkin’s lymphoma (“NHL”). We currently have six advanced product candidates, one commercialized product, argatroban and are planning the launches of Ryanodex® (dantrolene sodium), and diclofenac/misoprostol.
We have two commercial partners, The Medicines Company and Sandoz Inc., who pursuant to separate agreements market argatroban. As a result of our commercialization strategy, we have been able to minimize certain expenses, but also are required to share revenues from argatroban with our commercial partners.
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
On July 2, 2014 we received tentative approval for EP-3101 (bendamustine RTD) for which a New Drug Application (an "NDA") was filed with the FDA on September 6, 2013. This NDA is subject to on-going litigation with the application holder (Teva/Cephalon) and we expect to continue to incur legal expenses associated with defending our position.

    On July 22, 2014 we received FDA approval for Ryanodex® (dantrolene sodium) for injectable suspension indicated for the treatment of malignant hyperthermia ("MH"), along with the appropriate supportive measures, for which an NDA was filed with the FDA on January 17, 2014. We are preparing for product launch and incurring expenses associated with marketing and other launch efforts.
On March 14, 2014, we received FDA approval of our Abbreviated New Drug Application for diclofenac/misoprostol tablets. In May 2014, under a CBE-30 supplement, we submitted additional data to the FDA with respect to manufacturing procedures of the product and final approval was achieved in June 2014.
On August 8, 2014, we settled the lawsuit with Hikma related to the APA (See Note 10 “Asset Sales”). Pursuant to the terms of the settlement we will retain ownership of diclofenac/misoprostol including the rights to launch and commercialize the product and the we will pay to Hikma a percentage of Net Profits after recovery of certain expenses.
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
Our revenues from collaborative arrangements may either be in the form of the recognition of deferred revenues upon milestone achievement for which cash has already been received or recognition of revenue upon milestone achievement, the payment for which is reasonably assured to be received in the future. We did not recognize revenue from collaborative arrangements for the three and nine months ended June 30, 2014 and 2013.
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
We also have generated collaborative licensing and development revenue from our collaboration arrangements with third parties. Revenues have been generated from the achievement of milestones pursuant to, or other payments made under, arrangements related to the divestiture of non-core assets, namely diclofenac/misoprostol tablets, a generic product candidate sold to Hikma, and EP-2101 (topotecan), which was licensed to Pfizer.
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
Research and Development
Our research and development expenses consist of expenses incurred in developing, testing, manufacturing and seeking regulatory approval of our product candidates, including: expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses to prepare for the commercial manufacture of products including Ryanodex®

(dantrolene sodium), EP-3101 (bendamustine RTD), EP-3102 (bendamustine short infusion time), EP-6101 (bivalirudin) and our other product candidates; payments made to third-party clinical research organizations, contract laboratories and independent contractors; payments made to consultants who perform research and development on our behalf and assist us in the preparation of regulatory filings; payments made to third-party investigators who perform research and development on our behalf and clinical sites where such research and development is conducted; expenses incurred to maintain technology licenses; and facility, maintenance, allocated rent, utilities, depreciation and amortization and other related expenses. Additionally, costs include salaries, benefits and other related costs, including stock-based compensation for research and development personnel.
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
Selling, General and Administrative
Selling, general and administrative costs consist primarily of salaries, benefits and other related costs, including stock-based compensation for executive, finance, selling and operations personnel. General and administrative expenses include facility and related costs, professional fees for legal, consulting, tax and accounting services, insurance, selling, market research, advisory board and key opinion leaders, depreciation and general corporate expenses. We expect that our selling, general and administrative expenses will increase with the continued development and potential commercialization of our product candidates particularly as we begin to commercialize our own products in the United States, as well as increased expenses associated with us being a public company.
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
Results of Operations
Comparison of Three Months Ended June 30, 2014 and 2013
Revenues

	Three Months Ended June 30,		Increase/ (Decrease)
	2014	2013
Product sales	$350,350	$2,489,310	$(2,138,960)
Royalty income	1,941,526	2,585,719	(644,193)
Other income	3,500,000	—	3,500,000
Total revenue	$5,791,876	$5,075,029	$716,847
Total revenue increased $0.7 million in the three months ended June 30, 2014 to $5.8 million as compared to $5.1 million in the three months ended June 30, 2013.
The net increase in total revenue was offset by a decrease in product sales of $(2.1) million in the three months ended June 30, 2014 to $0.4 million as compared to $2.5 million in the three months ended June 30, 2013. This decrease in product sales was due to longer lead times in procuring materials for manufacturing.
Royalty income decreased $(0.6) million in the three months ended June 30, 2014 to $1.9 million as compared to $2.6 million in the three months ended June 30, 2013, as a result of decreased end use sales of argatroban by our commercial partners that may be related to increased market competition.

Other income increased by $3.5 million due to the FDA approval of diclofenac/misoprostol related to the asset sale agreement with Hikma Pharmaceutical. There were no revenues from collaborative arrangements in the periods presented.

Cost of Revenue

	Three Months Ended June 30,		Increase/ (Decrease)
	2014	2013
Cost of revenue	$1,555,711	$2,925,046	$(1,369,335)
Cost of net revenues decreased by $(1.4) million to $1.6 million in the three months ended June 30, 2014 from $2.9 million in the three months ended June 30, 2013 as a result of the decrease in product sales of argatroban and royalty expense associated with our commercial and development partners. This $(1.4) million net decrease in cost of revenues was mainly attributable to a decrease in product sales and royalty income. This was offset by an increase in royalty expense to SciDose and under the terms of our revenue sharing arrangement with SciDose, we retained all revenue from the sale of a product commercialized under a 505(b)(2) application until we had recouped our expenses related to the development of that product. Once our expenses were recouped, we are required to split the net proceeds from royalty income received equally with SciDose. Expenses related to the development of argatroban were recouped during the quarter ended September 30, 2013. As a result we recognized $0.8 million in royalty expense for the three months ended June 30, 2014 and royalty expense for SciDose was not recognized for the three months ended June 30, 2013. Additionally and also offsetting the net decrease, we incurred $.02 million in cost related to the asset sale agreement in Other income.
With respect to product sales, we experienced longer lead times in procuring materials for manufacturing and the volume of product delivered in the quarter ended June 30, 2014 decreased by approximately 90% from the quarter ended June 30, 2013.
We would expect that our cost of revenues as a percentage of product sales and royalty income should remain consistent with the quarter ended June 30, 2014.

Research and Development

	Three Months Ended June 30,		Increase/ (Decrease)
	2014	2013
EP-6101 (bivalirudin)	$536,197	$—	$536,197
EP-3101 (bendamustine RTD)	372,862	394,495	(21,633)
EP-3102 (bendamustine short infusion time)	1,460,804	329,161	1,131,643
Ryanodex® (dantrolene sodium)	431,276	222,069	209,207
All other projects	252,461	(111,445)	363,906
Diclofenac/misoprostol	417,710	—	417,710
Salary and other personnel related expenses	1,073,848	798,000	275,848
Total Research and Development	$4,545,158	1,632,280	2,912,878
Research and development expenses increased $2.9 million in the three months ended June 30, 2014 to $4.5 million as compared to $1.6 million in the three months ended June 30, 2013. Expenses in the three months ended June 30, 2014 were higher than in the three months ended June 30, 2013 as a result of a net increase in project spending for EP-6101 (bivalirudin), EP-3102 (bendamustine short infusion time), Ryanodex® (dantrolene sodium), diclofenac/misoprostol, salaries and other personnel related and certain other projects.
Selling, General and Administrative
Selling, general and administrative expenses increased $1.4 million in the three months ended June 30, 2014 to $2.7 million as compared to $1.3 million in the three months ended June 30, 2013. This increase is related to a $0.6 million increase in marketing related to the launch of Ryanodex® (dantrolene sodium), increase of $0.4 million of professional fees, insurance and miscellaneous expenses and $0.4 million increase in general and administrative salary and personnel related expenses.
Professional Fee Benefit

In connection with arbitration proceedings with our counter-party, we successfully renegotiated the terms of our legal fee to a contingent settlement as opposed to an hourly billing rate. This resulted in a $1.9 million benefit that was realized in the quarter ended June 30, 2013.
Other Income (Expense)

	Three Months Ended June 30,		Increase/ (Decrease)
	2014	2013
Interest income	$17,826	$1,036	$16,790
Interest expense	(4,812)	(16,018)	11,206
Deferred financing costs	—	(38,567)	38,567
Amortization of debt discount	—	(436,350)	436,350
Change in value of warrant liability	—	(15,608)	15,608
Other income/(expense), net	35,305	332	34,973
Total other income/(expense), net	$48,319	$(505,175)	$553,494
Other income and (expense) decreased by $0.6 million in the three months ended June 30, 2014 to income of $48.3 thousand as compared to an expense of $0.5 million in the three months ended June 30, 2013. The decrease in Total Other income and expense for the three months ended June 30, 2014 was due to the recognition of the change in value of the warrant liability, and interest expense and the amortization and write-off of deferred financing costs and debt discount related to the convertible notes. These convertible notes and warrants converted to common stock in connection with the initial public offering in February 2014.
Income Tax Benefit
There was no Income tax benefit in the three months ended June 30, 2014 or the three months ended June 30, 2013 due to the timing of sales of our New Jersey State net operating losses.
Net Loss
Net loss for the three months ended June 30, 2014 was $(2.9) million as compared to net income of $0.8 million in the three months ended June 30, 2013, as a result of the factors discussed above.
Comparison of Nine Months Ended June 30, 2014 and 2013
Revenues

	Nine Months Ended June 30,		Increase/ (Decrease)
	2014	2013
Product sales	$3,748,800	$3,689,640	$59,160
Royalty income	8,774,407	5,349,289	3,425,118
Other income	3,765,000	—	3,765,000
Total revenue	$16,288,207	$9,038,929	$7,249,278
Total revenues increased $7.2 million in the nine months ended June 30, 2014 to $16.3 million as compared with $9.0 million in the nine months ended June 30, 2013.
Product sales were approximately $3.7 million in both the nine months ended June 30, 2014 and nine months ended June 30, 2013. The volume of product shipped was approximately equal over both periods. There were fewer shipments in the October-December 2012 period due to a recall and fewer shipments in the April through June 2014 period due to longer lead times in procuring materials for manufacturing.
Royalty income increased $3.4 million in the nine months ended June 30, 2014 to $8.8 million as compared to $5.3 million in the nine months ended June 30, 2013, as a result of higher royalty income from the end use sales of argatroban by our commercial partners earlier in the period offset by decreased end use sales of argatroban by our commercial partners that may be related to increased market competition.
Other income increased by $3.8 million, which is primarily due to $3.5 million from the FDA approval of diclofenac/ misoprostol related to the asset sale agreement with Hikma Pharmaceutical and a final milestone of $0.3 million. There were no revenues from collaborative arrangements in the periods presented.

Cost of Revenue

	Nine Months Ended June 30,		Increase/ (Decrease)
	2014	2013
Cost of revenue	$9,539,436	$4,449,337	$5,090,099
Cost of net revenues increased by $5.1 million to $9.5 million in the nine months ended June 30, 2014 from $4.4 million in the nine months ended June 30, 2013 mainly as a result of the increased royalty expense associated with our commercial and development partners. Of the $5.1 million increase in cost of revenues, $2.2 million is as a direct result of the increase in Royalty income and $2.7 million was due to an increase in royalty expense to both SciDose and the Medicines Company. Under the terms of our revenue sharing arrangement with SciDose, we retain all revenue from the sale of a product commercialized under a 505(b)(2) application until we have recouped our expenses related to the development of that product. Once our expenses are recouped, we are required to split the net proceeds from royalty income received equally with SciDose. Expenses related to the development of argatroban were recouped during the quarter ended September 30, 2013. As a result we recognized an increase of $2.7 million in royalty expense for the nine months ended June 30, 2014 that was not recognized for the nine months ended June 30, 2013.
With respect to product sales in the nine months ended June 30, 2014 we experienced a decrease in the cost of revenue of approximately $0.2 million over the nine months ended June 30, 2013. The volume of product shipped was approximately equal over both periods. There were fewer shipments in the October-December 2012 period due to a recall and fewer shipments in the April through June 2014 period due to longer lead times in procuring materials for manufacturing.
We would expect our cost of revenues as a percentage of product sales and royalty income to remain consistent with the quarter ended June 30, 2014.
Research and Development

	Nine Months Ended June 30,		Increase/ (Decrease)
	2014	2013
EP-6101 (bivalirudin)	$1,681,409	$119,278	$1,562,131
EP-3102 (bendamustine short infusion time)	2,677,825	411,383	2,266,442
EP-3101 (bendamustine RTD)	1,587,936	767,575	820,361
Ryanodex® (dantrolene sodium)	1,378,120	1,415,887	(37,767)
EP-4104 (dantrolene for EHS)	61,788	146,494	(84,706)
diclofenac/misoprostol	681,283	—	681,283
All other projects	255,365	1,026,444	(771,079)
Salary and other personnel related expenses	2,604,186	2,488,835	115,351
Total Research and Development	$10,927,912	$6,375,896	$4,552,016
Research and development expenses increased $4.6 million in the nine months ended June 30, 2014 to $10.9 million as compared to $6.4 million in the nine months ended June 30, 2013. Expenses in the nine months ended June 30, 2014 were higher than in the nine months ended June 30, 2013 as a result of increased project spending for EP-6101 (bivalirudin) related to registration batches, and technical transfer and manufacturing services, EP-3102 (bendamustine short infusion time) related to increased spending on the PK (pharmacokinetic) study and EP-3101 (bendamustine RTD) related to support of product approval and certain legal and professional expenses. Spending increase on diclofenac/misoprostol was related to legal costs and development costs to support FDA commitments and product approval. These increases were offset by a reduction in spending on other projects that have been delayed or will no longer be pursued. Salary and other personnel related expenses increased due to increased staffing.
Selling, General and Administrative
Selling general and administrative expenses decreased $0.7 million in the nine months ended June 30, 2014 to $5.5 million from $6.1 million in the nine months ended June 30, 2013. The decreased costs in the nine months ended June 30, 2014 over 2013 are primarily due to $2.1 million decrease in costs related to professional fees and the Hikma lawsuit as well as The Medicines Company arbitration (See Professional Fee Benefit) offset by an increase of $0.6 million in general and administrative salary and personnel related expenses, sales and marketing expenses increased by $0.6 million related to the Ryanodex® (dantrolene sodium) launch efforts and $0.3 million increase in insurance and miscellaneous expenses.
Professional Fee Benefit

In connection with legal proceedings with our counter-party, we successfully renegotiated the terms of our legal fees to a contingent settlement as opposed to an hourly billing rate. This resulted in a $1.9 million benefit that was realized in the quarter ended June 30, 2013.
Other Income and Expense

	Nine Months Ended June 30,		Increase/ (Decrease)
	2014	2013
Interest income	$26,647	$2,156	$24,491
Interest expense	(6,244)	(309,121)	302,877
Deferred financing costs	—	(96,417)	96,417
Amortization of debt discount	—	(1,090,878)	1,090,878
Change in value of warrant liability	(573,582)	(15,608)	(557,974)
Other income, net	35,590	3,202	32,388
Total other income/(expense), net	$(517,589)	$(1,506,666)	$989,077
Other income and (expense) decreased $1.0 million in the nine months ended June 30, 2014 to an expense of $0.5 million as compared to an expense of $1.5 million in the nine months ended June 30, 2013. The decrease in total other income and expense for the nine months ended June 30, 2014 was due to the recognition of the change in value of the warrant liability, and interest expense and the amortization and write-off of deferred financing costs and debt discount related to the convertible notes. These convertible notes and warrants converted to common stock in connection with the initial public offering in February 2014.

State Income Tax Benefit
Income tax benefit increased $0.4 million in the nine months ended June 30, 2014 to a benefit of $1.3 million as compared to a benefit of $0.9 million for the nine months ended June 30, 2013. Income tax benefit increased due to the higher sales of our New Jersey State net operating losses.
Net Loss
Net loss for the nine months ended June 30, 2014 was $8.9 million as compared to net loss of $6.5 million in the nine months ended June 30, 2013, as a result of the factors discussed above.
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
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $49.8 million and $10.8 million as of June 30, 2014 and June 30, 2013, respectively.
For the nine months ended June 30, 2014, we incurred a net loss of $8.9 million. As of June 30, 2014, we had a working capital surplus of $41.5 million. For the nine months ended June 30, 2013, we incurred a net loss of $6.5 million. We have sustained significant losses since our inception on January 2, 2007 and had accumulated a deficit of $95.1 million million as of June 30, 2014.
We believe that future cash flows from operations, together with proceeds from the initial public offering will be sufficient to fund our currently anticipated working capital requirements through mid-calendar year 2016. No assurance can be given that operating results will improve, out-licensing of products will be successful or that additional financing could be obtained on terms acceptable to us.
Operating Activities:
Net cash used in operating activities for the nine months ended June 30, 2014 was $6.7 million. Net loss for the period was $8.9 million offset by non-cash adjustments of approximately $1.0 million from the change in the value of the warrant liability, depreciation and stock-based compensation expense. Net changes in working capital increased cash from operating activities by approximately $1.1 million, due to a decrease in prepaid expenses of $1.0 million related to prepaid insurance, and a decrease in deferred revenue of $3.8 million. We experienced an increase in accounts receivable of $1.6 million and an increase in accounts payable and accrued expenses of $5.8 million. Accounts payable and accrued expenses increased primarily due to accrued royalties . The total amount of accounts receivable at June 30, 2014 was approximately $6.7 million, which included approximately $0.5 million of product sales and approximately $5.9 million of royalty income, all with payment terms of 45 days and approximately $0.4 million of other receivables. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
At June 30, 2014, our cumulative receivables related to royalty income consist of approximately $5.0 million in receivables from The Medicines Company and $0.9 million in receivables from Sandoz.
Based on our agreement with The Medicines Company, our cumulative receivables related to that agreement will continue to aggregate in future periods. Our agreement with The Medicines Company does not contemplate the ability for the parties to net settle amounts receivable or payable. Notwithstanding this, the Company has periodically collected from The Medicines Company amounts that would be equal to the net amount of receivables due from The Medicines Company, but, because it is unclear whether such cash receipt is intended to be settlement of the net receivable or only a partial payment towards the gross receivable, the Company has presented these receivables and payables in gross amounts on its condensed financial statements. As a result, the cumulative receivable from The Medicines Company, as reduced by the cash received from The Medicines Company, aggregates from period-to-period and has never been fully offset by those actual cash payments. At June 30, 2014 , we recorded a receivable of approximately $5.0 million and a payable of $4.3 million to The Medicines Company (based upon a 50% revenue split on Sandoz sales). The net receivable The Medicines Company for the quarter ended June 30, 2014 therefore is $ 0.7 million. The receivable of $0.7 million from The Medicines Company as of June 30, 2014 therefore represents the net cumulative receivable of the Company.
We believe that our accounts receivable as of June 30, 2014, after taking into account netting of receivables and payables related to The Medicines Company, are reasonably collectible, and given the payment terms, will be collected in the ordinary course in the fourth fiscal quarter, and thus would not have a material effect on our liquidity.
Net cash used in operating activities for the nine months ended June 30, 2013 was $5.6 million and resulted primarily from $6.5 million of net loss for the period. Non-cash adjustments amounted to approximately $1.9 million in depreciation, amortization, interest and stock-based compensation expense. Net changes in working capital decreased cash from operating activities by approximately $1.0 million, primarily due to an increase in prepaid expenses of $3.3 million ($1.0 million for prepaid product costs, $1.5 million in royalties due to The Medicines Company and $0.8 million for FDA user fees) offset by a decrease in accounts receivable of $1.3 million and an increase in deferred revenue of $0.9 million.

Investing Activities:
In the nine months ended June 30, 2014 and 2013, we invested $38.8 thousand and $30.7 thousand, respectively, for the purchase of property and equipment.
In the nine months ended June 30, 2014 and 2013, we redeemed $0 and $1.5 million, respectively, of short term investments.
Financing Activities:
Net cash provided by financing activities for the nine months ended June 30, 2014 was $46.0 million, primarily resulting from the issuance of Common Stock from the initial public offering and the exercise of warrants of $20.9 thousand.
Net cash provided by financing activities in the nine months ended June 30, 2013 was $9.8 million resulting from the issuance of Series C Preferred Stock.

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
Critical Accounting Policies and Estimates
We have based our management's discussion and analysis of our financial condition and results of operations on our condensed financial statements that have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these condensed financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical trial expenses and stock-based compensation. We base our estimates on historical experience and on various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus filed with the SEC on February 13, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2014 we had cash and cash equivalents of $49.8 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents and short-term investments, we do not believe that a change in market rates would have any significant impact on the realized value of our investments. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.
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
Based on their evaluation at June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
On March 28, 2012, the Company entered into an Asset Purchase Agreement (“APA”) with Hikma Pharmaceutical Co. LTD, or Hikma. Under the terms of the agreement, Hikma acquired exclusive U.S. rights to market diclofenac/misoprostol following regulatory approval. The Company received $3,500,000 upon signing the APA. This amount was included in deferred revenue until FDA approval, since it was otherwise refundable. In addition, the Company was entitled to receive another $1,000,000 upon regulatory approval, validation batch manufacturing with inventory released for launch, and sufficient launch inventory. Before approval, this approval milestone was to be reduced for each generic competitor that received regulatory approval (excluding an "authorized generic" version of the Brand Product); however, the milestone was not to be reduced to an amount less than $500,000. The Company was to receive a royalty on Net Profits of the product for a period of ten years from the date of the first commercial sale of the product, with the royalty percentage varying depending upon certain events and competition.
On June 24, 2013, Hikma filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company (a) breached the Hikma, APA by failing to refund the purchase price following Hikma's purported termination of the Hikma APA as a result of the Company failing to receive timely ANDA approval, and (b) intentionally failed to disclose alleged manufacturing product defects to Hikma. The Company believed that it did not fail to receive timely ANDA approval and therefore that Hikma was not entitled to (a) terminate the Hikma APA or (b) receive a refund of the purchase price. The Company also believed that it did not intentionally fail to disclose alleged manufacturing product defects to Hikma. If Hikma had prevailed on its claims, the Company could have been required to return the $3,500,000 purchase price plus interest, as well as other damages. The Company could not estimate the possible loss or range of loss related to the Hikma litigation beyond the $3,500,000 purchase price.
On March 14, 2014, the Company received ANDA approval and had not yet recognized the $3,500,000 as revenue since it was required to submit additional data to the FDA. In May 2014, under a CBE-30 supplement, the Company submitted additional data to the FDA with respect to manufacturing procedures of the product and achieved final approval in June 2014.
As of June 30, 2014, the Company has recognized the $3,500,000 purchase price as revenue in Other income in the current period as it had received FDA approval and subsequently complied with all FDA requirements. Pursuant to the in-license agreement for diclofenac/misoprostol, the Company estimated amounts due to the licensor.
On August 8, 2014, the Company settled the lawsuit with Hikma related to the APA (See Note 10 “Asset Sales”). Pursuant to the terms of the settlement the Company will retain ownership of diclofenac/misoprostol including the rights to launch and commercialize the Product, and the Company will pay to Hikma a percentage of Net Profits after recovery of certain of the Company's expenses.
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

On July 2, 2014 the FDA granted the Company tentative approval for EP-3101 (bendamustine RTD). On July 8, 2014, the FDA granted orphan drug designation to bendamustine hydrochloride (“HCl”),

Item 1a. Risk Factors
You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Form 10-Q for the period ended March 31, 2014.
Risks Related to Our Financial Condition and Need for Additional Capital
We have incurred significant losses since our inception and we will continue to incur significant losses for the foreseeable future and may never be profitable.*
We have a limited operating history. To date, we have focused primarily on developing a broad product portfolio and have obtained regulatory approval for two products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. We may not generate significant revenue from sales of our product candidates in the near-term, if ever. We have incurred significant net losses of $8.9 million for the nine months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $95.1 million.
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
Risks Related to Regulatory Approval
We are heavily dependent on the success of our lead product candidates EP-3101 (bendamustine RTD), EP-3102 (bendamustine short infusion time), EP-6101 (bivalirudin) and EP-4104 (dantrolene for EHS). We cannot give any assurance that we will receive regulatory approval for such product candidates, which is necessary before they can be commercialized.*
Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our lead product candidates EP-3101 (bendamustine RTD), EP-3102 (bendamustine short infusion time), and EP-4104 (dantrolene for EHS). Any delay or setback in the development of any of these product candidates could adversely affect our business. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. Our other product candidates, EP-6101 (bivalirudin) and EP-5101 (pemetrexed), are at an earlier development stage and it will require additional time and resources to develop and seek regulatory approval for such product candidates and, if we are successful, to proceed with commercialization. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. For example, in August 2009, we submitted our product EP-2101 (topotecan) for approval in the United States under the 505(b)(2) regulatory pathway, referencing the brand product, Hycamtin. Ultimately, the FDA determined that it could not approve the application as submitted due to the amount of active drug per vial in our product and the potential for unintentional overdose. Based on the FDA's feedback and our determination that the market for topotecan had become overly competitive with multiple players, we decided not to continue to pursue product approval and we do not currently have plans to commercialize EP-2101 (topotecan) in the United States.
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
Companies that produce branded reference drugs routinely bring litigation against abbreviated new drug application, or ANDA, or 505(b)(2) applicants that seek regulatory approval to manufacture and market generic and reformulated forms of their branded products. These companies often allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA or 505(b)(2) applicant. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic or reformulated products. We filed an application with the FDA for our EP-3101 (bendamustine RTD) product candidate through the 505(b)(2) regulatory pathway on September 6, 2013, referencing Teva's Treanda product, including a paragraph IV certification stating our belief that our bendamustine product will not infringe Teva's patents on Treanda. We notified Teva of our 505(b)(2) filing and paragraph IV certification, and Teva filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware on October 21, 2013. Teva's filing of the lawsuit invoked a 30-month stay of FDA approval of our bendamustine product, which will delay the FDA from granting final approval for EP-3101 (bendamustine RTD) until the earlier of the March 2016 expiration of the 30-month stay imposed by the Hatch-Waxman Act, or such time as the district court enters judgment in our favor or otherwise acts to shorten the stay. Moreover, regardless of when the 30-month stay is resolved or expires, the FDA may still be prohibited from approving our 505(b)(2) NDA due to Teva's unexpired orphan drug and related pediatric exclusivities for Treanda. Specifically, Teva has received orphan drug and pediatric exclusivity expiring in September 2015 and May 2016 for the CLL and NHL indications (as defined in "Business—Our Products and Product Portfolio"), respectively. When a drug, such as Treanda, has orphan drug exclusivity, the FDA may not approve any other application to market the same drug for the same indication for a period of up to seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. In the United States, pediatric exclusivity adds six months to any existing exclusivity period. If we cannot demonstrate that EP-3101 is clinically superior to Treanda, or qualify under certain other limited exceptions, we will not be able to enter the market for the CLL indication until September 2015 (assuming the 30-month stay is resolved by that time) or the NHL indication until May 2016.
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

•
the federal Physician Payment Sunshine Act, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, ACA, and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, with data collection required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services was required by March 31, 2014 and by the 90th day of each subsequent calendar year;

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
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*
The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, argatroban is currently marketed in the United States by, among others, GlaxoSmithKline, or GSK, and West-Ward Pharmaceuticals, or West-Ward, under the brand name Argatroban and bendamustine is marketed in the United States by Teva Pharmaceuticals under the brand name Treanda. Further, makers of branded reference drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. Teva has obtained approval for a ready to dilute, or RTD, version of Treanda which will compete with our EP-3101 (bendamustine RTD) product. We filed a submission for our EP-3101 (bendamustine RTD) product with the FDA on September 6, 2013, including a paragraph IV certification of non-infringement of Teva's patents covering its Treanda product and received tentative approval on July 2, 2014. We notified Teva of our 505(b)(2) filing and paragraph IV certification, and Teva filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware on October 21, 2013. Teva's filing of the lawsuit invoked a 30-month stay of FDA approval of our bendamustine product, which will delay the FDA from approving EP-3101 (bendamustine RTD) until the earlier of the March 2016 expiration of the 30-month stay imposed by the Hatch-Waxman Act, or such time as the district court enters judgment in our favor or otherwise acts to shorten the stay. Moreover, regardless of when the 30-month stay is resolved or expires, the FDA may still be prohibited from granting final product approval of our 505(b)(2) NDA due to Teva's unexpired orphan drug and related pediatric exclusivities for Treanda. Specifically, Teva has received orphan drug and pediatric exclusivity expiring in September 2015 and May 2016 for the CLL and NHL indications (as defined in "Business—Our Products and Product Portfolio"), respectively. When a drug, such as Treanda, has orphan drug exclusivity, the FDA may not approve any other application to market the same drug for the same indication for a period of up to seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. In the United States, pediatric exclusivity adds six months to any existing exclusivity period. If we cannot demonstrate that EP-3101 is clinically superior to Treanda, or qualify under certain other limited exceptions, we will not be able to enter the market for the CLL indication until September 2015 (assuming the 30-month stay is resolved by that time) or the NHL indication until May 2016.
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

•
the requirement to annually report drug samples that manufacturers and distributors provide to licensed practitioners or to pharmacies of hospitals or other health care entities, effective April 1, 2012;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute changes, new government investigative powers and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

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
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*
As of June 30, 2014 we had a total of 28 full-time and two part time employees in the United States and one full time consultant in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell argatroban and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Business interruptions could delay us in the process of developing our product candidates and could disrupt our sales of EP-1101(argatroban) and any other products we may sell.*
Our headquarters are located in Woodcliff Lake, New Jersey. If we encounter any disruptions to our operations at this building or if it were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute or other unforeseen disruption, then we may be prevented from effectively operating our business. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

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
Ryanodex® (dantrolene sodium) and argatroban have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. Once our products are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*
Ryanodex® (dantrolene sodium) and argatroban have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. Once our products are on the market, one or more third parties may also challenge the patents that we control covering our products in court or the US PTO, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
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
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*
As of June 30, 2014, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 64% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
As of August 8, 2014, we had 14,020,133 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements. In addition

In addition, shares issued upon exercise of vested options are eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

EAGLE PHARMACEUTICALS, INC.

DATED: August 11, 2014	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: August 11, 2014	By:	/s/ David E. Riggs
David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document