Form 10-K/A
period 2014-09-30
EAGLE PHARMACEUTICALS, INC.
filed 2015-01-28
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒ Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐ Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐ Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

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

EAGLE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended September 30, 2014

EXPLANATORY NOTE

Eagle Pharmaceuticals, Inc. (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2014 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”). The Part III Information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated by reference from an amendment to the Original Form 10-K filed no later than 120 days after the end of the fiscal year covered by the Original Form 10-K. The Company is filing this Amended Form 10-K to include the Part III Information. The reference on the cover of the Original Form 10-K to the incorporation by reference from an amendment to the Original Form 10-K is hereby deleted.

This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors is currently comprised of six directors. The current executive officers and directors, their ages and positions, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of September 30, 2014.

There are no family relationships between any director, named executive officer, or person nominated or chosen to become a director or executive officer.

Executive Officers and Directors	Age	Position
Scott Tarriff	55	President and Chief Executive Officer, Director
David E. Riggs	62	Chief Financial Officer
Steven L. Krill, Ph.D.	55	Chief Scientific Officer
Paul Bruinenberg, M.D.	54	Chief Medical Officer
Peter Grebow, Ph.D.	67	Executive Vice President, Research and Development
Jay Moorin	63	Chairman of the Board, Director
Steven Ratoff	72	Director
Sander Flaum	77	Director
Michael Graves	52	Director
Alain Schreiber, M.D.	59	Director
Scott Tarriff is our founder and has served as our President and Chief Executive Officer and as a member of our board of directors since our inception in January 2007. Prior to joining Eagle, Mr. Tariff held various executive positions at Par Pharmaceutical Companies, Inc., a publicly-traded developer, manufacturer and marketer of specialty pharmaceuticals, including as president and chief executive officer from September 2003 to September 2006, after joining Par in 1998. Mr. Tarriff also served on Par's board of directors from 2002 to September 2006. Prior to that, Mr. Tarriff held various positions with Bristol-Meyers Squibb, a publicly-traded biopharmaceutical company, including senior director-marketing. Mr. Tarriff has served as a director of Synthetic Biologics, Inc., a publicly-traded biotechnology company, since February 2012 and previously served on the board of directors of Clinical Data, Inc., a publicly-traded pharmaceutical company, from September 2009 to April 2011 when Clinical Data was acquired by Forest Laboratories, Inc. Mr. Tarriff holds a B.S. in marketing from Pennsylvania State University and an M.B.A. from Rider College. The board of directors believes that Mr. Tarriff's extensive knowledge of our business, his management experience in the pharmaceutical industry, as well as his operational expertise, qualifies him to serve on our board of directors and as our President and Chief Executive Officer.
David E. Riggs has served as our Chief Financial Officer since November 2013. From May 2010 to October 2013, Mr. Riggs served as a healthcare consultant at various biotechnology and pharmaceutical companies. From March 2006 to May 2010, Mr. Riggs served as chief financial officer of Ferring Pharmaceuticals Inc., a private biopharmaceutical company devoted to isolating, developing and marketing innovative products in the fields of reproductive health, urology, gastroenterology, endocrinology and osteoarthritis. From January 2003 to September 2005, Mr. Riggs held various positions at eXegenics Inc., a publicly-traded pharmaceutical company that is now OPKO Health, Inc., including most recently as its chief executive officer. Mr. Riggs served as senior vice president and chief financial officer of Axys Pharmaceuticals, Inc., a publicly-traded pharmaceutical company, from March 2000 until it was acquired by Applera Corporation in November 2001. From February 1992 to February 2000, Mr. Riggs held various positions at Unimed Pharmaceuticals, Inc., a private company focused on developing and commercializing products in human immunodeficiency virus, oncology and urology specialty markets. Previously, Mr. Riggs held various positions at Fujisawa Pharmaceuticals, Inc., a private pharmaceutical company that was acquired by Astellas Pharma Inc., including treasurer and director of financial planning and analysis. Mr. Riggs holds a B.S. in accounting from the University of Illinois and an M.B.A. from DePaul University.
Steven L. Krill, Ph.D. has served as our Chief Scientific Officer since February, 2013. He held the position of Vice President of Pharmaceutical Development from October 2011 to February 2013. Dr. Krill served as the vice president of Scientific Affairs at Teva Parenteral Medicines from March 2009 to August 2011. Dr. Krill held the positions of Vice President Pharmaceutical Research and Development (December 2005 until March 2009) and Director of Pharmaceutics and Investigational Supplies (from May 2002 to December 2005) at Boehringer Ingelheim. Prior to that, Dr. Krill held various management positions at Lipocine Inc., Novartis Pharmaceuticals and Abbott Laboratories Dr. Krill is an author of over 30 publications and inventor of multiple patents in the area of drug delivery. Dr. Krill holds a B.S. in pharmacy and an M.S. in pharmaceutical sciences from the University of Cincinnati and a Ph.D. in Pharmaceutics from the University of Utah.
Paul Bruinenberg, M.D. has served as our Chief Medical Officer and Head of Research & Development since November 2011. From May 2007 to October 2011, Dr. Bruinenberg served as senior medical director of Aradigm Corporation, a publicly-traded pharmaceutical company developing and commercializing drugs delivered by inhalation for the treatment of severe respiratory disease, with responsibility for developing Aradigm's early stage respiratory compounds. From May 2006 to May 2007, Dr. Bruinenberg served as vice president of clinical research of Fulcrum Pharma Developments, Inc., a subsidiary of Fulcrum Pharma PLC that develops drugs, with responsibility for leading development teams. In April 2003, Dr. Bruinenberg founded Biotrack Consultancy, a provider of consulting and advising services in the areas of clinical research, development, regulatory compliance and clinical operating processes. Previously, Dr. Bruinenberg served as medical director Europe of Yamanouchi Pharmaceutical Co., Ltd., now part of Astellas Pharma Ltd., with responsibility for leading clinical teams in registering compounds worldwide. Beginning in 1995, Dr. Bruinenberg held several positions of increasing responsibility during a five-year tenure at F. Hoffmann-La Roche AG, a global healthcare company, including international medical manager in the areas of cystic fibrosis, asthma, chronic obstructive pulmonary disease and transplant and global business leader in the areas of respiratory and transplant. During this tenure at Roche, Dr. Bruinenberg played a pivotal role in bringing three products to the market, Pulmozyme®, Cellcept® and Zenapax®. Earlier in his career, Dr. Bruinenberg was a practicing physician and researcher for eight years and managed the Cardiac Care Unit in Amstelveen Hospital. Dr. Bruinenberg holds a medical degree from the medical school of the University of the Stellenbosch, South Africa, an M.B.A. from the University of Nijenrode in the Netherlands and an M.B.A. from Rochester University.
Peter Grebow, Ph.D. has served as our Executive Vice President of Research and Development since October 2013. From 1991 to March 2011, Dr. Grebow held several senior management positions at Cephalon Inc., a biopharmaceutical company that was acquired and became a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. in 2011, including as executive vice president, Cephalon Ventures, executive vice president technical operations, senior vice president, worldwide business development and senior vice president, drug development. Dr. Grebow has served on the board of directors of Optimer Pharmaceuticals, a publicly-traded biopharmaceutical company, since February 2009, the board of directors of Q Therapeutics Holdings, Inc., a publicly-traded pharmaceutical company, since December 2011, the board of directors of GenSpera, Inc., a publicly-traded pharmaceutical company, since May 2012 and the board of directors of a private pharmaceutical company since December 2011. Dr. Grebow holds an A.B. degree in chemistry from Cornell University, an M.S. in chemistry from Rutgers University and a Ph.D. in physical biochemistry from the University of California, Santa Barbara.
Jay Moorin has served as a member of our board of directors since March 2007. In October 2013, our board of directors elected Mr. Moorin chairman of the board. Since 1998, Mr. Moorin has served as a founding general partner of ProQuest Investments, a healthcare venture capital firm. From 1991 to 1998, Mr. Moorin served as president and chief executive officer of Magainin Pharmaceuticals Inc., a publicly-traded biopharmaceutical company, and also served as chairman of its board of directors from 1996 to 1998. Previously, Mr. Moorin served as managing director of healthcare banking at Bear Stearns & Co. Inc. and vice president of marketing and business development at a division of the ER Squibb Pharmaceutical Company. Currently, Mr. Moorin serves on the board of directors of a private radiation therapy company and serves as a trustee of the Equinox Funds Trust. Mr. Moorin held the position of adjunct senior fellow of the Leonard Davis Institute of Health Economics at the University of Pennsylvania from 1997 to 2012. Previously, Mr. Moorin served on the board of directors of numerous public and private healthcare companies. Mr. Moorin holds a B.A. in economics from the University of Michigan. Our board of directors believes that Mr. Moorin's extensive senior management background and experience in the biotech, investment banking and pharmaceutical industries as well as his service on the board of directors of public and private companies qualifies him to serve on our board of directors.
Steven B. Ratoff is a private investor who has served as a member of our board of directors since March 2007. Since January, 2010, Mr. Ratoff has served as Chairman of the Board and Chief Executive Officer of Novadel Pharma, Inc. a specialty pharmaceutical company. Mr. Ratoff’s prior experience includes serving as a Venture Partner for Proquest Investments from December 2004 to December 2013 and Chief Executive Officer of CIMA Labs, Inc., a specialty pharmaceutical company acquired by Cephalon in 2004. In addition, Mr. Ratoff served as Chief Financial Officer of the Brown Forman Company from 1995 to 2001. Mr. Ratoff holds a B.S. in Business Administration from Boston University and an M.B.A. with Distinction from the University of Michigan. Our board of directors believes that Mr. Ratoff's extensive executive experience and background in the global pharmaceutical and consumer products industries as well as his strong financial background qualifies him to serve on our board of directors.
Sander Flaum has served as a member of our board of directors since March 2007. Since January 2005, Mr. Flaum has served as a principal of Flaum Navigators, a healthcare consultancy firm that he founded. Mr. Flaum has also served as the chief executive officer of Flaum Partners, Inc., a healthcare consultancy firm he founded, since August 2004. From 1991 to 2002, Mr. Flaum served as chief executive officer of Robert A. Becker EURO/RSCG, a predecessor to Euro RSCG Life. Prior to that, Mr. Flaum held various positions during an 18-year career at Lederle Laboratories, a private vaccine manufacturer that is now Wyeth Pharmaceuticals, including as marketing director of prescription products, vaccines and generics. Mr. Flaum is a member of the Euro RSCG Healthcare Global Network, and he has served as its co-chairman since 1998. Mr. Flaum also serves on the board of directors of The Fisher College of Business at The Ohio State University, The James Cancer Center at the OSU Medical Center and the Fordham Graduate School of Business. Mr. Flaum is an adjunct professor of leadership at the Fordham University Graduate School of Business, where he chairs the Fordham Leadership Forum. Mr. Flaum holds a B.A. from The Ohio State University and an M.B.A. from Fairleigh Dickinson University. Our board of directors believes that Mr. Flaum's extensive experience in the pharmaceutical and biotech industries qualifies him to serve on our board of directors.
Michael Graves has served as a member of our board of directors since November 2013. In January 2012 Mr. Graves joined the board of directors of RiboCor, Inc. and in December 2011, Mr. Graves was appointed chairman of the board of directors of Nanocopoeia, Inc., both private pharmaceutical companies. From May 2007 to July 2011, Mr. Graves served as the chief executive officer and president of Paddock Laboratories, Inc., a pharmaceutical company engaged in the manufacture, distribution and marketing of bioequivalent generic pharmaceuticals. From September 2005 to November 2006, Mr. Graves served as president of the generic products division at Par Pharmaceutical Companies, Inc., a publicly-traded developer, manufacturer and marketer of specialty pharmaceuticals. While at Par, Mr. Graves oversaw the strategy development of Par's generic pharmaceutical business. Beginning in 1998, Mr. Graves served as director of marketing and sales operations of Par, and in 2004, Mr. Graves was promoted to senior vice president of corporate development and strategic planning. Mr. Graves served in this position until his promotion to president of the generic products division in September 2005. Mr. Graves holds a B.S. from State University College of New York at Buffalo. The board of directors believes that Mr. Graves' extensive experience in marketing, sales, business development and operations qualifies him to serve on our board of directors.
Alain Schreiber, M.D. has served as a member of our board of directors since September 2012. Since 2000, Dr. Schreiber has served as a general partner of ProQuest Investments. From 1992 to 2000, Dr. Schreiber served as president, chief executive officer and a director of Vical, Inc., a publicly-traded biopharmaceutical company. Prior to that, Dr. Schreiber held various management positions with Rhône-Poulenc Rorer Inc., a pharmaceutical company that is now part of Sanofi, including senior vice president of discovery research. Dr. Schreiber served on the board of directors of Cadence Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, from July 2004 to June 2007. Dr. Schreiber also served on the board of directors of Optimer Pharmaceuticals Inc., a publicly-traded biopharmaceutical company, from May 2001 to May 2010. Dr. Schreiber also currently serves on the board of directors of numerous private pharmaceutical companies. Dr. Schreiber holds a B.S. in chemistry and an M.D. from the Free University in Brussels, Belgium. Subsequently, he was a postdoctoral fellow at the Weizmann Institute of Science in Israel. Our board believes that Dr. Schreiber's extensive industry experience and a depth of drug development expertise, as well as his service on the board of directors of public and private companies, qualifies him to serve on our board of directors.
Board Composition
Our business and affairs are organized under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.
Our board of directors has determined that all of our directors other than Scott Tarriff are independent directors, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules.
Our board of directors is divided into three classes, as follows:

•	Class I, which consists of Michael Graves and Alain Schreiber, whose terms will expire at our annual meeting of stockholders to be held in 2015;

•	Class II, which consists of Sander Flaum and Scott Tarriff, and whose terms will expire at our annual meeting of stockholders to be held in 2016; and

•	Class III, which consists of Steven Ratoff and Jay Moorin, and whose terms will expire at our annual meeting of stockholders to be held in 2017.
At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized size of our board of directors is currently seven members. The authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock.
Board Leadership Structure
Our board of directors is currently chaired by Jay Moorin. As a general policy, our board of directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management's performance and enhances the effectiveness of the board of directors as a whole. As such, Mr. Tarriff serves as our President and Chief Executive Officer while Jay Moorin serves as our Chairman of the board of directors but is not an officer.
Role of the Board in Risk Oversight
One of the key functions of our board of directors is informed oversight of our risk management process. The board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.
Board Committees
Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. From time to time, the board may establish other committees to facilitate the management of our business.
Audit Committee
Our audit committee currently consists of Steven Ratoff, Sander Flaum and Michael Graves, each of whom our board of directors has determined satisfies the Nasdaq Stock Market and SEC independence requirements. The chairperson of our audit committee is currently Mr. Ratoff. The functions of this committee include, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•
prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•	reviewing our annual and quarterly financial statements and reports, and discussing the statements and reports with our independent auditors and management;

•
reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC requires in our annual proxy statement;

•
reviewing and providing oversight of any related-person transactions in accordance with our related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•	reviewing on a periodic basis our investment policy; and

•	reviewing and evaluating on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.
Our board of directors has determined that Steven Ratoff qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our board has considered Mr. Ratoff's extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.
Our audit committee operates under a written charter that satisfies the applicable rules of the Securities and Exchange Commission, or SEC, and the listing standards of the Nasdaq Stock Market.

Compensation Committee
Our compensation committee currently consists of Jay Moorin and Michael Graves. The chairperson of our compensation committee is currently Jay Moorin. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Code and satisfies the Nasdaq Stock Market independence requirements. The functions of this committee include, among other things:

•	reviewing, modifying and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;

•	reviewing and approving the compensation and other terms of employment of our executive officers;

•	reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•
reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•
evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

•
reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the type and amount of compensation to be paid or awarded to our non-employee board members;

•
establishing policies with respect to votes by our stockholders to approve executive compensation as required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•	administering our equity incentive plans;

•	establishing policies with respect to equity compensation arrangements;

•	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;

•	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

•	reviewing the adequacy of its charter on a periodic basis;

•	reviewing with management and approving our disclosures in our periodic reports or proxy statements to be filed with the SEC;

•	preparing the report that the SEC requires in our annual proxy statement; and

•	reviewing and assessing on an annual basis the performance of the compensation committee.
Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee currently consists of Alain Schreiber, Steven Ratoff and Sander Flaum, each of whom our board has determined satisfy the Nasdaq Stock Market independence requirements. The chairperson of our nominating and corporate governance committee is currently Mr. Flaum. The functions of our nominating and corporate governance committee include, among other things:

•	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;

•	determining the minimum qualifications for service on our board of directors;

•	evaluating director performance on the board and applicable committees of the board and determining whether continued service on our board is appropriate;

•	evaluating, nominating and recommending individuals for membership on our board of directors;

•	evaluating nominations by stockholders of candidates for election to our board of directors;

•	considering and assessing the independence of members of our board of directors;

•
developing a set of corporate governance policies and principles, including a code of business conduct and ethics, periodically reviewing and assessing these policies and principles and their application and recommending to our board of directors any changes to such policies and principles;

•	considering questions of possible conflicts of interest of directors as such questions arise;

•	reviewing the adequacy of its charter on an annual basis; and

•	annually evaluating the performance of the nominating and corporate governance committee.

Our nominating and governance committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.eagleus.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal year 2014, with the exception of Form 4s reflecting April 8, 2014 option grants to our executive officers and members of our board of directors, which were filed on May 2, 2014.

Item 11. Executive Compensation.
Our named executive officers for the fiscal year ended September 30, 2014, which consist of our principal executive officer and the next two most highly compensated executive officers who were serving as executive officers as of September 30, 2014, are:

•	Scott Tarriff, our President and Chief Executive Officer;

•	Steven L. Krill, Ph.D., our Chief Scientific Officer; and

•	David E. Riggs, our Chief Financial Officer.
Summary Compensation Table
The following table provides information regarding the compensation provided to our named executive officers during the fiscal years ended September 30, 2014 and September 30, 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Scott Tarriff President and Chief Executive Officer, Director	2014 2013	449,633 408,038	- -	493,639	38,738(2) 35,709(2)	975,932 440,638
Steven L. Krill, Ph.D. Chief Scientific Officer	2014 2013	327,405 272,592	25,000 -	392,228 116,547	12,259(2) 11,282(2)	747,683 392,189
David E. Riggs(3) Chief Financial Officer	2014	265,929	-	396,357	19,620 (4)	681,906

(1) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted, computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 2 to our Financial Statements. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2) Amount consists of premiums paid by us for group life, long term disability, and health insurance.
(3) Mr. Riggs joined us in November 2013 as our Chief Financial Officer.

(4) Amount includes premiums paid by us for group life, long term disability and health insurance, as well as moving and temporary living expenses.

Annual Base Salary
The compensation of our named executive officers is generally determined and approved by our board of directors or our compensation committee of our board of directors. The chart below reflects the base salaries approved by our board of directors and compensation committee for our named executive officers during fiscal year ended September 30, 2014.

Name	Salary ($)
Scott Tarriff	435,000
Steven L. Krill, Ph.D.	306,000
David E. Riggs	300,000
Bonuses
We provided a bonus of $25,000 to Steven L. Krill, Ph.D. on April 1, 2014.
Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. The board of directors or the Committee is responsible for approving equity grants. We have generally granted stock options to our executive officers, employees and consultants as incentive compensation; however, we previously granted restricted stock awards to certain individuals other than our named executive officers, none of which remain outstanding. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. We may grant equity awards to our employees and consultants from time to time, as determined appropriate by our board of directors or the Committee. In addition, our executives generally are awarded an initial option grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.
Prior to our 2014 initial public offering, we granted all equity awards pursuant to the 2007 Incentive Compensation Plan, or the 2007 Plan. Following the initial public offering, we have provided equity compensation generally in the form of stock option grants under our 2014 Equity Incentive Plan, or the 2014 Plan. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of grant of each award. Generally our stock option awards vest over a four-year period and are granted with an early exercise feature allowing the holder to exercise and receive unvested shares of our stock which are subject to our right to repurchase in accordance with the vesting schedule. Stock options and shares acquired by early exercising stock options that are subject to our repurchase right accelerate vesting upon the occurrence of change in control transactions under certain circumstances.
Agreements with our Named Executive Officers
We entered into an employment agreement with Mr. Tarriff in March 2007, which renews annually, setting forth the terms of his employment. Pursuant to the agreement, Mr. Tarriff is entitled to an initial annual base salary of $280,000, which is reviewed annually and subject to increase by the board of directors, and is eligible to receive an annual bonus if determined by the board of directors. Mr. Tarriff is additionally entitled to certain severance and change in control benefits pursuant to his agreement, the terms of which are described below under "Potential Payments Upon Termination or Change in Control." During Mr. Tarriff's employment and for one year thereafter, Mr. Tarriff may not solicit our employees or full-time consultants and he cannot be employed by or start a business that is in competition with us.
We entered into an offer letter agreement with Dr. Krill in September 2011 setting forth the terms of his employment. Pursuant to the agreement, Dr. Krill is entitled to an initial annual base salary of $260,000, reimbursement up to $20,000 for relocation costs, which was paid to Dr. Krill in 2011, and an option to purchase 7,800 shares of our common stock, which was granted to Dr. Krill in September 2011. Such option vests over a four year period at 25% per year. As a condition to his employment, Dr. Krill was required to sign a standard Trade Secret, Non-Disclosure and Restrictive Covenant Agreement.
We entered into an offer letter agreement with Mr. Riggs in November 2013 setting forth the terms of his employment. Pursuant to the agreement, Mr. Riggs is entitled to an initial annual base salary of $300,000, reimbursement of reasonable living expenses until January 1, 2014 and an option to purchase 35,881 shares of our common stock which was granted to Mr. Riggs in November 2013. Such option vests over a four year period, with 25% of the shares vesting on November 21, 2014 and the remainder vesting in equal monthly installments over a period of three years. As a condition to his employment, Mr. Riggs was required to sign a standard Trade Secret, Non-Disclosure and Restrictive Covenant Agreement.
Potential Payments Upon Termination or Change in Control

Pursuant to Mr. Tarriff's employment agreement, if he is terminated without cause (and other than as a result of his death or disability) or if he resigns for good reason, he is entitled to receive continued payments of his base salary for 12 months following the date of his termination, provided that he continues to comply with certain restrictive covenants set forth in his employment agreement.
For purposes of Mr. Tarriff's employment agreement, "cause" generally means (1) his neglect or failure to perform his substantial duties or obligations, including his material breach of his employment agreement, after receiving prior written notice and an opportunity to cure, if applicable; (2) his willful misconduct that materially injures our reputation, business or business relationships; (3) his conviction of or plea of guilty or nolo contendere to any crime or offense involving our money or other property; (4) his conviction of or plea of guilty or nolo contendere to or acceptance of deferred adjudication or judgment to any crime constituting a felony; (5) his breach of any fiduciary duty prohibiting his self-dealing to improperly secure any personal profit or gain in connection with our business; or (6) entry of an order of a court or securities regulatory or self-regulatory body which enjoins or otherwise sanctions, limits or restricts his performance under his employment agreement, due to his misconduct.
For purposes of Mr. Tarriff's employment agreement, "good reason" generally means his termination of employment with us for any of the following reasons unless cured within a specified period of notice by Mr. Tarriff: (1) our failure to promptly pay him any undisputed compensation owed under his employment agreement; (2) any reduction in his employee benefits or bonus opportunity, other than one made generally for all senior executives or as a result of our impaired finances; (3) our material diminution in his duties, title, authority or responsibilities; (4) our assignment to him of duties that are inconsistent with the duties stated in his employment agreement; (5) our material breach of any provision of his employment agreement; (6) a requirement that he relocate as a result of moving his offices outside the greater New York City metropolitan area; or (7) our delivery of a written notice electing not to extend the term of his employment under his employment agreement.
In addition, each of our named executive officers holds stock options under the 2007 Plan that provide for acceleration of vesting and lapse of our repurchase right with respect to shares acquired by early exercising such options upon certain change in control transactions or such named executive officer's subsequent termination.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of September 30, 2014.

		Option awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share ($)(2)	Option Expiration Date
Scott Tarriff	10/02/2008	113,104	—	4.04	10/01/2018
	04/02/2009	124,804	—	4.04	04/01/2019
	05/03/2011	31,201	—	8.78	05/02/2021
	08/26/2014	—	75,000	12.63	08/25/2024
David E. Riggs	11/21/2013	35,881	—	4.94	11/20/2023
	04/08/2014	—	17,608	12.67	04/07/2024
	08/26/2014	—	25,000	12.63	08/25/2024
Steven L. Krill, Ph.D.	09/26/2011	7,800	—	8.78	09/25/2021
	07/12/2012	5,460	—	8.78	07/11/2022
	04/19/2013	21,917	—	4.42	04/18/2023
	04/08/2014	—	17,905	12.67	04/07/2024
	08/26/2014	—	40,000	12.63	08/25/2024
(1) The option awards listed in the table above vest with respect to 25% of the shares one year following the date of grant and with respect to 1/36th of the remaining shares on each monthly anniversary thereafter over the following three years, subject to the executive's continuous service with us through the vesting date. All option awards granted under our 2007 plan (which excludes the April 8, 2014 and August 26, 2014 awards in the table above) are fully exercisable on the date of grant.
(2) All of the option awards listed in the table above were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant.

Option Repricings
We did not engage in any repricings or other modifications or cancellations with respect to the outstanding equity awards held by or granted to our named executive officers during the fiscal year ended September 30, 2014.
Perquisites, Health, Welfare and Retirement Benefits
Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We provide the opportunity to participate in a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled "401(k) Plan."
We generally do not provide perquisites or personal benefits to our named executive officers, except in certain limited circumstances such as providing relocation benefits in connection with hiring a new executive. We do, however, pay the premiums for group term life insurance, long-term disability, dental and health insurance for all of our employees, including our named executive officers. None of our named executive officers participate in non-qualified deferred compensation plans or qualified defined benefit pension plans sponsored by us. Our board of directors may elect to adopt such plans in the future if it determines that doing so is in our best interests.
401(k) Plan
We maintain a 401(k) profit sharing plan, or 401(k) plan, for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The plan provides that each participant may contribute up to the lesser of 75% of his or her compensation or the statutory limit, which was $17,500 for calendar year 2013 and $17,500 for calendar year 2014. Participants who are 50 years or older can also make "catch-up" contributions, which in calendar year 2013 and 2014 was up to an additional $5,500 above the statutory limit. We did not make matching contributions or profit sharing contributions into the 401(k) plan on behalf of participants in fiscal year 2014. Participant contributions are held and invested, pursuant to the participant's instructions, by the plan's trustee.
Non-qualified Deferred Compensation
None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our board of directors may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.
Limitations on Liability and Indemnification Agreements
As permitted by Delaware law, provisions in our amended and restated certificate of incorporation and amended and restated bylaws, limit or eliminate the personal liability of directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, a director exercise an informed business judgment based on all material information reasonably available to him or her. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

•	any breach of the director's duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any act related to unlawful stock repurchases, redemptions or other distributions or payments of dividends; or

•	any transaction from which the director derived an improper personal benefit.
These limitations of liability do not limit or eliminate our rights or any stockholder's rights to seek nonmonetary relief, such as injunctive relief or rescission. These provisions will not alter a director's liability under other laws, such as the federal securities laws or other state or federal laws. Our amended and restated certificate of incorporation also authorizes us to indemnify our officers, directors and other agents to the fullest extent permitted under Delaware law.
As permitted by Delaware law, our amended and restated bylaws provide that:

•	we will indemnify our directors, officers, employees and other agents to the fullest extent permitted by law;

•	we must advance expenses to our directors and officers, and may advance expenses to our employees and other agents, in connection with a legal proceeding to the fullest extent permitted by law; and

•	the rights provided in our amended and restated bylaws are not exclusive.
If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director or officer, then the liability of our directors or officers will be so eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our bylaws permit such indemnification. We have obtained such insurance.

In addition to the indemnification that is provided for in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into separate indemnification agreements with each of our directors and executive officers, which may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements may require us, among other things, to indemnify our directors and executive officers for some expenses, including attorneys' fees, expenses, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of his or her service as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.
This description of the indemnification provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and our indemnification agreements is qualified in its entirety by reference to these documents.
Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought and we are not aware of any threatened litigation that may result in claims for indemnification.
Director Compensation
Historically, we have not paid cash or equity compensation to directors who are also our employees for service on our board of directors. Prior to our 2014 initial public offering, we provided equity compensation generally in the form of stock option grants under the 2007 Plan to our non-employee members of our board of directors. Following the initial public offering, we have provided equity compensation generally in the form of stock option grants under our 2014 Plan. We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board of directors and committees of our board of directors. We do not maintain any agreements with our directors governing their services or compensation for their services on our board of directors.
On April 8, 2014, we granted an option under the 2014 Equity Incentive Plan to purchase 4,680 shares to each of Mr. Flaum, Mr. Moorin, Mr. Graves, Mr. Ratoff, and Dr. Schreiber, each of which has an exercise price per share of $12.67, is fully exercisable on the date of grant and vests with respect to 100% of the underlying shares on April 8, 2015, subject to the director's continued service with us through such date.
The following table sets forth in summary form information concerning the compensation that we paid or awarded during the fiscal year ended September 30, 2014 to each of our non-employee directors:

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Sander Flaum	25,000	34,019	59,019
Jay Moorin	54,250	34,019	88,269
Michael Graves	20,000	34,019	54,109
Steven Ratoff	27,375	34,019	61,394
Alain Schreiber, M.D.	28,000	34,019	62,019
(1) Mr. Tarriff was an employee director during 2014 and his compensation is fully reflected in the "Summary Compensation Table" above. Mr. Tarriff did not receive any compensation in 2014 for services provided as a member of our board of directors.
(2) Amounts listed in this column represent the aggregate grant date fair value of option awards granted during 2014 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 to our Financial Statements. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
Our non-employee director compensation policy provides that each such non-employee director will receive the following compensation for service on our board of directors:

•	an annual cash retainer of $25,000, paid quarterly for service (other than as chairman) on the board of directors;

•	an additional annual cash retainer of $40,000, paid quarterly, for service as chairman of the board of directors;

•	an additional annual cash retainer of $20,000, paid quarterly, for service as chairman of the audit committee;

•	an additional annual cash retainer of $7,500, paid quarterly, for service as chairman of the compensation

•	an additional annual cash retainer of $12,500, paid quarterly, for service (other than as chairman) on the audit committee;

•	an additional annual cash retainer of $7,500, paid quarterly, for service on the executive committee;

•	an additional annual cash retainer of $4,000, paid quarterly, for service (other than as chairman) on the compensation committee or the nominating and corporate governance committee;

•	an annual option grant to purchase 4,680 shares of our common stock vesting monthly over one year following the grant date; and

•	upon first joining our board of directors, an automatic initial grant of an option to purchase 9,360 shares of our common stock vesting monthly over three years following the grant date.
Each of the option grants described above have been granted under our 2014 Plan and will vest in full upon a change in control (as defined under our 2014 Plan).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of common stock as of January 23, 2015 for:

•	each beneficial owner of more than five percent of the outstanding common stock;

•	each of the directors and named executive officers; and
•all of the directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of January 23, 2015 are deemed to be outstanding and beneficially owned by the person holding the options or warrants. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage ownership calculations are based on 14,036,654 shares outstanding as of January 23, 2015. Addresses of individuals are in care of Eagle Pharmaceuticals, Inc., 50 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total
5% or greater stockholders:
ProQuest and its affiliates(2)	4,852,479	34.6%
General Electric Pension Trust(3)	953,295	6.8
Park West Asset Management LLC(4)	711,606	5.1
Named Executive Officers and Directors:
Scott Tarriff(5)	1,938,722	13.6
David E. Riggs(6)	35,880	*
Steven L. Krill, Ph.D.(7)	35,176	*
Jay Moorin(8)	4,852,479	34.6
Steven Ratoff(9)	33,414	*
Sander Flaum(10)	43,439	*
Michael Graves(11)	9,360	*
Alain Schreiber, M.D.(12)	4,852,479	34.6
All directors and executive officers as a group (9 persons)	6,948,470	48.2

(*) Represents beneficial ownership of less than one percent.
(1) This table is based upon information supplied by officers, directors and shareholders known by us to be beneficial owners of more than five percent of our common stock as well as Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the common stock indicated as beneficially owned. Applicable percentages are based on 14,036,654 shares outstanding on January 23, 2015.

(2) Includes (a) 4,770,828 shares of common stock held by ProQuest Investments IV, L.P., (b) 9,360 shares of common stock held by ProQuest Management LLC, (c) 43,993 shares of common stock held by ProQuest Management LLC DBPP FBO Jay

Moorin, (d) 72,291 shares of common stock held by ProQuest Management LLC Salary Savings Plan FBO Jay Moorin and for the benefit of certain other individuals.  Jay Moorin and Alain Schreiber, M.D. two of our directors, are managing members of ProQuest Management LLC and ProQuest Associates IV, LLC, the General Partner of ProQuest Investments IV, L.P. and may be deemed to have shared voting, investment and dispositive power with respect to these shares. Pasquale DeAngelis and Messrs. Moorin and Schreiber are also trustees of ProQuest Management LLC DBPP FBO Jay Moorin and the ProQuest Management LLC Salary Savings Plan FBO Jay Moorin and for the benefit of certain other individuals and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities. The principal address of each of the ProQuest entities is 2340 Vanderbilt Beach Road #108-190 Naples, Florida 34109.

(3) General Electric Pension Trust (GEPT) is an employee benefit plan trust for the benefit of the employees and retirees of General Electric Company and its subsidiaries. GE Asset Management Incorporated (GEAM) is a registered investment adviser and acts as Investment Manager for GEPT. GEAM may be deemed to beneficially share ownership of the shares owned by GEPT, but has no pecuniary interest in such shares. GEAM, acting alone, has the power to direct the voting and disposition of the Company securities held by GEPT. GEAM has delegated responsibility for exercising voting and dispositive power over such securities to three of its officers: Don W. Torey, Patrick J. McNeela and Tony Pantuso. These three officers act on a consensus basis in determining how and when to exercise voting and dispositive power with respect to these securities. Any such exercise requires the consent of at least two of these three persons. General Electric Company, Messrs. Torey, McNeela and Pantuso expressly disclaim beneficial ownership of all shares owned by GEPT. The principal address of General Electric Pension Trust is c/o GE Asset Management Incorporated, 1600 Summer Street, Stamford, CT 06905.

(4) Park West Asset Management LLC (PWAM) is the investment manager to Park West Investors Master Fund, Limited, a Cayman Islands exempted company (PWIMF), and Park West Partners International, Limited, a Cayman Islands exempted company (PWPI and, together with PWIMF, the “PW Funds”).  As of November 10, 2014, PWIMF held 610,410 Common Shares and PWPI held 101,196 Common Shares.  PWAM, as the investment manager to the PW Funds, and Peter S. Park, as the sole member and manager of PWAM (Mr. Park), may be deemed to beneficially own the 711,606 Common Shares. The principal address of PWAM is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(5) Includes 176,361 shares of common stock held by Janney Montgomery Scott LLC CUST FBO Scott Tarriff IRA and 269,100 shares of common stock underlying options that are immediately exercisable. Mr. Tarriff is a trustee of Janney Scott LLC CUST FBO Scott Tarriff IRA and, as such, may be deemed to share voting and investment power with respect to all shares held by such entity.

(6) Includes 35,880 shares of common stock underlying an option that is immediately exercisable.

(7) Includes 35,176 shares of common stock underlying options that are immediately exercisable.

(8) Includes the shares of common stock held by the ProQuest entities referred to in footnote (2) above. Mr. Moorin is a managing member of ProQuest Management LLC and ProQuest Associates IV LLC, the General Partner of ProQuest Investments IV, L.P. and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities. Mr. Moorin is also a trustee of ProQuest Management LLC DBPP FBO Jay Moorin and the ProQuest Management LLC Salary Savings Plan FBO Jay Moorin and for the benefit of certain other individuals and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities.

(9) Includes 14,040 shares of common stock underlying options that are immediately exercisable.

(10) Includes 14,040 shares of common stock underlying options that are immediately exercisable.

(11) Includes 9,360 shares of common stock underlying an option that is immediately exercisable.

(12) Includes the shares of common stock held by the ProQuest entities referred to in footnote (2) above. Dr. Schreiber is a managing member of the ProQuest Management LLC and ProQuest Associates IV LLC, General Partner of ProQuest Investments IV, L.P. and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities. Dr. Schreiber is also a trustee of ProQuest Management LLC DBPP FBO Jay Moorin and the ProQuest Management LLC Salary Savings Plan FBO Jay Moorin and for the benefit of certain other individuals and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since the beginning of our last fiscal year to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements.
Employment Arrangements
We have entered into employment arrangements with our named executive officers as more fully described above in “Agreements with our Named Executive Officers.”
Stock Options Granted to Executive Officers and Directors
We have granted stock options to our executive officers and directors, as more fully described in the "Outstanding Equity Awards at Fiscal Year-End" and "Director Compensation" sections above.
Indemnification Agreements
We have entered into, and intend to continue to enter into, indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws and our amended and restated certificate of incorporation. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys' fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.
Policies and Procedures for Transactions with Related Persons
We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a "related-person transaction" is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeds $120,000.
Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is defined as any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or other independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.
The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Item 14. Principal Accountant Fees and Services.

	Year Ended September 30,
	2014	2013
Audit Fees (1)	$430,000	$82,000
Audit Related Fees (2)	—	7,000
Tax Fees (3)	17,500	17,500
All Other Fees (4)	—	—
Total Fees	$447,500	$106,500

Audit and all Other Fees
(1) Audit fees consist of fees billed for professional services performed by BDO USA, LLP ("BDO") for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our initial public offering. Included in the 2014 Audit fees is $271,500 of fees billed in connection with our initial public offering.

(2) Audit-related fees consist of fees billed by BDO for professional services that are reasonably related to the performance of the audit or review of our financial statements.

(3) Tax fees relate to professional services rendered in connection with tax audits, and tax return preparation services.

(4) There were no other fees billed by BDO.

Pre-Approval Policies and Procedures
We maintain an auditor independence policy that prohibits our auditors from performing non-financial consulting services, such as information technology consulting and internal audit services. This policy mandates that the Audit Committee approve the audit and non-audit services and related budget in advance, and that the Audit Committee be provided with quarterly reporting on actual spending. This policy also mandates that we may not enter into auditor engagements for non-audit services without the express approval of the Audit Committee. In accordance with this policy, the Audit Committee pre-approved all services to be performed by our independent registered public accounting firm.

Part IV
Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A or as part of our Annual Report on Form 10-K filed with the SEC on December 22, 2014.
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
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-192984), as amended.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant’s Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Woodcliff Lake, Bergen County, State of New Jersey, on this 28th day of January 2015.
Eagle Pharmaceuticals, Inc.

By:	/s/ Scott Tarriff
Scott Tarriff
President and Chief Executive Officer