Form 10-QT
period 2014-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2015-02-17
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2014 to December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of February 13, 2015: 14,036,680 shares.

Eagle Pharmaceuticals, Inc.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Transition Report on Form 10-Q contains forward-looking statements, that involve risk and uncertainties. The words “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.
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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Transition Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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
NOTE REGARDING COMPANY REFERENCES

Throughout this report, “Eagle Pharmaceuticals,” the “Company,” “we,” “us” and “our” refer to Eagle Pharmaceuticals, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Transition Report on Form 10-Q are the property of their respective owners.

EAGLE PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31, 2014 (unaudited)	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,869	$22,722
Short-term investments	—	19,999
Accounts receivable	11,956	7,296
Inventories	1,242	1,294
Prepaid expenses and other current assets	1,640	1,711
Total current assets	49,707	53,022
Property and equipment, net	342	344
Other assets	45	45
Total assets	$50,094	$53,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,501	$4,059
Accrued expenses	12,165	9,671
Deferred revenue	6,520	6,585
Total current liabilities	22,186	20,315
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of December 31, 2014 and September 30, 2014	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 14,036,680 and 14,032,167 issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	14	14
Additional paid in capital	137,577	137,259
Accumulated deficit	(109,683)	(104,177)
Total stockholders' equity	27,908	33,096
Total liabilities and stockholders' equity	$50,094	$53,411
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,
	2014	2013

Revenue:
Product sales	$1,506	$2,224
Royalty income	4,094	3,268
Total revenue	5,600	5,492
Operating expenses:
Cost of revenue	4,489	4,624
Research and development	3,986	2,589
Selling, general and administrative	3,690	1,344
Total operating expenses	12,165	8,557
Loss from operations	(6,565)	(3,065)
Interest income	1	1
Interest expense	(1)	—
Change in value of warrant liability	—	(191)
Total other (expense)	—	(190)
Loss before income tax benefit	(6,565)	(3,255)
Income tax benefit	1,059	—
Net Loss	$(5,506)	$(3,255)
Less dividends on Series A, B, B-1 and C Convertible Preferred Stock	—	(1,132)
Net loss attributable to common stockholders	$(5,506)	$(4,387)
Loss per share attributable to common stockholders Basic and diluted	$(0.39)	$(1.44)
Weighted average common shares outstanding Basic and diluted	14,032,828	3,048,131

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Balance at September 30, 2014	14,032	$14	$137,259	$(104,177)	$33,096
Stock-based compensation expense			284		284
Issuance of common stock upon exercise of stock option grants	5	—	34		34
Net loss				(5,506)	(5,506)
Balance at December 31, 2014	14,037	$14	$137,577	$(109,683)	$27,908

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,506)	$(3,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13	31
Stock-based compensation	284	78
Change in fair value of warrant liability	—	191
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,660)	(1,468)
Decrease in inventories	52	—
Decrease in prepaid expenses and other current assets	71	1,534
(Decrease) increase in accounts payable	(558)	1,154
(Decrease) increase in deferred revenue	(65)	—
Increase in accrued expenses and other liabilities	2,494	1,758
Net cash (used in) provided by operating activities	(7,875)	23
Cash flows from investing activities:
Purchase of property and equipment	(11)	(7)
Proceeds from short term investments	19,999	—
Net cash provided by (used in) investing activities	19,988	(7)
Cash flows from financing activities:
Deferred IPO costs	—	(498)
Proceeds from common stock option exercise	34	—
Net cash provided by (used in) financing activities	34	(498)
Net increase (decrease) in cash	12,147	(482)
Cash and cash equivalents at beginning of period	22,722	10,456
Cash and cash equivalents at end of period	$34,869	$9,974
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(1)	$—
Franchise taxes	—	1
Non-cash financing activities
Accrued IPO costs	—	133
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Financial information as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 is unaudited)

1. Interim Condensed Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the year ended September 30, 2014, filed with the Securities and Exchange Commission on December 22, 2014.
On January 20, 2015, the Board of Directors of the Company authorized a change in the Company’s fiscal year end from September 30th to December 31st.  The change was intended to better align the Company’s fiscal year with the business cycles of other specialty pharmaceutical companies. As a result of the change in fiscal year, the Company’s 2015 fiscal year began on January 1, 2015 and will end on December 31, 2015.
As a result of the change in fiscal year, the Company is filing this Transition Report on Form 10-Q (this "Transition Report") covering the transition period from October 1, 2014 to December 31, 2014.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. (the "Company", or "Eagle") is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the FDA's 505(b)(2) NDA regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved, injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has two products currently being sold in the United States, Ryanodex®, launched in August 2014, and a ready-to-use formulation of Argatroban under various license agreements in place with commercial partners. The Company has a number of products currently under development and certain products may be subject to license agreements.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Financial information as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 is unaudited)

3. Summary of Significant Accounting Policies
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
Fair Value Measurements
U.S. GAAP establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Financial information as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 is unaudited)

to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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
The fair value of interest-bearing cash and cash equivalents are classified as Level 1 at December 31, 2014 and September 30, 2014.
The Company is required by U.S. GAAP to record certain assets and liabilities at fair value on a recurring basis.
The guidance in ASC 815 required that the Company mark the value of its warrant liability to market and recognize the change in valuation in its statement of operations each reporting period. Determining the warrant liability to be recorded required the Company to develop estimates to be used in calculating the fair value of the warrant.
Since these preferred stock warrants did not trade in an active securities market, the Company recognized a warrant liability and estimated the fair value of these warrants using a Probability-Weighted Expected Returns valuation model. Therefore, the warrant liability was considered a Level 3 measurement. All warrants outstanding immediately prior to the public offering were net exercised in connection with the initial public offering. There were no outstanding warrants as of December 31, 2014.
Concentration of Major Customers and Vendors
The Company's customers are its commercial and licensing partners. The Company is dependent on these commercial partners to market and sell Argatroban, from which substantially most of its current revenues are currently derived; therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended December 31,
	2014	2013
Net revenues
The Medicines Company	36%	50%
Sandoz, Inc.	55%	50%
Other	9%	—%
	100%	100%

	December 31,	September 30,
	2014	2014
Accounts receivable
The Medicines Company	61%	75%
Sandoz, Inc.	35%	18%
Other	4%	7%
	100%	100%

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Financial information as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 is unaudited)

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
Pre-Launch Inventory

The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed a New Drug Application (an "NDA") that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. The Company did not have pre-launch inventory as of December 31, 2014 and September 30, 2014.

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $1,556 and immaterial for the three months ended December 31, 2014 and 2013, respectively.
Redeemable Convertible Preferred Stock
The carrying value of redeemable convertible preferred stock was increased by periodic accretions, using the interest method so that the carrying amount would equal the redemption amount at the earliest redemption date.
Accounting for Income Taxes
The Company accounts for deferred taxes using the asset and liability method as specified by ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and the tax basis of assets and liabilities, operating losses and tax credit carryforwards. Deferred income taxes are measured using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Financial information as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 is unaudited)

on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.
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
During the three months ended December 31, 2014 and 2013, the Company sold New Jersey state net operating loss (NJ NOL) carry forwards, which resulted in the recognition of $1,059 and $0 in tax benefits, respectively.
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
The Company recognizes revenues from non-refundable up-front license fees received under collaboration agreements ratably over the performance period as determined under the collaboration agreement (estimated development period in the case of development agreements, and contract period or longest patent life in the case of supply and distribution agreements). If the estimated performance period is subsequently modified, the Company will modify the period over which the upfront license fee is recognized accordingly on a prospective basis. Upon termination of a collaboration agreement, any remaining non-refundable license fees received by the Company, which had been deferred, are generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in its statements of operations. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event, and collectability is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of its performance obligations under the collaboration agreement. No such revenue was recorded in the three months ended December 31, 2014 and 2013.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Financial information as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 is unaudited)

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
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Three Months Ended December 31,
	2014	2013
Risk-free interest rate	2.11% - 2.16%	1.75% - 8.25%
Volatility	56.84%	64.00%
Expected term (in years)	6.59 - 10.00 years	6.02 - 10.00 years
Expected dividend yield	0.0%	0.0%
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
The anti-dilutive common shares equivalents outstanding at the three months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31,
	2014	2013
Series A	—	2,332,059
Series B	—	1,980,429
Series B-1	—	1,455,750
Series C	—	1,719,690
Series C warrants	—	147,254
Options	1,302,685	841,104
Total	1,302,685	8,476,286

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Financial information as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 is unaudited)

4. Inventories
Inventories consist of the following:

	December 31,	September 30,
	2014	2014
Finished products	$1,242	$1,294
	$1,242	$1,294

5. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	December 31,	September 30,
	2014	2014
Prepaid expenses and other current assets
Prepaid product costs	$1,020	$840
Prepaid FDA user fee	148	197
Prepaid insurance	183	345
All other	289	329
Total Prepaid expenses and other current assets	$1,640	$1,711
Accrued Expenses
Accrued expenses consist of the following:

	December 31,	September 30,
	2014	2014
Accrued expenses
Royalties due to The Medicines Company	$5,880	$4,707
Royalties due to SciDose	2,308	1,050
Accrued research & development	1,307	1,498
Accrued professional fees	502	591
Accrued salary and other compensation	1,025	890
Accrued product costs	839	490
All other	304	445
Total Accrued expenses	$12,165	$9,671

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Financial information as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 is unaudited)

Deferred Revenue
Deferred revenue consists of the following:

	December 31,	September 30,
	2014	2014
Deferred revenue
The Medicines Company	$520	$585
Deferred Revenue for ongoing business	520	585
Par Pharmaceuticals Companies, Inc.	5,500	5,500
Par Pharmaceuticals Companies, Inc./Tech Transfer	500	500
Deferred Revenue from Asset Sales	6,000	6,000
Total Deferred revenue	$6,520	$6,585
6. Common Stock and Stock-Based Compensation
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
The Company recognized share-based compensation in its statements of operations for the three months ended December 31, 2014 and 2013 as follows:

	Three Months Ended December 31,
	2014	2013
Selling, general and administrative	$144	$41
Research and development	140	37
Total	$284	$78
7. Commitments
At December 31, 2014, the Company has purchase obligations in the amount of $715 which represent the contractual commitments under a Contract Manufacturing and Supply Agreement with a supplier. The obligation under the supply agreement is primarily for finished product and research and development.
The Company leases its office space under a lease agreement that expires on May 31, 2015. Rental expense was $68 for each of the three month periods ended December 31, 2014 and 2013. The remaining future lease payments under the operating lease are $114 as of December 31, 2014, payable monthly through May 31, 2015.
8. Legal Proceedings
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Financial information as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 is unaudited)

In September 2013, the Company filed a New Drug Application under Section 505(b)(2) for EP-3101 (bendamustine RTD) and notified Cephalon, the holder of Treanda®, the referenced approved drug in our application, of the Company's 505(b)(2) filing and paragraph IV certification. Cephalon filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware on October 21, 2013 to defer the approval of the bendamustine indication. Cephalon's filing of the lawsuit invoked a 30-month stay of FDA approval of the Company's bendamustine product, which will delay FDA approval until the earlier of the March 2016 expiration of the 30-month stay imposed by the Hatch-Waxman Act, or such time as the district court enters judgment in the Company's favor or otherwise acts to shorten the stay. Moreover, regardless of when the 30-month stay is resolved or expires, the FDA may still be prohibited from approving the Company's 505(b)(2) NDA due to Cephalon's unexpired orphan drug and pediatric exclusivities for Treanda®. Specifically, Cephalon has received orphan drug and related pediatric exclusivity expiring in September 2015 and May 2016 for the Chronic Lymphocytic Leukemia ("CLL") and indolent B-cell non-Hodgkin's Lymphoma ("NHL") indications, respectively. When a drug, such as Treanda®, has orphan drug exclusivity, the FDA may not approve any other application to market the same drug for the same indication for a period of up to seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. In the United States, pediatric exclusivity adds six months to any existing exclusivity period.
In July 2014, the FDA had granted tentative approval and orphan drug designation to the Company’s New Drug Application for patented Bendamustine Hydrochloride Injection, a ready-to-dilute concentrate solution (“bendamustine RTD”) for the treatment of NHL.
In September 2014, Cephalon moved to dismiss with prejudice its first lawsuit alleging that the Company’s tentatively approved bendamustine hydrochloride injection infusion product infringes one of its patents, U.S. Patent No. 8,445,524. The case was filed in the United States District Court for the District of Delaware in October, 2013.
On August 12, 2014, Cephalon filed a second lawsuit in the District of Delaware alleging that the Company’s bendamustine product infringes Cephalon’s newly-issued U.S. Patent No. 8,791,270.
9. Subsequent Events

On February 13, 2015, the Company entered into an exclusive license agreement (the “License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to the Company's bendamustine hydrochloride (HCl) rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

Under the terms of the License, the Company will receive an upfront cash payment of $30.0 million, and is eligible to receive up to $90.0 million in additional milestone payments. In addition, the Company will receive royalty payments in the double digit range of net sales of the product. In connection with the License, the Company and Cephalon will enter into a supply agreement, pursuant to which the Company will be responsible for supplying product to Cephalon for a specified period.

In connection with the entry into the License, on February 13, 2015 the Company and Cephalon entered into a Settlement and License Agreement (the "Settlement Agreement"), pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which the Company has agreed to enter into a Consent Judgment regarding the ‘270 patent. The Consent Judgment will be submitted to the Court within 5 days of the Settlement Agreement. As part of the Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Transition Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 22, 2014.
Forward-Looking Information
This Transition Report on Form 10-Q contains forward-looking statements, that involve risk and uncertainties. The words “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.
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
Our product portfolio now includes three approved products, Argatroban, Ryanodex® (dantrolene sodium) and diclofenac-misoprostol. We were granted tentative approval for EP-3101 (patented Bendamustine Hydrochloride Injection, ready-to-dilute concentrate solution), (“bendamustine RTD”) and orphan drug designation on EP-3102 Bendamustine RTD currently under development as a rapid infusion product. Orphan drug designation was granted for the treatment of chronic lymphocytic leukemia (“CLL”) and indolent B-cell non-Hodgkin’s lymphoma (“NHL”). We currently have five advanced product candidates and three commercialized products, Argatroban, Ryanodex® (dantrolene sodium) and diclofenac-misoprostol. We began commercializing diclofenac-misoprostol in January 2015.
We have two commercial partners, The Medicines Company and Sandoz Inc., ("Sandoz"), who pursuant to separate agreements market Argatroban. As a result of our commercialization strategy, we have been able to minimize certain expenses, but also are required to share revenues from Argatroban with our commercial partners.
We may commercialize our future products independently in the United States; while outside of the United States, we intend to utilize partners for the commercialization of our products. As part of our strategy for Ryanodex®, we have contracted a specialty sales force who is targeting group purchasing organizations, hospital groups and key stakeholders in acute care settings and primary hospitals. We expect the impact on our results of operations of this commercialization strategy will be that we will receive revenue from direct sales and royalty income will be a less significant part of our revenues. This commercialization strategy will also result in higher infrastructure and selling expenses, along with greater working capital requirements to support this strategy.
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
On March 14, 2014, we received FDA approval of our Abbreviated New Drug Application for diclofenac-misoprostol tablets.
On July 2, 2014, we were granted tentative approval for EP-3101 Bendamustine RTD. Also in July 2014, we were granted orphan drug designation for EP-3102 for the treatment of CLL and indolent B-cell NHL by the FDA.

On July 22, 2014 we received FDA approval for Ryanodex® (dantrolene sodium) for injectable suspension indicated for the treatment of malignant hyperthermia ("MH"). We launched in August 2014 and incurred expenses associated with marketing and other launch efforts.

On August 8, 2014, we settled the lawsuit with Hikma related to the Asset Purchase Agreement. Pursuant to the terms of the settlement we retained ownership of diclofenac-misoprostol including the rights to launch and commercialize the product and we will pay to Hikma a percentage of Net Profits after recovery of certain expenses. On January 23, 2015, we began commercializing diclofenac-misoprostol.
On August 29, 2014, we successfully executed the product launch of Ryanodex®. We contracted a third party logistics partner who stores our inventory, fulfills sales orders and provides detailed real time reporting. Additionally, we contracted with a third party sales force comprised of 20 representatives who are focusing their promotional activities on important stakeholders within the hospital setting. To complement these efforts, we have also engaged group purchasing organizations and wholesalers in contracting discussions.

In November 2014 we received positive results from our clinical trial of EP-3102 Bendamustine RTD, in which the same formulation of EP-3101 was delivered in a 50mL admixture in ten minutes versus the 500mL admixture delivered in a 60-minute infusion required for Treanda®. In this study, EP-3102 was found to be bioequivalent to Treanda®, which was the primary endpoint of the study. The incidence and profile of adverse events, both infusion-related and general, for EP-3102 was comparable to Treanda®. EP-3102 delivers the same amount of active ingredient as Treanda® but with a lower admixture volume, which enables our product to be administered more quickly. The total domestic Treanda® market currently exceeds $700 million. The EP-3101 NDA was filed with the FDA on September 6, 2013. This NDA is subject to on-going litigation with the application holder Cephalon, and we incurred legal expenses associated with defending our position.

On January 20, 2015, the Board of Directors of the Company authorized a change in our fiscal year end from September 30, 2014 to December 31, 2014.  The change was intended to better align our fiscal year with the business cycles of other specialty pharmaceutical companies. As a result of the change in fiscal year, our 2015 fiscal year began on January 1, 2015 and will end on December 31, 2015.

On February 13, 2015, we entered into an exclusive license agreement (the “License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to EP-3102, our bendamustine hydrochloride (HCl) rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and we will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

Upon entering the agreement with Cephalon on February 13, 2014, we submitted a NDA to the FDA for EP-3102 our rapid infusion bendamustine product, and requested Priority Review.

Under the terms of the License, we will receive an upfront cash payment of $30.0 million, and are eligible to receive up to $90.0 million in additional milestone payments. In addition, we will receive royalty payments in the double digit range of net sales of the product. In connection with the License, we and Cephalon will enter into a supply agreement, pursuant to which we will be responsible for supplying product to Cephalon for a specified period.

In connection with the entry into the License, on February 13, 2015 the Company and Cephalon entered into a Settlement and License Agreement (the "Settlement Agreement"), pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which the Company has agreed to enter into a Consent Judgment regarding the ‘270 patent. The Consent Judgment will be submitted to the Court within 5 days of the Settlement Agreement. As part of the Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102. The Company believes this will allow its bendamustine hydrochloride (HCI) rapid infusion product to come to market quicker than if the Company was commercializing the product on its own by removing the potential that Cephalon can use a claim of patent infringement to block bendamustine hydrochloride (HCI) rapid infusion product from the market and better enabling the Company to obtain regulatory approval.

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
Currently, most of our product sales are from Argatroban and Ryanodex® and royalty income are derived from the sale of Argatroban to, and the resale by, two commercial partners, Sandoz and The Medicines Company. The primary factors that determine our revenues derived from Argatroban are:

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
Cost of Revenue
Cost of revenue consists of the costs associated with producing our products for our commercial partners. In particular, our cost of revenue includes production costs of Argatroban and Ryanodex® paid to a contract manufacturing organization coupled with shipping and customs charges, as well as royalty expense. Cost of revenue may also include the effects of product recalls, if applicable.
Research and Development
Our research and development expenses consist of expenses incurred in developing, testing, manufacturing and seeking regulatory approval of our product candidates, including: expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses in preparing for the commercial manufacture of products including Ryanodex®, launched in August 2014, EP-3101 (bendamustine RTD), EP-3102 (bendamustine rapid infusion), EP-6101 (bivalirudin) and our other product candidates; payments made to third-party clinical research organizations, contract laboratories and independent contractors; payments made to consultants who perform research and development on our behalf and assist us in the preparation of regulatory filings; payments made to third-party investigators who perform research and development on our behalf and clinical sites where such research and development is conducted; expenses incurred to maintain technology licenses; and facility, maintenance, allocated rent, utilities, depreciation and amortization and other related expenses. Additionally, costs include salaries, benefits and other related costs, including stock-based compensation for research and development personnel.
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
Selling, General and Administrative
Selling, general and administrative costs consist primarily of salaries, benefits and other related costs, including stock-based compensation for executive, finance, selling and operations personnel. Included in selling costs are expenses related to our contracted sales organization and marketing of Ryanodex®. General and administrative expenses include facility and related costs, professional fees for legal, consulting, tax and accounting services, insurance, selling, market research, advisory board and key opinion leaders, depreciation and general corporate expenses. We expect that our selling, general and administrative expenses will increase with the continued development and potential commercialization of our product candidates particularly as we begin to commercialize our own products in the United States, as well as increased expenses associated with being a public company.
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
Results of Operations
Comparison of Three Months Ended December 31, 2014 and 2013

Revenues

	Three Months Ended December 31,		Increase/ (Decrease)
	2014	2013
	(in thousands)
Product sales	$1,506	$2,224	$(718)
Royalty income	4,094	3,268	826
Total revenue	$5,600	$5,492	$108
Total revenue increased $0.1 million in the three months ended December 31, 2014 to $5.6 million as compared to $5.5 million in the three months ended December 31, 2013.
Product sales decreased $(0.7) million in the three months ended December 31, 2014 to $1.5 million as compared to $2.2 million in the three months ended December 31, 2013. This net decrease in product sales was due to longer lead times in procuring materials for manufacturing Argatroban, partially offset by Ryanodex®, launched in August 2014, which resulted in net product sales of $0.5 million for the three months ended December 31, 2014.
Royalty income increased $0.8 million in the three months ended December 31, 2014 to $4.1 million as compared to $3.3 million in the three months ended December 31, 2013, as a result of increased end use sales of Argatroban by our commercial partners.

Cost of Revenue

	Three Months Ended December 31,		(Decrease)
	2014	2013
	(in thousands)
Cost of revenue	$4,489	$4,624	$(135)
Cost of net revenues decreased by $(0.1) million to $4.5 million in the three months ended December 31, 2014 from $4.6 million in the three months ended December 31, 2013. This $(0.1) million net decrease in cost of revenues was mainly attributable to a decrease in product sales of Argatroban offset by an increase in royalty expense to both SciDose and the Medicines Company. We recognized $2.7 million and $2.0 million in royalty expense for the three months ended December 31, 2014 and 2013, respectively.

With respect to Argatroban product sales we experienced a net decrease in the cost of revenue of approximately $(0.8) million in the three months ended December 31, 2014 over the three months ended December 31, 2013. This net decrease is comprised of a $(0.6) million decrease in testing costs and a $(0.8) million decrease in product costs offset by a $0.7 million increase in royalty expense. Cost of revenue related to Ryanodex® was approximately $0.7 million, of which $0.1 million was for royalty expense, $0.4 million was related to product sales and $0.2 million for other expenses incurred including predominantly certain regulatory and other expenses to our third party logistics partner.

Research and Development

	Three Months Ended December 31,		Increase/ (Decrease)
	2014	2013
	(in thousands)
EP-6101 (bivalirudin)	$570	$—	$570
EP-3101 (bendamustine RTD)	773	436	337
EP-3102 (bendamustine short infusion time)	1,090	721	369
Ryanodex® (dantrolene sodium)	54	412	(358)
Pemetrexed	129	—	129
All other projects	221	290	(69)
Salary and other personnel related expenses	1,149	730	419
Total Research and Development	$3,986	$2,589	$1,397
Research and development expenses increased $1.4 million in the three months ended December 31, 2014 to $4.0 million as compared to $2.6 million in the three months ended December 31, 2013. Expenses in the three months ended December 31, 2014 were higher than in the three months ended December 31, 2013 as a result of an increase in project spending for EP-3101 (bendamustine RTD), EP-3102 (bendamustine short infusion time), EP-6101 (bivalirudin), and salaries and other personnel related expenses offset by a decrease in project spending for Ryanodex®.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.4 million in the three months ended December 31, 2014 to $3.7 million as compared to $1.3 million in the three months ended December 31, 2013. This increase is related to a $1.5 million increase in marketing related to the launch of Ryanodex® (dantrolene sodium), increase of $0.5 million of professional fees, insurance and miscellaneous expenses and $0.4 million increase in general and administrative salary and personnel related expenses.

Other Income (Expense)

	Three Months Ended December 31,		Increase/ (Decrease)
	2014	2013
	(in thousands)
Interest income	$1	$1	$—
Interest expense	(1)	—	(1)
Change in value of warrant liability	—	(191)	191
Total other income/(expense), net	$—	$(190)	$190
Other income and (expense) decreased by $(0.2) million in the three months ended December 31, 2014 to $0.0 as compared to an expense of $0.2 million in the three months ended December 31, 2013. The decrease in other income and (expense) was due to the recognition of the change in value of the warrant liability during three months ended December 31, 2013. These convertible notes and warrants converted to common stock in connection with the initial public offering in February 2014.
Income Tax Benefit
Income tax benefit increased $1.1 million in the three months ended December 31, 2014 to a benefit of $1.1 million as compared to a benefit of $0.0 million for the three months ended December 31, 2013 due to the timing of sales of our New Jersey State net operating losses.
Net Loss
Net loss for the three months ended December 31, 2014 was $(5.5) million as compared to net loss of $(3.3) million in the three months ended December 31, 2013, as a result of the factors discussed above.

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
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $34.9 million and $10.0 million as of December 31, 2014 and December 31, 2013, respectively.
For the three months ended December 31, 2014, we incurred a net loss of $(5.5) million. As of December 31, 2014, we had a working capital surplus of $27.5 million. For the three months ended December 31, 2013, we incurred a net loss of $3.3 million. We have sustained significant losses since our inception on January 2, 2007 and had accumulated a deficit of $109.7 million as of December 31, 2014.
We believe that future cash flows from operations, together with proceeds from the initial public offering will be sufficient to fund our currently anticipated working capital requirements through December 31, 2015. No assurance can be given that operating results will improve, out-licensing of products will be successful or that additional financing could be obtained on terms acceptable to us.
Operating Activities:
Net cash used in operating activities for the three months ended December 31, 2014 was $(7.9) million. Net loss for the period was $(5.5) million offset by non-cash adjustments of approximately $0.3 million from depreciation and stock-based compensation expense. Net changes in working capital decreased cash from operating activities by approximately $(2.7) million, due to a decrease in inventories of $0.1 million, a decrease in prepaid expenses of $0.1 million, a decrease in accounts payable of $(0.6) million, and a decrease in deferred revenue of $(0.1) million. We experienced an increase in accounts receivable of $(4.7) million and an increase in accrued expenses of $2.5 million. Accrued expenses increased primarily due to accrued royalties. The total amount of accounts receivable at December 31, 2014 was approximately $12.0 million, which included approximately $1.8 million of product sales and approximately $10.1 million of royalty income, all with payment terms of 45 days and approximately $0.1 million of other receivables. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.

At December 31, 2014, our cumulative receivables related to royalty income consist of approximately $7.1 million in receivables from The Medicines Company and $3.0 million in receivables from Sandoz.
Based on our agreement with The Medicines Company, our cumulative receivables related to that agreement will continue to aggregate in future periods. Our agreement with The Medicines Company does not contemplate the ability for the parties to net settle amounts receivable or payable. Notwithstanding this, the Company has periodically collected from The Medicines Company amounts that would be equal to the net amount of receivables due from The Medicines Company, but, because it is unclear whether such cash receipt is intended to be settlement of the net receivable or only a partial payment towards the gross receivable, the Company has presented these receivables and payables in gross amounts on its condensed financial statements. As a result, the cumulative receivable from The Medicines Company, as reduced by the cash received from The Medicines Company, aggregates from period-to-period and has never been fully offset by those actual cash payments. At December 31, 2014 , we recorded a receivable of approximately $7.1 million and a payable of $5.9 million to The Medicines Company (based upon a 50% revenue split on Sandoz sales). The net receivable due from The Medicines Company for the quarter ended December 31, 2014 therefore is $1.2 million. The receivable of $1.2 million from The Medicines Company as of December 31, 2014 therefore represents the net cumulative receivable of the Company.
We believe that our accounts receivable as of December 31, 2014, after taking into account netting of receivables and payables related to The Medicines Company, are reasonably collectible, and given the payment terms, will be collected in approximately 90 days, and thus would not have a material effect on our liquidity.
Net cash provided by operating activities for the three months ended December 31, 2013 was $23 thousand. Net loss for the period was $3.3 million offset by non-cash adjustments of approximately $0.3 million from the change in value of the warrant liability, depreciation, and stock-based compensation expense. Net changes in working capital increased cash from operating activities by approximately $23 thousand, primarily due to a decrease in prepaid expenses of $1.5 million ($0.7 million for prepaid product costs and $0.8 million for FDA user fees) offset by an increase in accounts receivable of $1.5 million and an increase in accounts payable and accrued expenses of $3.0 million. The total amount of accounts receivable at December 31, 2013 was approximately $6.5 million, which included approximately $1.5 million of product sales and approximately $5.0 million of royalty income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter; and for product sales the period starts upon delivery of product.
Investing Activities:
In the three months ended December 31, 2014 and 2013, we invested $11 thousand and $7 thousand, respectively, for the purchase of property and equipment.
In the three months ended December 31, 2014 and 2013, we redeemed $20.0 million and $0, respectively, of short term investments.
Financing Activities:
Net cash provided by financing activities for the three months ended December 31, 2014 was $34 thousand resulting from proceeds of stock options exercised.
Net cash used for financing activities for the three months ended December 31, 2013 was $0.5 million for professional fees related to IPO planning.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of December 31, 2014 we had cash and cash equivalents of $34.9 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents and short-term investments, we do not believe that a change in market rates would have any significant impact on the realized value of our investments. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Based on their evaluation at December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
Cephalon (U.S. Patent No. 8,445,524)
On October 21, 2013, Cephalon Inc. ("Cephalon"), a subsidiary of Teva, filed a lawsuit in the United States District Court for the District of Delaware alleging that our tentatively approved bendamustine hydrochloride injection infusion product infringes one of its patents, U.S. Patent No. 8,445,524. On November 15, 2013, we filed an Answer and Counterclaims seeking Declaration of Non-infringement. On December 9, 2013, Cephalon filed an Answer to our counterclaims. At Cephalon’s request, the court dismissed this suit with prejudice on November 10, 2014.
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
On February 13, 2015, the Company entered into an exclusive license agreement (the “License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to the Company's bendamustine hydrochloride (HCl) rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

Under the terms of the License, the Company will receive an upfront cash payment of $30.0 million, and is eligible to receive up to $90.0 million in additional milestone payments. In addition, the Company will receive royalty payments in the double digit range of net sales of the product. In connection with the License, the Company and Cephalon will enter into a supply agreement, pursuant to which the Company will be responsible for supplying product to Cephalon for a specified period.

In connection with the entry into the License, on February 13, 2015 the Company and Cephalon entered into a Settlement and License Agreement, pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which the Company has agreed to enter into a Consent Judgment regarding the ‘270 patent. The Consent Judgment will be submitted to the Court within 5 days of the Settlement Agreement. As part of the Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102.

Other
From time to time we are party to legal proceedings in the course of our business in addition to those described above. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Item 1a. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Transition Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this Transition Report on Form 10-Q as well as general risks and uncertainties such as those relating to general economic conditions and demand in the market for our products.

Risks Related to Our Financial Condition and Need for Additional Capital
We have incurred significant losses since our inception and we will continue to incur significant losses for the foreseeable future and may never be profitable.
We have a limited operating history. To date, we have focused primarily on developing a broad product portfolio and have obtained regulatory approval for three products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. We may not generate significant revenue from sales of our product candidates in the near-term, if ever. We have incurred significant net losses of $5.5 million for the three months ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $109.7 million.
We have devoted most of our financial resources to product development. To date, we have financed our operations primarily through the sale of equity and debt securities. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. To date, only Argatroban, Ryanodex® and diclofenac-misoprostol have been commercialized, and if our product candidates are not successfully developed or commercialized, or if revenue is insufficient following marketing approval, we will not achieve profitability and our business may fail. Even if we successfully obtain regulatory approval to market our product candidates in the United States, our revenue is also dependent upon the size of the markets outside of the United States, as well as our ability to obtain market approval and achieve commercial success in those jurisdictions.

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
Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our lead product candidates EP-3101 (bendamustine RTD), EP-3102 (bendamustine rapid infusion), and EP-4104 (dantrolene for EHS). Any delay or setback in the development of any of these product candidates could adversely affect our business. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. Our other product candidates, EP-6101 (bivalirudin) and EP-5101 (pemetrexed), are at an earlier development stage and it will require additional time and resources to develop and seek regulatory approval for such product candidates and, if we are successful, to proceed with commercialization. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. For example, in August 2009, we submitted our product EP-2101 (topotecan) for approval in the United States under the 505(b)(2) regulatory pathway, referencing the brand product, Hycamtin. Ultimately, the FDA determined that it could not approve the application as submitted due to the amount of active drug per vial in our product and the potential for unintentional overdose. Based on the FDA's feedback and our determination that the market for topotecan had become overly competitive with multiple players, we decided not to continue to pursue product approval or commercialize EP-2101 (topotecan).
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
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for each of our product candidates described in this Transition Report on Form 10-Q. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act ("FDCA"). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.
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
We have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval. For example, we obtained FDA approval for our product Argatroban using the 505(b)(2) regulatory pathway, but, after discussions with the FDA, we decided not to continue pursuing FDA approval of our product EP-2101 (topotecan). The FDA determined that it could not approve the application as submitted due to the amount of active drug per vial in our product and the potential for unintentional overdose. Based on the FDA's feedback and our determination that the market for topotecan had become overly competitive with multiple players, we decided not to continue to pursue product approval or commercialize EP-2101 (topotecan). If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.
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
We have very limited sales, marketing or distribution experience and have only recently started the initial phases of developing an internal commercial organization. Although we have begun to establish a small, focused, specialty sales and marketing organization to promote Ryanodex® in the United States, we currently have no such organization or capabilities, and the cost of establishing and maintaining such an organization may exceed the benefit of doing so. We have very limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We also intend to enter into strategic partnerships with third parties to commercialize our product candidates both inside and outside of the United States and have recently entered into a strategic partnership with Cephalon, a wholly owned subsidiary of Teva, to commercialize our bendamustine hydrochloride (HCl) rapid infusion, if approved. We may have limited or no control over the sales, marketing and distribution activities of Cephalon. Our future revenues may depend heavily on the success of the efforts of Cephalon.
We may have difficulty establishing additional relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
In addition to the agreements we have for Argatroban and bendamustine hydrochloride (HCl) rapid infusion, we may enter into agreements with third parties to market Ryanodex® (dantrolene sodium) and diclofenac-misoprostol outside the United States. Additionally, we may enter into agreements with third parties to market our products, as well as Argatroban, outside the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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
The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Argatroban is currently marketed in the United States by, among others, GlaxoSmithKline, or GSK, and West-Ward Pharmaceuticals, or West-Ward, and bendamustine is marketed in the United States by Cephalon under the brand name Treanda®. Further, makers of branded reference drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. Cephalon has obtained approval for a ready to dilute, or RTD, version of Treanda® which will compete with our EP-3101 (bendamustine RTD) product.
Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than Argatroban and Ryanodex® or any product candidate that we are currently developing or that we may develop. In addition, our competitors may file citizens' petitions with the FDA in an attempt to persuade the FDA that our products, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).
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
In addition, the market for Argatroban and Ryanodex® and our product candidates will depend significantly on access to third party payors' drug formularies, or lists of medications for which third party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.
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
We rely on third parties to manufacture commercial supplies of Argatroban, Ryanodex® and clinical supplies of our product candidates, and we intend to rely on third parties to manufacture commercial supplies of any other approved products. The commercialization of any of our products could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.
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
More generally, manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to make product candidates available for clinical trials and development purposes or to further commercialize Argatroban and Ryanodex® or commercialize any of our other product candidates in the United States would be jeopardized. Any delay or interruption in our ability to meet commercial demand may result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for approved products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. Regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
The occurrence of any of these factors could have a material adverse effect on our business, results of operations, financial condition and prospects.
The design, development, manufacture, supply, and distribution of our product candidates is highly regulated and technically complex.
All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP and equivalent foreign standards. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. The development, manufacture, supply, and distribution of Argatroban and Ryanodex®, as well as our other product candidates, is highly regulated and technically complex. We, along with our third-party providers, must comply with all applicable regulatory requirements of the FDA and foreign authorities.
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
We rely on limited sources of supply for Argatroban, Ryanodex® and for our product candidates, and any disruption in the chain of supply may impact production and sales of Argatroban and cause delay in developing and commercializing our product candidates.
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
If any of our current strategic collaborators fail to perform their obligations or terminate their agreements with us, the development and commercialization of the product candidates under such agreements could be delayed or terminated and our business could be substantially harmed.

On February 13, 2015, we entered into an exclusive license agreement, which we refer to as the Cephalon agreement, with Cephalon, Inc., or Cephalon, a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., for U.S. and Canadian rights to the our bendamustine hydrochloride (HCl) rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the Cephalon agreement, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and we will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

This strategic collaboration may not be scientifically or commercially successful due to a number of important factors, including the following:

•
If our development efforts for our product do not result in a successful commercial product, or we fail to obtain or maintain any regulatory approvals, we may not receive all anticipated milestone and royalty payments.

•
Cephalon has significant discretion in determining the efforts and resources that it will apply to their strategic collaboration with us. The timing and amount of any cash payments, milestones and royalties that we may receive under such agreements will depend on, among other things, the efforts, allocation of resources and the commercialization of our product by Cephalon under the Cephalon agreement;

•
Cephalon currently markets a competitive bendamustine product, Treanda, in the United States. In addition, it is possible that Cephalon may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that they license from us;

•	Cephalon may change the focus of their commercialization efforts or pursue higher-priority programs;

•
Cephalon may terminate its strategic collaboration with us on short notice, which could make it difficult for us to attract new strategic collaborators or adversely affect how we are perceived in the scientific and financial communities;

•
Cephalon has the right to maintain or defend our intellectual property rights licensed to them in their territories, and, although we may have the right to assume the maintenance and defense of our intellectual property rights if they do not, our ability to do so may be compromised by our strategic collaborators’ acts or omissions; and

•	Cephalon may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

•	If Cephalon fails to effectively commercialize our product, we may not be able to replace them with another collaborator.

•	If our agreement with Cephalon terminates, we are required to pay them a portion of our future profits on the product.
Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.
We may not be successful in establishing and maintaining additional development and commercialization collaborations, and any partner may not devote sufficient resources to the development or commercialization of our product candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.
Even if we are able to establish additional collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.
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
As of December 31, 2014 we had a total of 29 full-time and one part time employees in the United States and one full time consultant in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell Argatroban and Ryanodex® and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.
The use of our product candidates in clinical trials (if any), and the sale of Argatroban, Ryanodex® or diclofenac-misoprostol and any product candidates for which we obtain marketing approval, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with Argatroban, Ryanodex® or diclofenac-misoprostol, and other approved future products and our product candidates. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical study participants;

•	costs due to related litigation;

•	distraction of management's attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for Argatroban, Ryanodex® and diclofenac-misoprostol and our product candidates, if approved for commercial sale.
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
The patents and the patent applications that we have covering our products are limited to specific formulations, methods of use and processes, and our market opportunity for Argatroban and Ryanodex® and our product candidates may be limited by the lack of patent protection for the active ingredients and by competition from other formulations and delivery methods that may be developed by competitors.
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
Ryanodex® (dantrolene sodium), Argatroban and diclofenac-misoprostol have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. For our current products on the market, and future products once they are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Ryanodex® (dantrolene sodium), Argatroban and diclofenac-misoprostol have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. Once our products are on the market, one or more third parties may also challenge the patents that we control covering our products in court or the US PTO, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
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

•	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that NDA;

•	failure to successfully execute our commercialization strategy with respect to Argatroban, Ryanodex®, diclofenac-misoprostol or any other approved product in the future;

•	adverse results or delays in clinical trials, if any;

•	significant lawsuits, including patent or stockholder litigation;

•	inability to obtain additional funding;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our product candidates;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	unanticipated serious safety concerns related to the use of Argatroban, Ryanodex®, diclofenac-misoprostol, or any of our product candidates;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
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
As of December 31, 2014, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 60% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
As of February 13, 2015 we had 14,036,680 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6.    Exhibits
The exhibits filed or furnished as part of this Transition Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

EAGLE PHARMACEUTICALS, INC.

DATED: February 17, 2015	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: February 17, 2015	By:	/s/ David E. Riggs
David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document