Form 10-Q
period 2015-03-31
EAGLE PHARMACEUTICALS, INC.
filed 2015-05-15
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
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
.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of May 11, 2015: 15,538,943 shares.

Eagle Pharmaceuticals, Inc.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements, that involve risk and uncertainties. The words “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.
These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with current or potential future collaborators;

•	the performance of our strategic collaborators and success of our current strategic collaborations;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing drugs that are or become available;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);

•	our use of the proceeds from our initial public offering and recent follow-on offering;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and

•	our ability to prevent or minimize the effects of paragraph IV patent litigation.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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
NOTE REGARDING COMPANY REFERENCES

Throughout this report, “Eagle Pharmaceuticals,” the “Company,” “we,” “us” and “our” refer to Eagle Pharmaceuticals, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Report on Form 10-Q are the property of their respective owners.

EAGLE PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$99,924	$34,869
Short-term investments	15,998	—
Accounts receivable	10,508	11,956
Inventories	2,018	1,242
Prepaid expenses and other current assets	1,340	1,640
Total current assets	129,788	49,707
Property and equipment, net	100	342
Other assets	45	45
Total assets	$129,933	$50,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,435	$3,501
Accrued expenses	15,029	12,165
Deferred revenue	6,585	6,520
Total current liabilities	27,049	22,186
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,509,179 and 14,036,680 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	15	14
Additional paid in capital	192,855	137,577
Accumulated deficit	(89,986)	(109,683)
Total stockholders' equity	102,884	27,908
Total liabilities and stockholders' equity	$129,933	$50,094
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue:
Product sales	$3,056	$1,175
Royalty income	3,253	3,565
License and other income	30,000	265
Total revenue	36,309	5,005
Operating expenses:
Cost of revenue	5,948	3,360
Research and development	6,285	3,794
Selling, general and administrative	3,986	1,454
Total operating expenses	16,219	8,608
Income (Loss) from operations	20,090	(3,603)
Interest income	7	8
Interest expense	(1)	(1)
Change in value of warrant liability	—	(383)
Total other income (expense)	6	(376)
Income (Loss) before income tax (provision) benefit	20,096	(3,979)
Income tax (provision) benefit	(399)	1,295
Net Income (Loss)	$19,697	$(2,684)
Less dividends on Series A, B, B-1 and C Convertible Preferred Stock	—	(534)
Net income (loss) attributable to common stockholders	$19,697	$(3,218)
Earnings per share attributable to common stockholders:
Basic	$1.38	$(0.36)
Diluted	$1.31	$(0.36)
Weighted average number of common shares outstanding:
Basic	14,247,019	8,862,212
Diluted	15,041,011	8,862,212

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2014	14,037	$14	$137,577	$(109,683)	$27,908
Stock-based compensation expense			384		384
Issuance of common stock upon exercise of stock option grants	84	—	564		564
Issuance of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	1,389	1	54,330		54,331
Net income				19,697	19,697
Balance at March 31, 2015	15,510	$15	$192,855	$(89,986)	$102,884

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$19,697	$(2,684)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	12	29
Stock-based compensation	384	140
Change in fair value of warrant liability	—	383
Loss on disposal of fixed assets	273	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,448	(1,228)
(Increase) in inventories	(776)	—
Decrease (increase) in prepaid expenses and other current assets	300	(464)
Decrease in other assets	—	1
Increase in accounts payable	1,884	112
Increase (decrease) in deferred revenue	65	(325)
Increase in accrued expenses and other liabilities	2,549	1,965
Net cash provided by (used in) operating activities	25,836	(2,071)
Cash flows from investing activities:
Purchase of property and equipment	(43)	(28)
Purchase of short term investments	(15,998)	—
Net cash used in investing activities	(16,041)	(28)
Cash flows from financing activities:
Series C preferred stock offering costs	—	(1)
Proceeds from common stock option exercise	564	—
Proceeds from exercise of preferred stock warrants	—	21
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	54,696	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	46,985
Net cash provided by financing activities	55,260	47,005
Net increase in cash	65,055	44,906
Cash and cash equivalents at beginning of period	34,869	9,974
Cash and cash equivalents at end of period	$99,924	$54,880
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$1
Financing costs	—	5,158
Franchise taxes	53	8
Non-cash financing activities
Accrued follow-on public offering costs	365	—
Accrued initial public offering costs	—	414
Conversion of preferred stock and accrued dividends to Common stock	—	91,648
Conversion of redeemable warrant liability to Common stock	—	2,280
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on December 22, 2014.
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
As a result of the change in fiscal year, on February 17, 2015 the Company filed a Transition Report on Form 10-Q covering the transition period from October 1, 2014 to December 31, 2014.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. (the "Company", or "Eagle") is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the Food and Drug Administration's ("FDA's") 505(b)(2) NDA regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved, injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has three products currently being sold in the United States under various license agreements in place with commercial partners, including Ryanodex®, Diclofenac-misoprostol, launched in January 2015, and a ready-to-use formulation of Argatroban. The Company has a number of products currently under development and certain products may be subject to license agreements.
On February 18, 2014, the Company closed its initial public offering (the "IPO") whereby the Company sold 3,350,000 shares of common stock, at a public offering price of $15.00 per share, before underwriting discounts and expenses. On March 18, 2014, the underwriters exercised an over-allotment option granted in connection with the offering of 100,000 shares of common stock at the initial public offering price, less the underwriter discount. The aggregate net proceeds received by the Company from the offering were $46,069. Included in this amount is $21 received from the exercise of Series C preferred stock warrants for 1,788 shares of common stock.
In connection with the IPO, the Company's Board of Directors approved a one-for-6.41 reverse stock split of the Company's common stock (that resulted in a proportional adjustment to the conversion ratio of the preferred stock warrants). All references to common stock, common stock equivalents and per share amounts have been changed retroactively in these condensed financial statements and accompanying footnotes have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an equal amount to the reduction in par value of common stock to additional paid-in capital.
On the IPO date, all outstanding shares of preferred stock converted into 7,487,928 shares of common stock and all outstanding warrants were net exercised for 32,286 shares common stock at the initial public offering price. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company’s (loss) earnings per share calculations. Additionally, in connection with the closing of the IPO, the Company amended and restated its articles of incorporation to decrease the number of authorized shares of common and undesignated preferred stock to 50,000,000 and 1,500,000, respectively.
On February 13, 2015, Eagle entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to the Company's bendamustine hydrochloride (HCl) rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the Cephalon License, Cephalon will be

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

responsible for all U.S. commercial activities for the product including promotion and distribution, and Eagle will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

Under the terms of the Cephalon License, Eagle received an upfront cash payment of $30.0 million, and Eagle is currently eligible to receive up to $90.0 million in additional milestone payments. In addition, we are entitled to receive royalty payments in the double digit range on net sales of the product, if approved by the FDA. In connection with the License, Eagle has agreed to enter into a supply agreement with Cephalon, pursuant to which Eagle will be responsible for supplying product to Cephalon for a specified period.

In connection with the Cephalon License, on February 13, 2015, Eagle and Cephalon entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement"), pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which Eagle agreed to enter into a Consent Judgment regarding the ‘270 patent.

On March 20, 2015, the Company completed an underwritten public offering (the "Follow-on Offering") of 1,518,317 shares of common stock, including the exercise by the underwriters of a 30-day option to purchase an additional 198,041 shares of Common Stock. Of the shares sold, 1,388,517 shares were issued and offered by the Company and 129,800 shares were offered by certain selling stockholders. All of the shares were offered at a price to the public of $42.00 per share. The net proceeds to Eagle from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $54,331. We did not receive any proceeds from the shares sold by the selling stockholders. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the Securities Exchange Commission on March 13, 2015.
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
(Unaudited)

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
The fair value of interest-bearing cash, cash equivalents and short term investments are classified as Level 1 at March 31, 2015 and December 31, 2014.
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
Since these preferred stock warrants did not trade in an active securities market, the Company recognized a warrant liability and estimated the fair value of these warrants using a Probability-Weighted Expected Returns valuation model. Therefore, the warrant liability was considered a Level 3 measurement. All warrants outstanding immediately prior to the IPO were net exercised in connection with the IPO. There were no outstanding warrants as of March 31, 2015.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Concentration of Major Customers and Vendors
The Company's customers are its commercial and licensing partners. The Company is dependent on these commercial partners to market and sell Argatroban; therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements. The Company received a $30.0 million upfront payment during the quarter ended March 31, 2015 under the terms of the Cephalon License- see revenue recognition below.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended March 31,
	2015	2014
Net revenues
The Medicines Company	9%	29%
Sandoz, Inc.	3%	71%
Cephalon, Inc. (Teva) - See Revenue Recognition	83%	—%
Other	5%	—%
	100%	100%

	March 31,	December 31,
	2015	2014
Accounts receivable
The Medicines Company	76%	61%
Sandoz, Inc.	15%	35%
Other	9%	4%
	100%	100%
Currently, for Argatroban, the Company uses one vendor as its sole source supplier. Because of the unique equipment and process for manufacturing Argatroban, transferring manufacturing activities for Argatroban to an alternate supplier would be a time consuming and costly endeavor, and there are only a limited number of manufacturers that are capable of performing this function for the Company.
Pre-Launch Inventory

The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed a New Drug Application (an "NDA") that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company may be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of March 31, 2015 the Company had $1,400 in inventories related to product that was not yet available to be sold but could be converted to other uses.

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
(Unaudited)

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $959 and immaterial for the three months ended March 31, 2015 and 2014, respectively.
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
During the three months ended March 31, 2014, the Company sold New Jersey state net operating loss (NJ NOL) carry forwards, which resulted in the recognition of a $1,295 tax benefit.
During the three months ended March 31, 2015, the Company recorded a provision for income taxes of $399 based upon its estimated federal AMT and state tax liability.
Revenue Recognition
Product revenue — The Company recognizes net revenue from Argatroban supplied to its commercial partners and Ryanodex® and Diclofenac-misoprostol supplied to the end user, when the following four basic revenue recognition criteria under the related accounting guidance are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Prior to the shipment of manufactured products, the Company conducts initial product release and stability testing in accordance with cGMP. The Company's commercial partners can return the products within contracted specified timeframes if the products do not meet the applicable inspection

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

tests.The Company estimates its return reserves based on its experience with historical return rates. Historically, product returns have not been material. The Company has a no return policy for Ryanodex®.
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
License revenue — The Company analyzes each element of our licensing agreements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract.
When a sale combines multiple elements upon performance of multiple services, the Company allocates revenue for transactions that include multiple elements to each unit of accounting based on its relative selling price, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The Company follows the selling price hierarchy as outlined in the guidance Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements. The guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”) if available and when VSOE is not available, and (iii) best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available. The Company uses BESP to determine the standalone selling price for such deliverables. The Company has an established process for developing BESP, which incorporates, pricing practices, historical selling prices, the effect of market conditions as well as entity-specific factors. Estimated selling price is monitored and evaluated on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
The Company recognizes milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30.0 million, and is eligible to receive up to $90.0 million in additional milestone payments. The $30.0 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30.0 million was recognized as income in the quarter ended March 31, 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing the New Drug Application on February 13, 2015, and the remaining obligations were estimated to have minimal effort.  The remaining milestones, if achieved, will be recognized in the period earned.
In addition, the Company is entitled to receive royalty payments in the double digit range of net sales of the product, if approved by the FDA.  In connection with the License, the Company agreed to enter into a supply agreement with Cephalon, pursuant to which the Company will be responsible for supplying product to Cephalon for a specified period.
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
(Unaudited)

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
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.63% - 1.92%	1.75% - 8.25%
Volatility	30.38%	64.00%
Expected term (in years)	5.50 - 7.00 years	6.02 - 10.00 years
Expected dividend yield	0.0%	0.0%
The risk-free rate assumption was based on U.S. Treasury instruments whose term was consistent with the expected term of the stock options. The expected stock price volatility was determined by examining the historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock. Industry peers consist of those companies in the pharmaceutical industry similar in size, stage of life-cycle and financial leverage. The expected term of stock options represents the average of the vesting period and the contractual life of the option for employees and the life of the option for consultants. The expected dividend assumption is based on the Company's history and expectation of future dividend payouts. Changes in the estimated forfeiture rates are reflected prospectively.
Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed in a manner similar to the basic earnings (loss) per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The dilutive and anti-dilutive common shares equivalents outstanding at the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Series A	—	1,088,294
Series B	—	924,200
Series B-1	—	679,350
Series C	—	802,522
Series C warrants	—	68,719
Options	118,619	841,104
Total	118,619	4,404,189

The following table sets forth the computation for basic and diluted net income (loss) per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator
Numerator for basic earnings per share-net income (loss)	$19,697	$(3,218)
Numerator for diluted earnings per share-net income (loss)	$19,697	$(3,218)
Denominator
Basic weighted average common shares outstanding	14,247,019	8,862,212
Dilutive effect of stock options	793,992	—
Diluted weighted average common shares outstanding	15,041,011	8,862,212
Basic net income (loss) per share
Basic net income (loss) per share	$1.38	$(0.36)
Diluted net income (loss) per share
Diluted net income (loss) per share	$1.31	$(0.36)

4. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2015	2014
Raw material - pre launch inventory	$1,414	$—
Finished products	604	1,242
	$2,018	$1,242
During the three months ended March 31, 2015, the Company recorded total write-offs of $1.1 million attributable to expiring Ryanodex inventory.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

5. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2015	2014
Prepaid expenses and other current assets
Prepaid product costs	$321	$1,020
Prepaid FDA user fee	99	148
Prepaid insurance	628	183
Prepaid equipment	118	—
All other	174	289
Total Prepaid expenses and other current assets	$1,340	$1,640
Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014
Accrued expenses
Royalties due to The Medicines Company	$6,434	$5,880
Royalties due to SciDose	3,028	2,308
Accrued research & development	1,031	1,307
Accrued professional fees	537	502
Accrued salary and other compensation	733	1,025
Accrued product costs	1,363	839
Accrued payroll withholding tax payable	809	—
Accrued provision for income tax	399	—
Accrued insurance	421	—
All other	274	304
Total Accrued expenses	$15,029	$12,165

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Deferred Revenue
Deferred revenue consists of the following:

	March 31,	December 31,
	2015	2014
Deferred revenue
The Medicines Company	$585	$520
Deferred Revenue for ongoing business	585	520
Par Pharmaceuticals Companies, Inc.	5,500	5,500
Par Pharmaceuticals Companies, Inc./Tech Transfer	500	500
Deferred Revenue from Asset Sales	6,000	6,000
Total Deferred revenue	$6,585	$6,520

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
The Company recognized share-based compensation in its statements of operations for the three months ended March 31, 2015 and 2014 as follows:

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative	$200	$144
Research and development	184	140
Total	$384	$284
7. Commitments
At March 31, 2015, the Company has purchase obligations in the amount of $4,535 which represent the contractual commitments under a Contract Manufacturing and Supply Agreement with a supplier. The obligation under the supply agreement is primarily for finished product and research and development.
The Company leases its office space under a lease agreement that originally expired on May 31, 2015 (the "Original Term"). Rental expense was $68 and $72 for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the remaining future lease payments under the operating lease for the Original Term was $45 as of March 31, 2015, payable monthly through May 31, 2015. On March 16, 2015, the Company amended its existing lease extending its term through June 30, 2020. The future lease payments under the amended operating lease are $2,062 as of March 31, 2015, payable monthly beginning June 1, 2015 through June 30, 2020.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

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
In September 2013, the Company filed a New Drug Application under Section 505(b)(2) for EP-3101 (bendamustine RTD) and notified Cephalon, the holder of Treanda®, the referenced approved drug in our application, of the Company's 505(b)(2) filing and paragraph IV certification. Cephalon filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware on October 21, 2013 to defer the approval of the bendamustine indication alleging that the Company's tentatively approved bendamustine hydrochloride injection infusion product infringes one of its patents, U.S. Patent No. 8,445,524 (the "First Cephalon Lawsuit").
In July 2014, the FDA had granted tentative approval and orphan drug designation to the Company’s New Drug Application for patented Bendamustine Hydrochloride Injection, a ready-to-dilute concentrate solution (“bendamustine RTD”) for the treatment of NHL.
In September 2014, Cephalon moved to dismiss with prejudice the First Cephalon Lawsuit.
On August 12, 2014, Cephalon filed a second lawsuit in the District of Delaware alleging that the Company’s bendamustine product infringes Cephalon’s newly-issued U.S. Patent No. 8,791,270 (the "Second Cephalon Lawsuit").
On February 13, 2015, the Company and Cephalon entered into the Cephalon Settlement Agreement pursuant to which the parties agreed to settle the Second Cephalon Lawsuit, under which the Company has agreed to enter into a Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, filed with the SEC on December 22, 2014.
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
Our product portfolio now includes three approved products, Argatroban, Ryanodex® (dantrolene sodium) and Diclofenac-misoprostol. We were granted tentative approval for EP-3101 (patented Bendamustine Hydrochloride Injection, ready-to-dilute concentrate solution), (“bendamustine RTD”) and orphan drug designation on EP-3102 Bendamustine RTD rapid infusion for the treatment of chronic lymphocytic leukemia (“CLL”) and indolent B-cell non-Hodgkin’s lymphoma (“NHL”). We currently have five advanced product candidates and three commercialized products. We began commercializing Diclofenac-misoprostol in January 2015.
We have two commercial partners, The Medicines Company and Sandoz Inc., ("Sandoz"), who pursuant to separate agreements market Argatroban. As a result of our commercialization strategy, we have been able to minimize certain expenses, but also are required to share royalty revenues from Argatroban with our commercial partners.
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
Recent Developments
On January 20, 2015, our Board of Directors authorized a change in our fiscal year end from September 30, 2014 to December 31, 2014.  The change was intended to better align our fiscal year with the business cycles of other specialty pharmaceutical companies. As a result of the change in fiscal year, our 2015 fiscal year began on January 1, 2015 and will end on December 31, 2015.

On February 13, 2015, we entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to our bendamustine hydrochloride (HCl) rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and we will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

Additionally, under the terms of the Cephalon License, we received an upfront cash payment of $30.0 million, and are currently eligible to receive up to $90.0 million in additional milestone payments. In addition, we are entitled to receive royalty payments in the double digit range on net sales of the product, if approved by the FDA. In connection with the Cephalon License, we have agreed to enter into a supply agreement with Cephalon, pursuant to which we will be responsible for supplying product to Cephalon for a specified period.

In connection with the Cephalon License, on February 13, 2015, we entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement") with Cephalon, pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which we agreed to enter into a Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102.

On February 13, 2015, we submitted a New Drug Application (NDA) to the FDA for EP-3102 our rapid infusion bendamustine product which was accepted for filing by the FDA. The Prescription Drug User Fee Act (PDUFA) goal date for a decision on this NDA by the FDA is December 2015.

On March 20, 2015, we completed an underwritten public offering (the "Follow-on Offering") of 1,518,317 shares of common stock, including the exercise by the underwriters of a 30-day option to purchase an additional 198,041 shares of Common Stock. Of the shares sold, 1,388,517 shares were issued and offered by the Company and 129,800 shares were offered by certain selling stockholders. All of the shares were offered at a price to the public of $42.00 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $54.3 million. We did not receive any proceeds from the shares sold by the selling stockholders. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on March 13, 2015.

On April 7, 2015, the United States Patent and Trademark Office (“USPTO”) granted us Patent No. 9,000,021 for the use of bendamustine for treating patients requiring restricted fluid and/or sodium intake. This patent expires in March 2033.

Financial Operations Overview

Revenue
Revenue includes product sales, royalty income and revenue from collaborative arrangements. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and year to year.

Product Sales.  We recognize revenues from product sales of Ryanodex®, Argatroban and Diclofenac-misoprostol. Ryanodex® and Diclofenac-misoprostol, launched in January 2015, are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner and Argatroban revenues are through sales to our commercial partners. Sales to our commercial partners are typically made at little or no profit for resale.
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
License Revenue. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract.
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
Currently, most of our product sales are from Argatroban and Ryanodex® and royalty income is derived from the sale of Argatroban to, and the resale by, two commercial partners, Sandoz and The Medicines Company. The primary factors that determine our revenues derived from Argatroban are:

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
Research and Development
Our research and development expenses consist of expenses incurred in developing, testing, manufacturing and seeking regulatory approval of our product candidates, including: expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses in preparing for the commercial manufacture of products including Ryanodex®, launched in August 2014, EP-3101 (bendamustine RTD), EP-3102 (bendamustine rapid infusion), EP-6101 (bivalirudin), pemetrexed and our other product candidates; payments made to third-party clinical research organizations, contract laboratories and independent contractors; payments made to consultants who perform research and development on our behalf and assist us in the preparation of regulatory filings; payments made to third-party investigators who perform research and development on our behalf and clinical sites where such research and development is conducted; expenses incurred to maintain technology licenses; and facility, maintenance, allocated rent, utilities, depreciation and amortization and other related expenses. Additionally, costs include salaries, benefits and other related costs, including stock-based compensation for research and development personnel.
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
Other Income (Expense)
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
Income Tax Provision
Income tax provision reflects management's best assessment of estimated future taxes to be paid.

Results of Operations
Comparison of Three Months Ended March 31, 2015 and 2014
Revenues

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014
	(in thousands)
Product sales	$3,056	$1,175	$1,881
Royalty income	3,253	3,565	(312)
License and other income	30,000	265	29,735
Total revenue	$36,309	$5,005	$31,304
Total revenue increased $31.3 million in the three months ended March 31, 2015 to $36.3 million as compared to $5.0 million in the three months ended March 31, 2014.
Product sales increased $1.9 million in the three months ended March 31, 2015 to $3.1 million as compared to $1.2 million in the three months ended March 31, 2014. This increase was due to Ryanodex®, launched in August 2014, which resulted in net product sales of $1.6 million for the three months ended March 31, 2015.
Royalty income decreased $(0.3) million in the three months ended March 31, 2015 to $3.3 million as compared to $3.6 million in the three months ended March 31, 2014, as a result of decreased end use sales of Argatroban by our commercial partners.
License and other income increased $29.7 million in the three months ended March 31, 2015 to $30.0 million as compared to $0.3 million in the three months ended March 31, 2014, as a result of the licensing agreement with Cephalon.

Cost of Revenue

	Three Months Ended March 31,		Increase
	2015	2014
	(in thousands)
Cost of revenue	$5,948	$3,360	$2,588
Cost of net revenues increased by $2.6 million to $5.9 million in the three months ended March 31, 2015 from $3.3 million in the three months ended March 31, 2014. This $2.6 million net increase in cost of revenues was mainly attributable to product sales of Ryanodex® and an increase in royalty expense to SciDose related to the licensing agreement with Cephalon. We recognized $3.2 million and $2.4 million in royalty expense for the three months ended March 31, 2015 and 2014, respectively.

Cost of revenue related to Ryanodex® was approximately $1.6 million, of which $0.2 million was for royalty expense, $1.1 million for expiring inventory, $0.2 million was related to product sales and $0.1 million for other expenses incurred including predominantly certain regulatory and other expenses to our third party logistics partner.

Research and Development

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014
	(in thousands)
EP-6101 (bivalirudin)	$797	$854	$(57)
EP-3101 (bendamustine RTD)	731	779	(48)
EP-3102 (bendamustine rapid infusion)	2,646	496	2,150
Ryanodex® (dantrolene sodium)	226	535	(309)
Pemetrexed	457	—	457
Diclofenac-misoprostol	18	300	(282)
All other projects	62	31	31
Salary and other personnel related expenses	1,348	799	549
Total Research and Development	$6,285	$3,794	$2,491
Research and development expenses increased $2.5 million in the three months ended March 31, 2015 to $6.3 million as compared to $3.8 million in the three months ended March 31, 2014. Expenses in the three months ended March 31, 2015 were higher than in the three months ended March 31, 2014 as a result of an increase in project spending for EP-3102 (bendamustine rapid infusion), Pemetrexed, and salaries and other personnel related expenses offset by a decrease in project spending for Ryanodex® and Diclofenac-misoprostol.

Selling, General and Administrative

	Three Months Ended March 31,		Increase
	2015	2014
	(in thousands)
Selling, general and administrative	$3,986	$1,454	$2,532

Selling, general and administrative expenses increased $2.5 million in the three months ended March 31, 2015 to $4.0 million as compared to $1.5 million in the three months ended March 31, 2014. This increase is related to a $0.9 million increase in marketing related to Ryanodex® (dantrolene sodium), increase of $0.8 million of professional fees, $0.6 million increase in general and administrative salary and personnel related expenses and a $0.2 million increase in insurance and miscellaneous expenses.

Other Income (Expense)

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014
	(in thousands)
Interest income	$7	$8	$(1)
Interest expense	(1)	(1)	—
Change in value of warrant liability	—	(383)	383
Total other income/(expense), net	$6	$(376)	$382
Other income and (expense) increased by $0.4 million in the three months ended March 31, 2015 to income of $6.0 thousand as compared to an expense of $0.4 million in the three months ended March 31, 2014. The increase in other income and (expense) was due to the recognition of the change in value of the warrant liability during three months ended March 31, 2014. These convertible notes and warrants converted to common stock in connection with the initial public offering in February 2014.
Income Tax (Provision) Benefit
Income tax (provision) benefit decreased $0.9 million in the three months ended March 31, 2015 to a provision of $0.4 million as compared to a benefit of $1.3 million for the three months ended March 31, 2014. The decrease in income tax (provision) benefit was due to the sale of our New Jersey State net operating losses during the three months ended March 31, 2014, offset by the tax provision resulting from the Company recognizing net income in the current quarter.
Net Income (Loss)
Net income for the three months ended March 31, 2015 was $19.7 million as compared to net loss of $(2.7) million in the three months ended March 31, 2014, as a result of the factors discussed above.

Liquidity and Capital Resources
On February 18, 2014, we closed our initial public offering whereby 3,350,000 shares of common stock were sold, at a public offering price of $15.00 per share, before underwriting discounts and expenses. On March 18, 2014, the underwriters exercised an over-allotment option granted in connection with the offering of 100,000 shares of common stock at the initial public offering price, less the underwriter discount. The aggregate net proceeds received by the Company from the offering were $46.1 million.

On March 20, 2015, we completed the Follow-on Offering described above under the heading "Recent Developments". As previously indicated, the net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $54.3 million.

Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $99.9 million and $54.9 million as of March 31, 2015 and March 31, 2014, respectively. In addition, we have short term investments in U.S. Treasury Bills of $16.0 million at March 31, 2015.

For the three months ended March 31, 2015, we realized net income of $19.7 million. As of March 31, 2015, we had a working capital surplus of $102.7 million. For the three months ended March 31, 2014, we incurred a net loss of $(2.7) million. We have sustained significant losses since our inception on January 2, 2007 and had accumulated a deficit of $90.0 million as of March 31, 2015.
We believe that future cash flows from operations, together with proceeds from the initial and follow-on public offering will be sufficient to fund our currently anticipated working capital requirements through mid-year 2017. No assurance can be given that operating results will improve, out-licensing of products will be successful or that additional financing could be obtained on terms acceptable to us.
Operating Activities:
Net cash provided by operating activities for the three months ended March 31, 2015 was $25.8 million. Net income for the period was $19.7 million offset by non-cash adjustments of approximately $0.7 million from depreciation, stock-based compensation expense and retirement of fixed assets. Net changes in working capital increased cash from operating activities by approximately $5.4 million, due to an increase in inventories of $(0.8) million, an increase in accounts payable of $1.9 million, an increase in deferred revenue of $0.1 million, and an increase in accrued expenses and other liabilities of $2.5 million. We experienced a decrease in accounts receivable of $1.4 million and a decrease in prepaid expenses and other current assets of $0.3 million. Accounts payable and accrued expenses increased primarily due to accrued royalties, accrued provision for income tax and accrued expenses related to the follow-on public offering. The total amount of accounts receivable at March 31, 2015 was approximately $10.5 million, which included approximately $1.3 million of product sales and approximately $9.2 million of royalty income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
At March 31, 2015, our cumulative receivables related to royalty income consist of approximately $8.0 million in receivables from The Medicines Company and $1.2 million in receivables from Sandoz.
Based on our agreement with The Medicines Company, our cumulative receivables related to that agreement will continue to aggregate in future periods. Our agreement with The Medicines Company does not contemplate the ability for the parties to net settle amounts receivable or payable. Nonetheless, the Company has periodically collected from The Medicines Company amounts that would be equal to the net amount of receivables due from The Medicines Company, but, because it is unclear whether such cash receipt is intended to be settlement of the net receivable or only a partial payment towards the gross receivable, the Company has presented these receivables and payables in gross amounts on its condensed financial statements. As a result, the cumulative receivable from The Medicines Company, as reduced by the cash received from The Medicines Company, aggregates from period-to-period and has never been fully offset by those actual cash payments. At March 31, 2015, we recorded a receivable of approximately $8.0 million and a payable of $6.5 million to The Medicines Company (based upon a 50% revenue split on Sandoz sales). The net receivable due from The Medicines Company for the quarter ended March 31, 2015 therefore is $1.5 million. The receivable of $1.5 million from The Medicines Company as of March 31, 2015 therefore represents the net cumulative receivable of the Company.
We believe that our accounts receivable as of March 31, 2015, after taking into account netting of receivables and payables related to The Medicines Company, are reasonably collectible, and given the payment terms, will be collected in approximately 90 days, and thus would not have a material effect on our liquidity.
Net cash used in operating activities for the three months ended March 31, 2014 was $2.0 million. Net loss for the period was $2.7 million offset by non-cash adjustments of approximately $0.6 million from the change in the value of the warrant liability, depreciation and stock-based compensation expense. Net changes in working capital increased cash from operating activities by approximately $0.1 million, due to an increase in accounts receivable of $1.2 million, an increase in prepaid expenses and other current assets of $0.5 million and an increase in accounts payable and accrued expenses of $2.1 million. This was offset by a decrease in deferred revenue of $0.3 million. Accounts payable and accrued expenses increased primarily due to accrued royalties and accrued expenses related to the initial public offering. The total amount of accounts receivable at March 31, 2014 was approximately $7.8 million, which included approximately $0.9 million of product sales and approximately $6.5 million of royalty income, all with payment terms of 45 days and approximately $0.4 million of other receivables. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
Investing Activities:
In the three months ended March 31, 2015 and 2014, we invested $43 thousand and $28 thousand, respectively, for the purchase of property and equipment.
In the three months ended March 31, 2015 and 2014, we invested $16.0 million and $0, respectively, of short term investments.
Financing Activities:
Net cash provided by financing activities for the three months ended March 31, 2015 was $55.3 million, primarily resulting from the issuance of Common Stock from the follow-on public offering of $54.7 million and stock option exercise of $0.6 million.
Net cash provided by financing activities for the three months ended March 31, 2014 was $47.0 million, primarily resulting from the issuance of Common Stock from the initial public offering and the exercise of warrants of $20.9 thousand.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2015	2016	2017	2018	2019	Beyond
Operating lease obligations	$2,107	230	417	417	417	417	209

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2015 we had cash and cash equivalents of $99.9 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents and short-term investments, we do not believe that a change in market rates would have any significant impact on the realized value of our investments. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.
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
Based on their evaluation at March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to the Company's bendamustine hydrochloride (HCl) rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

Also, on February 13, 2015, the Company submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for EP-3102, its rapid infusion bendamustine product, which was accepted by the FDA on April 14, 2015. The Prescription Drug User Fee Act (PDUFA) goal date for a decision on this NDA by the FDA is December 2015.

Additionally, the Company received an upfront cash payment of $30.0 million, and is currently eligible to receive up to $90.0 million in additional milestone payments. In addition, the Company will receive royalty payments in the double digit range of net sales of the product, if approved by the FDA. In connection with the Cephalon License, the Company and Cephalon have agreed to enter into a supply agreement, pursuant to which the Company will be responsible for supplying product to Cephalon for a specified period.

In connection with the entry into the License, on February 13, 2015, the Company and Cephalon entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement") pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which the Company has agreed to enter into a Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102.

Other
From time to time we are party to legal proceedings in the course of our business in addition to those described above. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Item 1a. Risk Factors
Except for the risk factors set forth below, there have been no material changes from the Company’s risk factors and uncertainties disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014. For a complete discussion of the Company's risk factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended September 30, 2014.

We have incurred significant losses since our inception and we may continue to incur significant losses for the foreseeable future and may never be profitable.
We have a limited operating history. To date, we have focused primarily on developing a broad product portfolio and have obtained regulatory approval for three products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. We have net income of $19.7 million for the three months ended March 31, 2015, however, we may not generate significant revenue from sales of our product candidates in the near-term, if ever. As of March 31, 2015, we had an accumulated deficit of $90.0 million.
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
The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Argatroban is currently marketed in the United States by, among others, GlaxoSmithKline, or GSK, West-Ward Pharmaceuticals, or West-Ward, and Teva Pharmaceutical Industries Ltd., or Teva, and bendamustine is marketed in the United States by Cephalon under the brand name Treanda®. Further, makers of branded reference drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. Cephalon has obtained approval for a ready to dilute, or RTD, version of Treanda® which will compete with our EP-3101 (bendamustine RTD) product.
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
We rely on third parties to manufacture commercial supplies of Argatroban, Ryanodex®, Diclofenac-misoprostol and clinical supplies of our product candidates, and we intend to rely on third parties to manufacture commercial supplies of any other approved products. The commercialization of any of our products could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.
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
More generally, manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to make product candidates available for clinical trials and development purposes or to further commercialize Argatroban, Ryanodex® and Diclofenac-misoprostol or commercialize any of our other product candidates in the United States would be jeopardized. Any delay or interruption in our ability to meet commercial demand may result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for approved products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. Regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
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
We rely on limited sources of supply for Argatroban, Ryanodex®, Diclofenac-misoprostol and for our product candidates, and any disruption in the chain of supply may impact production and sales of Argatroban and cause delay in developing and commercializing our product candidates.
We currently have relationships with only one third party for the manufacture of each of our most advanced product candidates and for our commercial supply of Argatroban. These include development relationships with Zydus BSV Pharma Pvt. Ltd. for our EP-3101 (bendamustine RTD) product and AAIPharma Services Corp. for our dantrolene product and a supply agreement with Cipla Limited for supply of Diclofenac-misoprostol and Argatroban product to The Medicines Company and Sandoz under their agreements with us for commercialization of Argatroban. Because of the unique equipment and process for manufacturing Argatroban, transferring manufacturing activities for Argatroban to an alternate supplier would be a time-consuming and costly endeavor, and there are only a limited number of manufacturers that we believe are capable of performing this function for us. Switching finished drug suppliers may involve substantial cost and could result in a delay in our desired clinical and commercial timelines. If any of these single-source manufacturers breaches or terminates their agreements with us, we would need to identify an alternative source for the manufacture and supply of product candidates to us for the purposes of our development and commercialization of the applicable products. Identifying an appropriately qualified source of alternative supply for any one or more of these product candidates could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates, which could harm our financial position and commercial potential for our products. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if we appoint a new manufacturer for supply of our product candidates that differs from the manufacturer used for clinical development of such product candidates. For our other product candidates, we expect that only one supplier will initially be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply.

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

On February 13, 2015, we entered into an exclusive license agreement, which we refer to as the Cephalon agreement, with Cephalon, a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., for U.S. and Canadian rights to the our bendamustine hydrochloride (HCl) rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the Cephalon agreement, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and we will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

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
As of March 31, 2015 we had a total of 30 full-time and one part time employees in the United States and one full time consultant in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell Argatroban and Ryanodex® and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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
Our initial public offering was completed in February 2014 at a public offering price of $15.00 per share followed by a secondary offering in March 2015 at a public offering price of $42.00 per share. The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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
We expect that our stock price may fluctuate significantly.
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
As of March 31, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 44% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
As of May 11, 2015 we had 15,538,943 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

EAGLE PHARMACEUTICALS, INC.

DATED: May 15, 2015	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: May 15, 2015	By:	/s/ David E. Riggs
David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
10.1 (2)	Second Amendment to Lease between Mack-Cali Chestnut Ridge L.L.C. and Eagle Pharmaceuticals, Inc., dated as of March 16, 2015
10.2(3)	Exclusive License Agreement between Cephalon, Inc. and Eagle Pharmaceuticals, Inc. dated as of February 13, 2015
10.3(3)	Settlement and License Agreement between Cephalon, Inc. and Eagle Pharmaceuticals, Inc., dated as of February 13, 2015
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-92984), as amended.
(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 20, 2015.
(3) Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.