Form 10-Q
period 2015-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2015-08-11
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of August 10, 2015: 15,589,844 shares.

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

EAGLE PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,686	$34,869
Short-term investments	89,999	—
Accounts receivable	12,982	11,956
Inventories	2,325	1,242
Prepaid expenses and other current assets	1,559	1,640
Total current assets	120,551	49,707
Property and equipment, net	374	342
Other assets	104	45
Total assets	$121,029	$50,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,783	$3,501
Accrued expenses	13,538	12,165
Deferred revenue	6,260	6,520
Total current liabilities	24,581	22,186
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,589,844 and 14,036,680 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	15	14
Additional paid in capital	194,596	137,577
Accumulated deficit	(98,163)	(109,683)
Total stockholders' equity	96,448	27,908
Total liabilities and stockholders' equity	$121,029	$50,094
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Product sales	$3,730	$350	$6,786	$1,525
Royalty income	2,272	1,942	5,525	5,506
License and other income	—	3,500	30,000	3,765
Total revenue	6,002	5,792	42,311	10,796
Operating expenses:
Cost of revenue	3,348	1,556	9,296	4,915
Research and development	5,878	4,545	12,163	8,339
Selling, general and administrative	5,111	2,673	9,097	4,128
Total operating expenses	14,337	8,774	30,556	17,382
Income (Loss) from operations	(8,335)	(2,982)	11,755	(6,586)
Interest income	8	18	15	25
Interest expense	(3)	(5)	(4)	(6)
Change in value of warrant liability	—	—	—	(383)
Other income	—	35	—	36
Total other income (expense)	5	48	11	(328)
Income (Loss) before income tax benefit(provision)	(8,330)	(2,934)	11,766	(6,914)
Income tax benefit (provision)	153	—	(246)	1,295
Net Income (Loss)	$(8,177)	$(2,934)	$11,520	$(5,619)
Less dividends on Series A, B, B-1 and C Convertible Preferred Stock	—	—	—	(534)
Net income (loss) attributable to common stockholders	$(8,177)	$(2,934)	$11,520	$(6,153)
Earnings per share attributable to common stockholders:
Basic	$(0.53)	$(0.21)	$0.77	$(0.54)
Diluted	$(0.53)	$(0.21)	$0.73	$(0.54)
Weighted average number of common shares outstanding:
Basic	15,546,796	14,020,133	14,900,498	11,455,408
Diluted	15,546,796	14,020,133	15,876,397	11,455,408

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2014	14,037	$14	$137,577	$(109,683)	$27,908
Stock-based compensation expense			1,593		1,593
Issuance of common stock upon exercise of stock option grants	164	—	1,096		1,096
Issuance of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	1,389	1	54,330		54,331
Net income				11,520	11,520
Balance at June 30, 2015	15,590	$15	$194,596	$(98,163)	$96,448

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,520	$(5,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	22	51
Stock-based compensation	1,593	304
Change in fair value of warrant liability	—	383
Loss on disposal of fixed assets	273	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,026)	(120)
Increase in inventories	(1,083)	(329)
Decrease (increase) in prepaid expenses and other current assets	81	(554)
(Increase) decrease in other assets	(59)	1
Increase in accounts payable	1,282	174
Decrease in deferred revenue	(260)	(3,760)
Increase in accrued expenses and other liabilities	1,373	2,731
Net cash provided by (used in) operating activities	13,716	(6,738)
Cash flows from investing activities:
Purchase of property and equipment	(327)	(32)
Purchase of short term investments	(89,999)	—
Net cash used in investing activities	(90,326)	(32)
Cash flows from financing activities:
Series C preferred stock offering costs	—	(1)
Proceeds from common stock option exercise	1,096	—
Proceeds from exercise of preferred stock warrants	—	21
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	54,331	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	46,567
Net cash provided by financing activities	55,427	46,587
Net (decrease) increase in cash	(21,183)	39,817
Cash and cash equivalents at beginning of period	34,869	9,974
Cash and cash equivalents at end of period	$13,686	$49,791
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(4)	$(6)
Corporate taxes	187	—
Franchise taxes	78	8
Non-cash financing activities
Conversion of preferred stock and accrued dividends to Common stock	—	91,648
Conversion of redeemable warrant liability to Common stock	—	2,280
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on December 22, 2014.
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

Under the terms of the Cephalon License, Eagle received an upfront cash payment of $30.0 million, and Eagle is currently eligible to receive up to $90.0 million in additional milestone payments. In addition, Eagle is entitled to receive royalty payments in the double digit range on net sales of the product, if approved by the FDA. In connection with the Cephalon License, Eagle has agreed to enter into a supply agreement with Cephalon, pursuant to which Eagle will be responsible for supplying product to Cephalon for a specified period. Additionally, on February 13, 2015, Eagle and Cephalon entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement"), pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270 and Cephalon filed a consent judgment between Cephalon and Eagle acknowledging the validity and enforceability of the ‘270 patent (the "Consent Judgment").

On March 20, 2015, the Company completed an underwritten public offering (the "Follow-on Offering") of 1,518,317 shares of common stock, including the exercise by the underwriters of a 30-day option to purchase an additional 198,041 shares of common stock. Of the shares sold, 1,388,517 shares were issued and offered by the Company and 129,800 shares were offered by certain selling stockholders. All of the shares were offered at a price to the public of $42.00 per share. The net proceeds to Eagle from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by Eagle, were approximately $54,331. Eagle did not receive any proceeds from the shares sold by the selling stockholders. The securities described above were offered pursuant to a shelf registration statement declared effective by the Securities Exchange Commission on March 13, 2015.
These financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP.
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
In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for the Company on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements.

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
Short Term Investments
Investments consisted of U.S. Treasury securities that have an original maturity of greater than three months and typically less than 180 days. The Company's investments were classified as Level 1 and available-for-sale and are recorded at fair value, based upon quoted market prices. No gains or losses on investments are realized until the sale occurs or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
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
The fair value of interest-bearing cash, cash equivalents and short term investments are classified as Level 1 at June 30, 2015 and December 31, 2014.
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
Since these preferred stock warrants did not trade in an active securities market, the Company recognized a warrant liability and estimated the fair value of these warrants using a Probability-Weighted Expected Returns valuation model. Therefore, the warrant liability was considered a Level 3 measurement. All warrants outstanding immediately prior to the IPO were net exercised in connection with the IPO. There were no outstanding warrants as of June 30, 2015.
Concentration of Major Customers and Vendors
The Company's customers are its commercial and licensing partners. The Company is dependent on these commercial partners to market and sell Argatroban; therefore, the Company's future revenues are highly dependent on these collaboration and distribution

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

arrangements. The Company received a $30.0 million upfront payment during February 2015 under the terms of the Cephalon License- See "revenue recognition" below for more detail.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues
The Medicines Company	37%	13%	13%	20%
Sandoz, Inc.	30%	27%	7%	45%
Cephalon, Inc. (Teva) - See Revenue Recognition	—%	—%	71%	—%
Hikma Pharmaceutical	—%	60%	—%	35%
Other	33%	—%	9%	—%
	100%	100%	100%	100%

	June 30,	December 31,
	2015	2014
Accounts receivable
The Medicines Company	74%	61%
Sandoz, Inc.	16%	35%
Other	10%	4%
	100%	100%
Currently, for Argatroban, the Company uses one vendor as its sole source supplier. Because of the unique equipment and process for manufacturing Argatroban, transferring manufacturing activities for Argatroban to an alternate supplier would be a time consuming and costly endeavor, and there are only a limited number of manufacturers that are capable of performing this function for the Company.
Pre-Launch Inventory

The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed a New Drug Application (an "NDA") that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company may be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of June 30, 2015 the Company had $1,873 in inventories related to product that was not yet available to be sold but could be converted to other uses.

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $1,612 and $596 for the three months ended June 30, 2015 and 2014, respectively, and $2,571 and $665 for the six months ended June 30, 2015 and 2014, respectively.
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
During the six months ended June 30, 2014, the Company sold New Jersey state NOL carry forwards, which resulted in the recognition of a $1,295 tax benefit.
During the six months ended June 30, 2015, the Company recorded a provision for income taxes of $246 based upon its estimated federal AMT and state tax liability.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30.0 million, and is eligible to receive up to $90.0 million in additional milestone payments. The $30.0 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30.0 million was recognized as income in February 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing the New Drug Application on February 13, 2015, and the remaining obligations were estimated to have minimal effort.  The remaining milestones, if achieved, will be recognized in the period earned.
In addition, the Company is entitled to receive royalty payments in the double digit range of net sales of the product, if approved by the FDA.  In connection with the Cephalon License, the Company agreed to enter into a supply agreement with Cephalon, pursuant to which the Company will be responsible for supplying product to Cephalon for a specified period.
Collaborative licensing and development revenue — The Company recognizes revenue from reimbursements received in connection with feasibility studies and development work for third parties when its contractual services are performed, provided collectability is reasonably assured. Its principal costs under these agreements include its personnel conducting research and development, and its allocated overhead, as well as the research and development performed by outside contractors or consultants.
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
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.42% - 2.09%	2.11% - 2.16%	1.42% - 2.09%	1.69% - 2.21%
Volatility	30.11%	56.84%	30.33%	55.80%
Expected term (in years)	5.50 - 7.00 years	6.59 - 10.00 years	5.50 - 7.00 years	5.50 - 7.00 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The dilutive and anti-dilutive common shares equivalents outstanding at the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Series A	—	—	—	544,147
Series B	—	—	—	462,100
Series B-1	—	—	—	339,675
Series C	—	—	—	401,261
Series C warrants	—	—	—	34,359
Options	1,836,327	994,479	1,556,815	917,792
Total	1,836,327	994,479	1,556,815	2,699,334

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Numerator for basic earnings per share-net income (loss)	$(8,177)	$(2,934)	$11,520	$(6,153)
Numerator for diluted earnings per share-net income (loss)	$(8,177)	$(2,934)	$11,520	$(6,153)
Denominator
Basic weighted average common shares outstanding	15,546,796	14,020,133	14,900,498	11,455,408
Dilutive effect of stock options	—	—	975,899	—
Diluted weighted average common shares outstanding	15,546,796	14,020,133	15,876,397	11,455,408
Basic net income (loss) per share
Basic net income (loss) per share	$(0.53)	$(0.21)	$0.77	$(0.54)
Diluted net income (loss) per share
Diluted net income (loss) per share	$(0.53)	$(0.21)	$0.73	$(0.54)

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

4. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2015	2014
Raw material - pre launch inventory	$591	$—
Work in process - pre launch inventory	1,282	—
Finished products	452	1,242
	$2,325	$1,242
During the six months ended June 30, 2015, the Company recorded total write-offs of $1.1 million attributable to expiring Ryanodex inventory.
5. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2015	2014
Prepaid expenses and other current assets
Prepaid product costs	$424	$1,020
Prepaid FDA user fee	49	148
Prepaid insurance	496	183
Lessor incentive receivable	392	—
All other	198	289
Total Prepaid expenses and other current assets	$1,559	$1,640

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014
Accrued expenses
Royalties due to The Medicines Company	$7,066	$5,880
Royalties due to SciDose	1,428	2,308
Accrued research & development	1,139	1,307
Accrued professional fees	678	502
Accrued salary and other compensation	1,120	1,025
Accrued product costs	1,047	839
Accrued provision for income tax	76	—
Accrued insurance	282	—
Deferred rent	429	—
All other	273	304
Total Accrued expenses	$13,538	$12,165
Deferred Revenue
Deferred revenue consists of the following:

	June 30,	December 31,
	2015	2014
Deferred revenue
The Medicines Company	$260	$520
Deferred Revenue for ongoing business	260	520
Par Pharmaceuticals Companies, Inc.	5,500	5,500
Par Pharmaceuticals Companies, Inc./Tech Transfer	500	500
Deferred Revenue from Asset Sales	6,000	6,000
Total Deferred revenue	$6,260	$6,520

6. Common Stock and Stock-Based Compensation
In December 2007, the Company's Board of Directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's Board of Directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, the Company has reserved and made available 2,035,598 shares of common stock for issuance under the 2014 Plan.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company recognized share-based compensation in its statements of operations for the three and six months ended June 30, 2015 and 2014 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative	$762	$78	$962	$150
Research and development	447	86	631	154
Total	$1,209	$164	$1,593	$304
7. Commitments
At June 30, 2015, the Company has purchase obligations in the amount of $8,505 which represent the contractual commitments under a Contract Manufacturing and Supply Agreement with a supplier. The obligation under the supply agreement is primarily for finished product and research and development.
The Company leases its office space under a lease agreement that expires on June 30, 2020. Rental expense was $95 and $68 for the three months ended June 30, 2015 and 2014 and $163 and $140 for the six months ended June 30, 2015 and 2014, respectively. The future lease payments under the operating lease are $2,648 as of June 30, 2015, payable monthly through June 30, 2020.
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
In September 2013, the Company filed a New Drug Application under Section 505(b)(2) for EP-3101, the Company's bendamustine hydrochloride injection, in a ready-to-dilute concentrate solution, product ("bendamustine RTD") and notified Cephalon, the holder of Treanda®, the referenced approved drug in our application, of the Company's 505(b)(2) filing and paragraph IV certification. Cephalon filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware on October 21, 2013 to defer the approval of the bendamustine indication alleging that the Company's tentatively approved bendamustine hydrochloride injection infusion product infringes one of its patents, U.S. Patent No. 8,445,524 (the "First Cephalon Lawsuit").
In July 2014, the FDA had granted tentative approval and orphan drug designation to the Company’s New Drug Application for patented bendamustine RTD for the treatment of NHL.
In September 2014, Cephalon moved to dismiss with prejudice the First Cephalon Lawsuit.
On August 12, 2014, Cephalon filed a second lawsuit in the District of Delaware alleging that bendamustine RTD infringes Cephalon’s newly-issued U.S. Patent No. 8,791,270 (the "Second Cephalon Lawsuit").
On February 13, 2015, the Company and Cephalon entered into the Cephalon Settlement Agreement pursuant to which the parties agreed to settle the Second Cephalon Lawsuit, under which the Company has agreed to enter into the Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102.
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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. See “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Our product portfolio now includes three approved products, Argatroban, Ryanodex® (dantrolene sodium) and Diclofenac-misoprostol. We were granted tentative approval for EP-3101 (patented Bendamustine Hydrochloride Injection, ready-to-dilute concentrate solution, which we refer to as “bendamustine RTD”) and orphan drug designation on EP-3102 ("bendamustine rapid infusion"), for the treatment of chronic lymphocytic leukemia (“CLL”) and indolent B-cell non-Hodgkin’s lymphoma (“NHL”). We currently have five advanced product candidates and three commercialized products. We began commercializing Diclofenac-misoprostol in January 2015.
We have two commercial partners, The Medicines Company and Sandoz Inc., ("Sandoz"), who market Argatroban pursuant to separate agreements. As a result of our commercialization strategy, we have been able to minimize certain expenses, but also are required to share royalty revenues from Argatroban with our commercial partners.
We may commercialize our future products independently in the United States. Outside of the United States, we intend to utilize partners for the commercialization of our products. As part of our strategy for Ryanodex®, we have contracted a specialty sales force who is targeting group purchasing organizations, hospital groups and key stakeholders in acute care settings and primary hospitals. We expect the impact on our results of operations of this commercialization strategy will be that we will receive revenue from direct sales and royalty income will be a less significant part of our revenues. This commercialization strategy will also result in higher infrastructure and selling expenses, along with greater working capital requirements to support this strategy.
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

On February 13, 2015, we entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to our bendamustine rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and we will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

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

On February 13, 2015, we submitted a New Drug Application (NDA) to the FDA for EP-3102 our bendamustine rapid infusion product which was accepted for filing by the FDA. The FDA action date for this NDA is December 13, 2015.

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

On April 7, 2015 and May 19, 2015, the United States Patent and Trademark Office (“USPTO”) granted us Patents No. 9,000,021 and 9,034,908 for our rapid infusion bendamustine, for treating patients requiring restricted fluid and/or sodium intake. These patents extend to March 2033.

On May 20, 2015, we submitted a NDA to the FDA for our ready-to-use Bivalirudin product which was accepted for filing by the FDA. The FDA action date for this NDA is March 19, 2016.

Financial Operations Overview

Revenue
Revenue includes product sales, royalty income and revenue from collaborative arrangements. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and year to year.

Product Sales.  We recognize revenues from product sales of Ryanodex®, Argatroban and Diclofenac-misoprostol. Ryanodex® and Diclofenac-misoprostol, launched in January 2015, are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner and Argatroban is sold directly to our commercial partners. Sales to our commercial partners are typically made at little or no profit for resale.
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
Cost of Revenue
Cost of revenue consists of the costs associated with producing our products for our commercial partners. In particular, our cost of revenue includes production costs of Argatroban, Diclofenac-misoprostol and Ryanodex® paid to a contract manufacturing organization coupled with shipping and customs charges, as well as royalty expense. Cost of revenue may also include the effects of product recalls, if applicable.
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
Results of Operations
Comparison of Three Months Ended June 30, 2015 and 2014
Revenues

	Three Months Ended June 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
Product sales	$3,730	$350	$3,380
Royalty income	2,272	1,942	330
License and other income	—	3,500	(3,500)
Total revenue	$6,002	$5,792	$210
Total revenue increased $0.2 million in the three months ended June 30, 2015 to $6.0 million as compared to $5.8 million in the three months ended June 30, 2014.
Product sales increased $3.3 million in the three months ended June 30, 2015 to $3.7 million as compared to $0.4 million in the three months ended June 30, 2014. This increase was due to $1.4 million in net product sales of Ryanodex®(launched in August 2014), $0.6 million in net product sales of Diclofenac-misoprostol (launched in January 2015), and an increase in Argatroban product sales of $1.3 million.
Royalty income increased $0.3 million in the three months ended June 30, 2015 to $2.3 million as compared to $2.0 million in the three months ended June 30, 2014, as a result of increased end use sales of Argatroban by our commercial partners.
License and other income decreased $(3.5) million due to FDA approval of Diclofenac-misoprostol related to the asset sale agreement with Hikma Pharmaceutical in the prior period presented. There were no revenues from asset sales and collaborative arrangements in the three months ended June 30, 2015.

Cost of Revenue

	Three Months Ended June 30,		Increase
	2015	2014
	(in thousands)
Cost of revenue	$3,348	$1,556	$1,792
Cost of net revenues increased by $1.8 million to $3.3 million in the three months ended June 30, 2015 from $1.5 million in the three months ended June 30, 2014. This $1.8 million net increase resulted from $0.4 million in cost of revenue for Ryanodex®(launched in August 2014), $0.3 million in cost of revenue for Diclofenac-misoprostol (launched in January 2015), and an increase in Argatroban cost of revenue of $1.1 million due to increased product sales.

Research and Development

	Three Months Ended June 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
EP-6101 (bivalirudin)	$1,985	$536	$1,449
EP-3101 (bendamustine RTD)	99	373	(274)
EP-3102 (bendamustine rapid infusion)	1,211	1,461	(250)
Ryanodex® (dantrolene sodium)	500	431	69
Pemetrexed	271	208	63
Diclofenac-misoprostol	—	418	(418)
All other projects	117	44	73
Salary and other personnel related expenses	1,695	1,074	621
Total Research and Development	$5,878	$4,545	$1,333
Research and development expenses increased $1.3 million in the three months ended June 30, 2015 to $5.9 million as compared to $4.6 million in the three months ended June 30, 2014. Expenses in the three months ended June 30, 2015 were higher than in the three months ended June 30, 2014 as a result of an increase in project spending for EP-6101 (bivalirudin) and salaries and other personnel related expenses offset by a decrease in project spending for EP-3101 (bendamustine RTD), EP-3102 (bendamustine rapid infusion) and Diclofenac-misoprostol due to the timing of research and development activities performed.

Selling, General and Administrative

	Three Months Ended June 30,		Increase
	2015	2014
	(in thousands)
Selling, general and administrative	$5,111	$2,673	$2,438

Selling, general and administrative expenses increased $2.4 million in the three months ended June 30, 2015 to $5.1 million as compared to $2.7 million in the three months ended June 30, 2014. This increase is related to a $1.0 million increase in marketing related to Ryanodex®, increase of $0.2 million of professional fees, and $1.2 million increase in general and administrative salary and personnel related expenses.

Other Income (Expense)

	Three Months Ended June 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
Interest income	$8	$18	$(10)
Interest expense	(3)	(5)	2
Other income	—	35	(35)
Total other income/(expense), net	$5	$48	$(43)
Other income and (expense) decreased by $(43) thousand in the three months ended June 30, 2015 to income of $5 thousand as compared to income of $48.3 thousand in the three months ended June 30, 2014. The decrease in other income and (expense) was due to the decrease in interest income and other miscellaneous income.

Income Tax Benefit
Income tax benefit increased $0.2 million in the three months ended June 30, 2015 to a benefit of $0.2 million as compared to a benefit of zero for the three months ended June 30, 2014 due to the net loss in the current quarter.
Net (Loss)
Net loss for the three months ended June 30, 2015 was $(8.2) million as compared to net loss of $(2.9) million in the three months ended June 30, 2014, as a result of the factors discussed above.

Comparison of Six Months Ended June 30, 2015 and 2014
Revenues

	Six Months Ended June 30,		Increase
	2015	2014
	(in thousands)
Product sales	$6,786	$1,525	$5,261
Royalty income	5,525	5,506	19
License and other income	30,000	3,765	26,235
Total revenue	$42,311	$10,796	$31,515
Total revenue increased $31.5 million in the six months ended June 30, 2015 to $42.3 million as compared to $10.8 million in the six months ended June 30, 2014.
Product sales increased $5.3 million in the six months ended June 30, 2015 to $6.8 million as compared to $1.5 million in the six months ended June 30, 2014. This increase was due to $3.0 million in net product sales of Ryanodex®(launched in August 2014), $0.7 million in net product sales of Diclofenac-misoprostol (launched in January 2015), and an increase in Argatroban product sales of $1.6 million.
Royalty income increased $19.0 thousand in the six months ended June 30, 2015 to $5.5 million as compared to $5.5 million in the six months ended June 30, 2014, as a result of increased end use sales of Argatroban by our commercial partners.
License and other income increased $26.2 million in the six months ended June 30, 2015 to $30.0 million as compared to $3.8 million in the six months ended June 30, 2014, as a result of the licensing agreement with Cephalon. Other income in the six months ended June 30, 2014 resulted from FDA approval of Diclofenac/misoprostol related to the asset sale agreement with Hikma Pharmaceutical.

Cost of Revenue

	Six Months Ended June 30,		Increase
	2015	2014
	(in thousands)
Cost of revenue	$9,296	$4,915	$4,381
Cost of net revenues increased by $4.4 million to $9.3 million in the six months ended June 30, 2015 from $4.9 million in the six months ended June 30, 2014, as a result of increased product sales and an increase in royalty expense to SciDose of $1.1 million related to the licensing agreement with Cephalon. The increase related to product sales was due to $0.9 million in cost of revenue for Ryanodex®(launched in August 2014), $1.1 million of inventory write-offs attributable to expiring Ryanodex inventory, $0.4 million in cost of revenue for Diclofenac-misoprostol (launched in January 2015), and an increase in Argatroban cost of revenue of $0.9 million due to increased product sales.

Research and Development

	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
EP-6101 (bivalirudin)	$2,782	$1,390	$1,392
EP-3101 (bendamustine RTD)	830	1,152	(322)
EP-3102 (bendamustine rapid infusion)	3,857	1,957	1,900
Ryanodex® (dantrolene sodium)	777	1,017	(240)
Pemetrexed	713	231	482
Diclofenac-misoprostol	18	681	(663)
All other projects	142	37	105
Salary and other personnel related expenses	3,044	1,874	1,170
Total Research and Development	$12,163	$8,339	$3,824
Research and development expenses increased $3.8 million in the six months ended June 30, 2015 to $12.1 million as compared to $8.3 million in the six months ended June 30, 2014. Expenses in the six months ended June 30, 2015 were higher than in the six months ended June 30, 2014 as a result of an increase in project spending for EP-6101 (bivalirudin),EP-3102 (bendamustine rapid infusion), Pemetrexed, and salaries and other personnel related expenses offset by a decrease in project spending for EP-3101 (bendamustine RTD), Ryanodex® and Diclofenac-misoprostol due to the timing of research and development activities performed.

Selling, General and Administrative

	Six Months Ended June 30,		Increase
	2015	2014
	(in thousands)
Selling, general and administrative	$9,097	$4,128	$4,969

Selling, general and administrative expenses increased $5.0 million in the six months ended June 30, 2015 to $9.1 million as compared to $4.1 million in the six months ended June 30, 2014. This increase is related to a $1.9 million increase in marketing related to Ryanodex® (dantrolene sodium), increase of $1.0 million of professional fees, $1.7 million increase in general and administrative salary and personnel related expenses and a $0.4 million increase in insurance and miscellaneous expenses.

Other Income (Expense)

	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
Interest income	$15	$25	$(10)
Interest expense	(4)	(6)	2
Change in value of warrant liability	—	(383)	383
Other income	—	36	(36)
Total other income/(expense), net	$11	$(328)	$339
Other income and (expense) increased by $0.3 million in the six months ended June 30, 2015 to income of $10.6 thousand as compared to an expense of $0.3 million in the six months ended June 30, 2014. The increase in other income and (expense) was due to the recognition of the change in value of the warrant liability during the six months ended June 30, 2014. These convertible notes and warrants converted to common stock in connection with the initial public offering in February 2014.

Income Tax Benefit (Provision)
Income tax benefit (provision) decreased $1.5 million in the six months ended June 30, 2015 to a provision of $0.2 million as compared to a benefit of $1.3 million for the six months ended June 30, 2014. The decrease in income tax benefit (provision) was due to the sale of our New Jersey State net operating losses during the six months ended June 30, 2014, offset by the tax provision resulting from the Company recognizing net income in the six months ended June 30, 2015.
Net Income (Loss)
Net income for the six months ended June 30, 2015 was $11.5 million as compared to net loss of $5.6 million in the six months ended June 30, 2014, as a result of the factors discussed above.

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

Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through public offerings of common stock and private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $13.7 million and $49.8 million as of June 30, 2015 and June 30, 2014, respectively. In addition, we have short term investments in U.S. Treasury Bills of $90.0 million at June 30, 2015.

For the six months ended June 30, 2015, we realized net income of $11.5 million. As of June 30, 2015, we had a working capital surplus of $96.0 million. For the six months ended June 30, 2014, we incurred a net loss of $5.6 million. We have sustained significant losses since our inception on January 2, 2007 and have accumulated a deficit of $98.2 million as of June 30, 2015.
We believe that future cash flows from operations, together with proceeds from the initial and follow-on public offerings will be sufficient to fund our currently anticipated working capital requirements through mid-year 2017. No assurance can be given that operating results will improve, out-licensing of products will be successful or that additional financing could be obtained on terms acceptable to us.
Operating Activities:
Net cash provided by operating activities for the six months ended June 30, 2015 was $13.7 million. Net income for the period was $11.5 million offset by non-cash adjustments of approximately $1.8 million from depreciation, stock-based compensation expense and retirement of fixed assets. Net changes in working capital increased cash from operating activities by approximately $0.4 million, due to an increase in accounts receivable of $1.0 million, an increase in inventories of $1.0 million, an increase in other assets of $0.1 million, an increase in accounts payable of $1.3 million, and an increase in accrued expenses and other liabilities of $1.4 million. We experienced a decrease in prepaid expenses and other current assets of $0.1 million and a decrease in deferred revenue of $0.3 million. Accounts payable and accrued expenses increased primarily due to accrued royalties, accrued cost of revenue and deferred rent. The total amount of accounts receivable at June 30, 2015 was approximately $13.0 million, which included approximately $2.8 million of product sales and approximately $10.2 million of royalty income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
At June 30, 2015, our cumulative receivables related to royalty income consist of approximately $8.9 million in receivables from The Medicines Company and $1.3 million in receivables from Sandoz.
Based on our agreement with The Medicines Company, our cumulative receivables related to that agreement will continue to aggregate in future periods. Our agreement with The Medicines Company does not contemplate the ability for the parties to net settle amounts receivable or payable. Nonetheless, the Company has periodically collected from The Medicines Company amounts that would be equal to the net amount of receivables due from The Medicines Company, but, because it is unclear whether such cash receipt is intended to be settlement of the net receivable or only a partial payment towards the gross receivable, the Company has presented these receivables and payables in gross amounts on its condensed financial statements. As a result, the cumulative receivable from The Medicines Company, as reduced by the cash received from The Medicines Company, aggregates from period-to-period and has never been fully offset by those actual cash payments. At June 30, 2015, we recorded a receivable of approximately

$8.9 million and a payable of $7.0 million to The Medicines Company (based upon a 50% revenue split on Sandoz sales). The net receivable due from The Medicines Company for the quarter ended June 30, 2015 therefore is $1.9 million. The receivable of $1.9 million from The Medicines Company as of June 30, 2015 therefore represents the net cumulative receivable of the Company.
We believe that our accounts receivable as of June 30, 2015, after taking into account netting of receivables and payables related to The Medicines Company, are reasonably collectible, and given the payment terms, will be collected in approximately 90 days, and thus would not have a material effect on our liquidity.
Net cash used in operating activities for the six months ended June 30, 2014 was $6.7 million. Net loss for the period was $5.6 million offset by non-cash adjustments of approximately $0.7 million from the change in the value of the warrant liability, depreciation and stock-based compensation expense. Net changes in working capital decreased cash from operating activities by approximately $1.8 million, due to a decrease in deferred revenue of $3.8 million. This was offset by an increase in accounts receivable of $0.1 million, an increase in inventories of $0.3 million, an increase in prepaid expenses and other current assets of $0.5 million, an increase in accounts payable of $0.2 million, and an increase in accrued expenses and other current liabilities of $2.7 million. Accrued expenses and other current liabilities increased primarily due to accrued royalties. The total amount of accounts receivable at June 30, 2014 was approximately $6.7 million, which included approximately $0.5 million of product sales and approximately $5.9 million of royalty income, all with payment terms of 45 days and approximately $0.3 million of other receivables. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
Investing Activities:
In the six months ended June 30, 2015 and 2014, we invested $0.3 million and $32 thousand, respectively, for the purchase of property and equipment.
In the six months ended June 30, 2015 and 2014, we invested $90.0 million and zero, respectively, of short term investments.
Financing Activities:
Net cash provided by financing activities for the six months ended June 30, 2015 was $55.4 million, primarily resulting from the issuance of common stock from the follow-on public offering of $54.3 million and stock option exercise of $1.1 million.
Net cash provided by financing activities for the six months ended June 30, 2014 was $46.6 million, primarily resulting from the issuance of common stock from the initial public offering of $46.6 million and the exercise of warrants of $20.9 thousand.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2015	2016	2017	2018	2019	Beyond
Operating lease obligations	$2,648	136	539	564	564	564	281

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
In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2015 we had cash and cash equivalents of $13.7 million and short term investments of $90.0 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents and short-term investments, we do not believe that a change in market rates would have any significant impact on the realized value of our investments. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.
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
Based on their evaluation at June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the entry into the License, on February 13, 2015, the Company and Cephalon entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement") pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270 and Cephalon filed a consent judgment between Cephalon and Eagle acknowledging the validity and enforceability of the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102.

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
We have a limited operating history. To date, we have focused primarily on developing a broad product portfolio and have obtained regulatory approval for three products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. We have net income of $11.5 million for the six months ended June 30, 2015, however, we may not generate significant revenue from sales of our product candidates in the near-term, if ever. As of June 30, 2015, we had an accumulated deficit of $98.1 million.
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

Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our lead product candidates EP-3101 (bendamustine RTD), EP-3102 (bendamustine rapid infusion), EP-4104 (dantrolene for EHS), and EP-6101 (bivalirudin). Any delay or setback in the development of any of these product candidates could adversely affect our business. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. Our other product candidates and EP-5101 (pemetrexed), are at an earlier development stage and we will require additional time and resources to develop and seek regulatory approval for such product candidates and, if we are successful, to proceed with commercialization. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. For example, in August 2009, we submitted our product EP-2101 (topotecan) for approval in the United States under the 505(b)(2) regulatory pathway, referencing the brand product, Hycamtin. Ultimately, the FDA determined that it could not approve the application as submitted due to the amount of active drug per vial in our product and the potential for unintentional overdose. Based on the FDA's feedback and our determination that the market for topotecan had become overly competitive with multiple players, we decided not to continue to pursue product approval and we do not currently have plans to commercialize EP-2101 (topotecan) and have decided not to commercialize EP-2101.

An NDA submitted under Section 505(b)(2) subjects us to the risk of a patent infringement lawsuit that would delay or prevent the review or approval of our product candidate.
Our product candidates will be submitted to the FDA for approval under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. The 505(b)(2) application enables us to reference published literature and/or the FDA's previous findings of safety and effectiveness for the branded reference drug. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA's publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.
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

Companies that produce branded reference drugs routinely bring litigation against abbreviated new drug application, or ANDA, or 505(b)(2) applicants that seek regulatory approval to manufacture and market generic and reformulated versions of their branded products. These companies often allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA or 505(b)(2) applicant. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic or reformulated products.
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
The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect to have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Argatroban is currently marketed in the United States by, among others, GlaxoSmithKline, or GSK, West-Ward Pharmaceuticals, or West-Ward, and Teva Pharmaceutical Industries Ltd., or Teva, and bendamustine is marketed in the United States by Cephalon under the brand name Treanda®. Further, makers of branded reference drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. Cephalon has obtained approval for a ready to dilute, or RTD, version of Treanda® which will compete with our EP-3101 (bendamustine RTD) product. The Medicines Company lost their patent protection of Angiomax® and the Bivalirudin market now has additional competition in the form of generics.
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
As of June 30, 2015 we had a total of 36 full-time and one part time employees in the United States and one full time consultant in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell Argatroban and Ryanodex® and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Our initial public offering was completed in February 2014 at a public offering price of $15.00 per share followed by a secondary offering in March 2015 at a public offering price of $42.00 per share. The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in submitting an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that NDA;

•	failure to successfully execute our commercialization strategy with respect to Argatroban, Ryanodex®, Diclofenac-misoprostol or any other approved product in the future;

•	adverse results or delays in clinical trials, if any;

•	significant lawsuits, including patent or stockholder litigation;

•	inability to obtain additional funding;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our product candidates;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	unanticipated serious safety concerns related to the use of Argatroban, Ryanodex®, Diclofenac-misoprostol, or any of our product candidates;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
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
As of June 30, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 41% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
As of August 10, 2015 we had 15,589,844 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

EAGLE PHARMACEUTICALS, INC.

DATED: August 11, 2015	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: August 11, 2015	By:	/s/ David E. Riggs
David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-92984), as amended.