Form 10-Q
period 2015-09-30
EAGLE PHARMACEUTICALS, INC.
filed 2015-11-12
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of November 10, 2015: 15,589,844 shares.

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
These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with current or potential future collaborators;

•	the performance of our strategic collaborators and success of our current strategic collaborations;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing drugs that are or become available;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);

•	our use of the proceeds from our initial public offering and subsequent follow-on offering;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and

•	our ability to prevent or minimize the effects of paragraph IV patent litigation.

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

EAGLE PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$71,979	$34,869
Short term investments	24,000	—
Accounts receivable	12,218	11,956
Inventories	7,348	1,242
Prepaid expenses and other current assets	4,757	1,640
Total current assets	120,302	49,707
Property and equipment, net	1,803	342
Other assets	111	45
Total assets	$122,216	$50,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,148	$3,501
Accrued expenses	14,439	12,165
Deferred revenue	6,000	6,520
Total current liabilities	34,587	22,186
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,589,844 and 14,036,680 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	15	14
Additional paid in capital	195,945	137,577
Accumulated deficit	(108,331)	(109,683)
Total stockholders' equity	87,629	27,908
Total liabilities and stockholders' equity	$122,216	$50,094
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Product sales	$3,314	$877	$10,099	$2,402
Royalty income	2,422	1,934	7,947	7,440
License and other income	—	—	30,000	3,765
Total revenue	5,736	2,811	48,046	13,607
Operating expenses:
Cost of revenue	3,753	2,175	13,049	7,090
Research and development	6,911	5,888	19,073	14,227
Selling, general and administrative	5,460	3,854	14,557	7,981
Total operating expenses	16,124	11,917	46,679	29,298
Income (Loss) from operations	(10,388)	(9,106)	1,367	(15,691)
Interest income	8	4	22	30
Interest expense	(5)	(2)	(9)	(8)
Change in value of warrant liability	—	—	—	(383)
Other income	—	—	—	35
Total other income (expense)	3	2	13	(326)
Income (Loss) before income tax benefit(provision)	(10,385)	(9,104)	1,380	(16,017)
Income tax benefit (provision)	218	—	(28)	1,295
Net Income (Loss)	$(10,167)	$(9,104)	$1,352	$(14,722)
Less dividends on Series A, B, B-1 and C Convertible Preferred Stock	—	—	—	(534)
Net income (loss) attributable to common stockholders	$(10,167)	$(9,104)	$1,352	$(15,256)
Earnings per share attributable to common stockholders:
Basic	$(0.65)	$(0.65)	$0.09	$(1.24)
Diluted	$(0.65)	$(0.65)	$0.08	$(1.24)
Weighted average number of common shares outstanding:
Basic	15,589,818	14,021,933	15,132,797	12,320,311
Diluted	15,589,818	14,021,933	16,123,729	12,320,311

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2014	14,037	$14	$137,577	$(109,683)	$27,908
Stock-based compensation expense			2,942	—	2,942
Issuance of common stock upon exercise of stock option grants	164	—	1,096	—	1,096
Issuance of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	1,389	1	54,330	—	54,331
Net income	—	—	—	1,352	1,352
Balance at September 30, 2015	15,590	$15	$195,945	$(108,331)	$87,629

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,352	$(14,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	31	73
Stock-based compensation	2,942	528
Change in fair value of warrant liability	—	383
Loss on disposal of fixed assets	273	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(262)	(704)
Increase in inventories	(6,106)	(1,294)
Increase in prepaid expenses and other current assets	(3,117)	(1,342)
(Increase) decrease in other assets	(66)	—
Increase in accounts payable	10,647	1,713
Decrease in deferred revenue	(520)	(3,435)
Increase in accrued expenses and other liabilities	1,907	4,934
Net cash provided by (used in) operating activities	7,081	(13,866)
Cash flows from investing activities:
Purchase of property and equipment	(1,398)	(39)
Purchase of short term investments	(105,999)	(19,999)
Maturities of short term investments	81,999	—
Net cash used in investing activities	(25,398)	(20,038)
Cash flows from financing activities:
Series C preferred stock offering costs	—	(1)
Proceeds from common stock option exercise	1,096	65
Proceeds from exercise of preferred stock warrants	—	21
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	54,331	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	46,567
Net cash provided by financing activities	55,427	46,652
Net increase in cash	37,110	12,748
Cash and cash equivalents at beginning of period	34,869	9,974
Cash and cash equivalents at end of period	$71,979	$22,722
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(9)	$(8)
Corporate taxes	482	—
Franchise taxes	91	8
Non-cash operating activities
Landlord contribution to leasehold improvements recorded as deferred rent	367	—
Non-cash financing activities
Conversion of preferred stock and accrued dividends to Common stock	—	91,648
Conversion of redeemable warrant liability to Common stock	—	2,280
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on December 22, 2014.
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
On the IPO closing date, all outstanding shares of preferred stock converted into 7,487,928 shares of common stock and all outstanding warrants were net exercised for 32,286 shares common stock at the initial public offering price. These transactions produced a significant increase in the number of shares outstanding which will impact the year-over-year comparability of the Company’s (loss) earnings per share calculations. Additionally, in connection with the closing of the IPO, the Company amended and restated its articles of incorporation to decrease the number of authorized shares of common and undesignated preferred stock to 50,000,000 and 1,500,000, respectively.
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

Under the terms of the Cephalon License, Eagle received an upfront cash payment of $30.0 million, and Eagle is currently eligible to receive up to $80.0 million in additional milestone payments. In addition, Eagle is entitled to receive royalty payments in the double digit range on net sales of the product, if approved by the FDA. In connection with the Cephalon License, Eagle entered into a supply agreement with Cephalon, pursuant to which Eagle will be responsible for supplying product to Cephalon for a specified period. Additionally, on February 13, 2015, Eagle and Cephalon entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement"), pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270 and Cephalon filed a consent judgment between Cephalon and Eagle acknowledging the validity and enforceability of the ‘270 patent (the "Consent Judgment").

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
3. Summary of Significant Accounting Policies
Use of Estimates
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
In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for the Company on January 1, 2018; however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements.
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
The fair value of interest-bearing cash, cash equivalents and short term investments are classified as Level 1 at September 30, 2015 and December 31, 2014.
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
Since these preferred stock warrants did not trade in an active securities market, the Company recognized a warrant liability and estimated the fair value of these warrants using a Probability-Weighted Expected Returns valuation model. Therefore, the warrant liability was considered a Level 3 measurement. All warrants outstanding immediately prior to the IPO were net exercised in connection with the IPO. There were no outstanding warrants as of September 30, 2015.
Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell Argatroban. The Company's customers for Argatroban are its commercial and licensing partners, therefore, the Company's future revenues are highly dependent on these collaboration and

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

distribution arrangements. The Company received a $30 million upfront payment during February 2015 under the terms of the Cephalon License- See "revenue recognition" below for more detail.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues
The Medicines Company	37%	50%	15%	26%
Sandoz, Inc.	28%	42%	10%	45%
Cephalon, Inc. (Teva) - See Revenue Recognition	—%	—%	62%	—%
Hikma Pharmaceuticals	—%	—%	—%	28%
Other	35%	8%	13%	1%
	100%	100%	100%	100%

	September 30,	December 31,
	2015	2014
Accounts receivable
The Medicines Company	76%	61%
Sandoz, Inc.	13%	35%
Other	11%	4%
	100%	100%
Currently, for Argatroban, the Company uses one vendor as its sole source supplier. Because of the unique equipment and process for manufacturing Argatroban, transferring manufacturing activities for Argatroban to an alternate supplier would be a time consuming and costly endeavor, and there are only a limited number of manufacturers that are capable of performing this function for the Company.
Pre-Launch Inventory

The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed a New Drug Application (an "NDA") that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company may be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of September 30, 2015 the Company had $6,960 in inventories related to product that was not yet available to be sold but could be converted to other uses.

Inventory
Inventories, which consist of finished products, are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. In most instances, inventory

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

is shipped from the Company's vendor directly to the Company's customers.
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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $1,310 and $1,820 for the three months ended September 30, 2015 and 2014, respectively, and $3,880 and $2,485 for the nine months ended September 30, 2015 and 2014, respectively.
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
During the nine months ended September 30, 2014, the Company sold New Jersey state NOL carry forwards, which resulted in the recognition of a $1,295 tax benefit.
During the nine months ended September 30, 2015, the Company recorded an income tax provision of $28 based upon its estimated federal AMT and state tax liability.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, and is eligible to receive up to $80 million in additional milestone payments. The $30 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in February 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing the New Drug Application on February 13, 2015, and the remaining obligations were estimated to require minimal effort.  The remaining milestones, if achieved, will be recognized in the period earned.
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
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.68% - 1.71%	1.89% - 1.89%	1.42% - 2.09%	1.69% - 2.21%
Volatility	31.17%	53.71%	30.33%	54.58%
Expected term (in years)	5.58 - 6.08 years	6.08 - 6.08 years	5.50 - 7.00 years	5.50 - 7.00 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The dilutive and anti-dilutive common shares equivalents outstanding at the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Series A	—	—	—	362,765
Series B	—	—	—	308,067
Series B-1	—	—	—	226,450
Series C	—	—	—	267,507
Series C warrants	—	—	—	22,906
Options	1,882,171	1,144,751	1,665,494	995,540
Total	1,882,171	1,144,751	1,665,494	2,183,235

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Numerator for basic earnings per share-net income (loss)	$(10,167)	$(9,104)	$1,352	$(15,256)
Numerator for diluted earnings per share-net income (loss)	$(10,167)	$(9,104)	$1,352	$(15,256)
Denominator
Basic weighted average common shares outstanding	15,589,818	14,021,933	15,132,797	12,320,311
Dilutive effect of stock options	—	—	990,932	—
Diluted weighted average common shares outstanding	15,589,818	14,021,933	16,123,729	12,320,311
Basic net income (loss) per share
Basic net income (loss) per share	$(0.65)	$(0.65)	$0.09	$(1.24)
Diluted net income (loss) per share
Diluted net income (loss) per share	$(0.65)	$(0.65)	$0.08	$(1.24)

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

4. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Raw material - pre launch inventory	$2,791	$—
Work in process - pre launch inventory	4,169	—
Finished products	388	1,242
	$7,348	$1,242
During the nine months ended September 30, 2015, the Company recorded total write-offs of $1.1 million attributable to expiring Ryanodex inventory.
5. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2015	2014
Prepaid expenses and other current assets
Prepaid product costs	$68	$1,020
Prepaid FDA user fee	716	148
Prepaid insurance	331	183
Prepaid research and development	3,000	—
Prepaid income taxes	483	—
All other	159	289
Total Prepaid expenses and other current assets	$4,757	$1,640

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2015	2014
Accrued expenses
Royalties due to The Medicines Company	$7,584	$5,880
Royalties due to SciDose	1,524	2,308
Accrued research & development	1,360	1,307
Accrued professional fees	639	502
Accrued salary and other compensation	1,345	1,025
Accrued product costs	1,365	839
Accrued provision for income tax	—	—
Accrued insurance	142	—
Deferred rent	480	—
All other	—	304
Total Accrued expenses	$14,439	$12,165
Deferred Revenue
Deferred revenue consists of the following:

	September 30,	December 31,
	2015	2014
Deferred revenue
The Medicines Company	$—	$520
Deferred Revenue for ongoing business	—	520
Par Pharmaceuticals Companies, Inc.	5,500	5,500
Par Pharmaceuticals Companies, Inc./Tech Transfer	500	500
Deferred Revenue from Asset Sales	6,000	6,000
Total Deferred revenue	$6,000	$6,520

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company recognized share-based compensation in its statements of operations for the three and nine months ended September 30, 2015 and 2014 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative	$1,050	$112	$2,012	$262
Research and development	299	112	930	266
Total	$1,349	$224	$2,942	$528
7. Commitments
At September 30, 2015, the Company has purchase obligations in the amount of $9,397 which represent the contractual commitments under a Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office space under a lease agreement that expires on June 30, 2020. Rental expense was $180 and $68 for the three months ended September 30, 2015 and 2014, respectively, and $343 and $208 for the nine months ended September 30, 2015 and 2014, respectively. The future lease payments under the operating lease are $2,556 as of September 30, 2015, payable monthly through June 30, 2020.
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
9. Subsequent Events
On October 13, 2015, the Company entered into an exclusive U.S. licensing agreement with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Docetaxel Injection Concentrate, Non-Alcohol Formula, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Docetaxel Injection for these indications is currently under review with the FDA and the Prescription Drug User Fee Act action date is December 27, 2015. Under the terms of the agreement, the Company paid an upfront cash payment, will pay a near-term milestone based upon the timing of an FDA approval and double-digit royalties on gross profits.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

On November 4, 2015, the Company entered into a co-promotion agreement with Spectrum Pharmaceuticals (“Spectrum”) under which the Spectrum 32-person Corporate Accounts Sales Team will dedicate 80 percent of its time to selling and marketing up to six of the Company's products over a period of at least 18 months (the "Spectrum Agreement"). The Company will pay Spectrum a base fee of $12.8 million over 18 months, and additional payments of up to $9 million if specified targets for annual net sales of the Products are met during the initial term of the Spectrum Agreement, for a potential total payment of up to $22 million during the initial term. The Company may extend the initial term of this agreement by six months to December 31, 2017 at its sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension.
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

On February 13, 2015, we entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to our bendamustine rapid infusion product for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and we will be responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

Additionally, under the terms of the Cephalon License, we received an upfront cash payment of $30 million, and are currently eligible to receive up to $80 million in additional milestone payments. In addition, we are entitled to receive royalty payments in the double digit range on net sales of the product, if approved by the FDA. In connection with the Cephalon License, we have entered into a supply agreement with Cephalon, pursuant to which we will be responsible for supplying product to Cephalon for a specified period.

In connection with the Cephalon License, on February 13, 2015, we entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement") with Cephalon, pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which we agreed to enter into a Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with CLL and patients with NHL with EP-3102.

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

On September 29, 2015, the USPTO granted us Patent No. 9,144,568, which pertains to the use of our bendamustine rapid infusion product. The patent extends to March 2033.

On October 13, 2015, we entered into an exclusive U.S. licensing agreement with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Docetaxel Injection Concentrate, Non-Alcohol Formula, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Docetaxel Injection for these indications is currently under review with the FDA and the Prescription Drug User Fee Act action date is December 27, 2015. Under the terms of the agreement, the Company paid an upfront cash payment and will pay a near-term milestone based upon the timing of an FDA approval and double-digit royalties on gross profits.

On November 4, 2015, we entered into a co-promotion agreement with Spectrum Pharmaceuticals (“Spectrum”) under which the Spectrum 32-person Corporate Accounts Sales Team will dedicate 80 percent of its time to selling and marketing up to six of the Company's products over a period of at least 18 months (the "Spectrum Agreement"). The Company will pay Spectrum a base fee of $12.8 million over 18 months, and additional payments of up to $9 million if specified targets for annual net sales of the Products are met during the initial term of the Spectrum Agreement, for a potential total payment of up to $22 million during the initial term. We may extend the initial term of this agreement by six months to December 31, 2017 at our sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension.

As part of the co-promotion agreement and long-term strategy to build an internal commercial team, we will also hire approximately 20 direct sales representatives who will be a part of our independent commercial organization. These representatives will be managed under the Spectrum sales team infrastructure for the duration of the co-promotion agreement.

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

We also have generated collaborative licensing and development revenue from our collaboration arrangements with third parties. Revenues have been generated from the achievement of milestones pursuant to, or other payments made under, arrangements related to the divestiture of non-core assets, namely Diclofenac-misoprostol tablets, a generic product candidate sold to Hikma Pharmaceuticals, and EP-2101 (topotecan), which was licensed to Pfizer.
Cost of Revenue
Cost of revenue consists of the costs associated with producing our products for our commercial partners. In particular, our cost of revenue includes production costs of Argatroban, Diclofenac-misoprostol and Ryanodex® paid to a contract manufacturing organization coupled with shipping and customs charges, as well as royalty expense and commissions. Cost of revenue may also include the effects of product recalls, if applicable.
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
Selling, General and Administrative
Selling, general and administrative costs consist primarily of salaries, benefits and other related costs, including stock-based compensation for executive, finance, selling and operations personnel. Included in selling costs are expenses related to the marketing of Ryanodex®. General and administrative expenses include facility and related costs, professional fees for legal, consulting, tax and accounting services, insurance, selling, market research, advisory board and key opinion leaders, depreciation and general corporate expenses. We expect that our selling, general and administrative expenses will increase with the continued development and potential commercialization of our product candidates particularly as we begin to commercialize our own products in the United States, as well as increased expenses associated with being a public company.
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

Results of Operations
Comparison of Three Months Ended September 30, 2015 and 2014
Revenues

	Three Months Ended September 30,		Increase
	2015	2014
	(in thousands)
Product sales	$3,314	$877	$2,437
Royalty income	2,422	1,934	488
Total revenue	$5,736	$2,811	$2,925
Total revenue increased $2.9 million in the three months ended September 30, 2015 to $5.7 million as compared to $2.8 million in the three months ended September 30, 2014.
Product sales increased $2.4 million in the three months ended September 30, 2015 to $3.3 million as compared to $0.9 million in the three months ended September 30, 2014. This increase was due to $0.7 million in net product sales of Diclofenac-misoprostol (launched in January 2015), an increase of $1.0 million in net product sales of Ryanodex®(launched in August 2014), and an increase in Argatroban product sales of $0.7 million.
Royalty income increased $0.5 million in the three months ended September 30, 2015 to $2.4 million as compared to $1.9 million in the three months ended September 30, 2014, as a result of increased end use sales of Argatroban by our commercial partners.

Cost of Revenue

	Three Months Ended September 30,		Increase
	2015	2014
	(in thousands)
Cost of revenue	$3,753	$2,175	$1,578
Cost of revenue increased by $1.6 million to $3.8 million in the three months ended September 30, 2015 from $2.2 million in the three months ended September 30, 2014. This $1.6 million net increase resulted from $0.4 million in cost of revenue for Diclofenac-misoprostol (launched in January 2015), an increase of $0.5 million in cost of revenue for Ryanodex®(launched in August 2014) due to increased product sales, and an increase of $0.7 million in Argatroban cost of revenue due to increased product sales.

Research and Development

	Three Months Ended September 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
EP-6101 (bivalirudin)	$317	$684	$(367)
EP-3101 (bendamustine RTD)	48	1,213	(1,165)
EP-3102 (bendamustine rapid infusion)	1,387	1,848	(461)
Ryanodex® (dantrolene sodium)	2,196	233	1,963
Pemetrexed	1,166	129	1,037
Diclofenac-misoprostol	—	297	(297)
All other projects	226	264	(38)
Salary and other personnel related expenses	1,571	1,220	351
Total Research and Development	$6,911	$5,888	$1,023
Research and development expenses increased $1.0 million in the three months ended September 30, 2015 to $6.9 million as compared to $5.9 million in the three months ended September 30, 2014. Expenses in the three months ended September 30, 2015 were higher than in the three months ended September 30, 2014 as a result of an increase in project spending for the successful completion of the clinical treatment portion of the safety and efficacy study of Ryanodex® (dantrolene sodium) for exertional heatstroke and an increase in project spending for Pemetrexed. The increased spending for these projects was offset by a decrease in project spending for EP-3101 (bendamustine RTD) and EP-3102 (bendamustine rapid infusion) due to the timing of the research and development activities performed.

Selling, General and Administrative

	Three Months Ended September 30,		Increase
	2015	2014
	(in thousands)
Selling, general and administrative	$5,460	$3,854	$1,606

Selling, general and administrative expenses increased $1.6 million in the three months ended September 30, 2015 to $5.5 million as compared to $3.9 million in the three months ended September 30, 2014. This increase is related to a $0.4 million increase in professional fees, $1.4 million increase in selling, general and administrative salary and personnel related expenses, and $0.3 million increase in miscellaneous expenses offset by a $0.5 million decrease in marketing related to Ryanodex®.

Other Income (Expense)

	Three Months Ended September 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
Interest income	$8	$4	$4
Interest expense	(5)	(2)	(3)
Total other income/(expense), net	$3	$2	$1
Other income and expense increased by $1 thousand in the three months ended September 30, 2015 to income of $3 thousand as compared to income of $2 thousand in the three months ended September 30, 2014. The increase in other income and expense was due to the increase in interest income.
Income Tax Benefit
Income tax benefit increased $0.2 million in the three months ended September 30, 2015 to a benefit of $0.2 million as compared to a benefit of zero for the three months ended September 30, 2014 due to the current quarter net loss.
Net (Loss)
Net loss for the three months ended September 30, 2015 was $(10.2) million as compared to net loss of $(9.1) million in the three months ended September 30, 2014, as a result of the factors discussed above.

Comparison of Nine Months Ended September 30, 2015 and 2014
Revenues

	Nine Months Ended September 30,		Increase
	2015	2014
	(in thousands)
Product sales	$10,099	$2,402	$7,697
Royalty income	7,947	7,440	507
License and other income	30,000	3,765	26,235
Total revenue	$48,046	$13,607	$34,439
Total revenue increased $34.4 million in the nine months ended September 30, 2015 to $48.0 million as compared to $13.6 million in the nine months ended September 30, 2014.

Product sales increased $7.7 million in the nine months ended September 30, 2015 to $10.1 million as compared to $2.4 million in the nine months ended September 30, 2014. This increase was due to $1.4 million in net product sales of Diclofenac-misoprostol (launched in January 2015), an increase of $4.0 million in net product sales of Ryanodex®(launched in August 2014), and an increase in Argatroban product sales of $2.3 million.
Royalty income increased $0.5 million in the nine months ended September 30, 2015 to $7.9 million as compared to $7.4 million in the nine months ended September 30, 2014, as a result of increased end use sales of Argatroban by our commercial partners.
License and other income increased $26.2 million in the nine months ended September 30, 2015 to $30.0 million as compared to $3.8 million in the nine months ended September 30, 2014, as a result of the licensing agreement with Cephalon. Other income in the nine months ended September 30, 2014 resulted from FDA approval of Diclofenac/misoprostol related to the asset sale agreement with Hikma Pharmaceutical.

Cost of Revenue

	Nine Months Ended September 30,		Increase
	2015	2014
	(in thousands)
Cost of revenue	$13,049	$7,090	$5,959
Cost of revenue increased by $5.9 million to $13.0 million in the nine months ended September 30, 2015 from $7.1 million in the nine months ended September 30, 2014, as a result of increased product sales, an increase in royalty expense and inventory write-offs. The cost of revenue increase related to product sales was due to $0.7 million in cost of revenue for Diclofenac-misoprostol (launched in January 2015), $1.4 million increase in cost of revenue for Ryanodex®(launched in August 2014), and an increase in Argatroban cost of revenue of $1.6 million due to increased product sales. In addition, SciDose royalty expense increased $1.1 million due to the licensing agreement with Cephalon and cost of revenue further increased due to $1.1 million of inventory write-offs attributable to expiring Ryanodex® inventory.

Research and Development

	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
EP-6101 (bivalirudin)	$3,099	$2,075	$1,024
EP-3101 (bendamustine RTD)	877	2,365	(1,488)
EP-3102 (bendamustine rapid infusion)	5,244	3,805	1,439
Ryanodex® (dantrolene sodium)	2,920	1,250	1,670
Pemetrexed	1,894	360	1,534
Diclofenac-misoprostol	18	978	(960)
All other projects	405	300	105
Salary and other personnel related expenses	4,616	3,094	1,522
Total Research and Development	$19,073	$14,227	$4,846
Research and development expenses increased $4.8 million in the nine months ended September 30, 2015 to $19.0 million as compared to $14.2 million in the nine months ended September 30, 2014. Expenses in the nine months ended September 30, 2015 were higher than in the nine months ended September 30, 2014 as a result of an increase in project spending for EP-6101 (bivalirudin), EP-3102 (bendamustine rapid infusion), Pemetrexed, Ryanodex®, and salaries and other personnel related expenses offset by a decrease in project spending for EP-3101 (bendamustine RTD) and Diclofenac-misoprostol due to the timing of research and development activities performed.

Selling, General and Administrative

	Nine Months Ended September 30,		Increase
	2015	2014
	(in thousands)
Selling, general and administrative	$14,557	$7,981	$6,576

Selling, general and administrative expenses increased $6.6 million in the nine months ended September 30, 2015 to $14.6 million as compared to $8.0 million in the nine months ended September 30, 2014. This increase is related to a $1.4 million increase in marketing mainly related to Ryanodex® (dantrolene sodium), increase of $1.4 million of professional fees, $3.0 million increase in selling, general and administrative salary and personnel related expenses, $0.3 million increase in office expenses, $0.2 million increase in dues and subscriptions, and a $0.3 million increase in miscellaneous expenses.

Other Income (Expense)

	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
Interest income	$22	$30	$(8)
Interest expense	(9)	(8)	(1)
Change in value of warrant liability	—	(383)	383
Other income	—	35	(35)
Total other income/(expense), net	$13	$(326)	$339
Other income and expense increased by $0.3 million in the nine months ended September 30, 2015 to income of $13 thousand as compared to an expense of $0.3 million in the nine months ended September 30, 2014. The increase in other income and expense was due to the recognition of the change in value of the warrant liability during the nine months ended September 30, 2014. These convertible notes and warrants converted to common stock in connection with the initial public offering in February 2014.
Income Tax Benefit (Provision)
Income tax benefit (provision) decreased $1.3 million in the nine months ended September 30, 2015 to a provision of $28 thousand as compared to a benefit of $1.3 million for the nine months ended September 30, 2014. The decrease in income tax benefit (provision) was due to the sale of our New Jersey State net operating losses during the nine months ended September 30, 2014, offset by the tax provision resulting from the Company recognizing net income in the nine months ended September 30, 2015.
Net Income (Loss)
Net income for the nine months ended September 30, 2015 was $1.4 million as compared to net loss of $14.7 million in the nine months ended September 30, 2014, as a result of the factors discussed above.

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

Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through public offerings of common stock and private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $72.0 million and $22.7 million as of

September 30, 2015 and September 30, 2014, respectively. In addition, we have short term investments in U.S. Treasury Bills of $24.0 million at September 30, 2015.

For the nine months ended September 30, 2015, we realized net income of $1.4 million. As of September 30, 2015, we had a working capital surplus of $85.7 million. For the nine months ended September 30, 2014, we incurred a net loss of $14.7 million. We have sustained significant losses since our inception on January 2, 2007 and have accumulated a deficit of $108.3 million as of September 30, 2015.
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
Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2015 was $7.1 million. Net income for the period was $1.4 million offset by non-cash adjustments of approximately $3.2 million from depreciation, stock-based compensation expense, retirement of fixed assets and lessor contributions for leasehold improvements. Net changes in working capital increased cash from operating activities by approximately $2.5 million, due to an increase in accounts receivable of $0.2 million, an increase in inventories of $6.1 million, an increase in prepaid expenses and other current assets of $3.1 million, increase in other assets of $0.1 million, an increase in accounts payable of $10.6 million, and an increase in accrued expenses and other liabilities of $1.9 million. We experienced a decrease in deferred revenue of $0.5 million. Accounts payable and accrued expenses increased primarily due to accrued royalties, accrued cost of revenue and pre-launch inventory purchases. The total amount of accounts receivable at September 30, 2015 was approximately $12.2 million, which included approximately $2.8 million of product sales and approximately $9.4 million of royalty income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
At September 30, 2015, our cumulative receivables related to royalty income consisted of approximately $8.3 million in receivables from The Medicines Company and $1.1 million in receivables from Sandoz.
Based on our agreement with The Medicines Company, our cumulative receivables related to that agreement will continue to aggregate in future periods. Our agreement with The Medicines Company does not contemplate the ability for the parties to net settle amounts receivable or payable. Nonetheless, the Company has periodically collected from The Medicines Company amounts that would be equal to the net amount of receivables due from The Medicines Company, but, because it is unclear whether such cash receipt is intended to be settlement of the net receivable or only a partial payment towards the gross receivable, the Company has presented these receivables and payables in gross amounts on its condensed financial statements. As a result, the cumulative receivable from The Medicines Company, as reduced by the cash received from The Medicines Company, aggregates from period-to-period and has never been fully offset by those actual cash payments. At September 30, 2015, we recorded a receivable of approximately $8.3 million and a payable of $7.6 million to The Medicines Company (based upon a 50% revenue split on Sandoz sales). The net receivable due from The Medicines Company for the quarter ended September 30, 2015 therefore is $0.7 million. The receivable of $0.7 million from The Medicines Company as of September 30, 2015 therefore represents the net cumulative receivable of the Company.
We believe that our accounts receivable as of September 30, 2015, after taking into account netting of receivables and payables related to The Medicines Company, are reasonably collectible, and given the payment terms, will be collected in approximately 90 days, and thus would not have a material effect on our liquidity.
Net cash used in operating activities for the nine months ended September 30, 2014 was $13.9 million. Net loss for the period was $14.7 million offset by non-cash adjustments of approximately $1.0 million from the change in the value of the warrant liability, depreciation and stock-based compensation expense. Net changes in working capital decreased cash from operating activities by approximately $0.2 million, due to a decrease in deferred revenue of $3.4 million. This was offset by an increase in accounts receivable of $0.7 million, an increase in inventories of $1.3 million, an increase in prepaid expenses and other current assets of $1.4 million, an increase in accounts payable of $1.7 million, and an increase in accrued expenses and other current liabilities of $4.9 million. Accrued expenses and other current liabilities increased primarily due to accrued royalties. The total amount of accounts receivable at September 30, 2014 was approximately $7.3 million, which included approximately $0.7 million of product sales and approximately $6.2 million of royalty income, all with payment terms of 45 days and approximately $0.4 million of other receivables. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.

Investing Activities:
In the nine months ended September 30, 2015 and 2014, we invested $1.4 million and $39 thousand, respectively, for the purchase of property and equipment.
In the nine months ended September 30, 2015 and 2014, we invested $106.0 million and $20.0 million, respectively, of short term investments.
In the nine months ended September 30, 2015 and 2014, we redeemed $82.0 million and $0 million, respectively, of short term investments.
Financing Activities:
Net cash provided by financing activities for the nine months ended September 30, 2015 was $55.4 million, primarily resulting from the issuance of common stock from the follow-on public offering of $54.3 million and stock option exercise of $1.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2014 was $46.7 million, primarily resulting from the issuance of common stock from the initial public offering of $46.6 million, stock option exercise of $0.1 million, and the exercise of warrants of $21 thousand.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2015	2016	2017	2018	2019	Beyond
Operating lease obligations	$2,556	68	515	564	564	564	281

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2015 we had cash and cash equivalents of $72.0 million and short term investments of $24.0 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents and short-term investments, we do not believe that a change in market rates would have any significant impact on the realized value of our investments. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

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
Based on their evaluation at September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the entry into the Cephalon License, on February 13, 2015, the Company and Cephalon entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement") pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270 and Cephalon filed a consent judgment between Cephalon and Eagle acknowledging the validity and enforceability of the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102.

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
We have a limited operating history. To date, we have focused primarily on developing a broad product portfolio and have obtained regulatory approval for three products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. We have net income of $1.4 million for the nine months ended September 30, 2015, however, we may not generate significant revenue from sales of our product candidates in the near-term, if ever. As of September 30, 2015, we had an accumulated deficit of $108.3 million.
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
We have very limited sales, marketing or distribution experience and have only recently started the initial phases of developing an internal commercial organization. Although we have begun to establish a small, focused, specialty sales and marketing organization to promote Ryanodex® in the United States, we currently have no such organization or capabilities, and the cost of establishing and maintaining such an organization may exceed the benefit of doing so. We have very limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We also intend to enter into strategic partnerships with third parties to commercialize our product candidates both inside and outside of the United States and have recently entered into a strategic partnership with Cephalon, a wholly owned subsidiary of Teva, to commercialize our bendamustine hydrochloride (HCl) rapid infusion, if approved. We may have limited or no control over the sales, marketing and distribution activities of Cephalon. We recently entered into a Co-Promotion Agreement with Spectrum Pharmaceuticals for the promotion of up to six of our products. Spectrum has agreed to provide eighty percent of the time of its corporate account manager team, which is comprised of thirty-two full-time employees, to promote and commercialize our products. Our future revenues may depend heavily on the success of the efforts of Cephalon and Spectrum.

We recently entered into a Co-Promotion Agreement with Spectrum Pharmaceuticals for the promotion of up to six of our products. Spectrum has agreed to provide eighty percent of the time of its corporate account manager team, which is comprised of thirty-two full-time employees, to promote and commercialize our products. Our future revenues may depend heavily on the success of the efforts of this

We may have difficulty establishing additional relationships with third parties on terms that are acceptable to us, or in all of the regions where we wish to commercialize our products, or at all. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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
As of September 30, 2015 we had a total of 39 full-time employees and one part time employee in the United States and one full time consultant in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell Argatroban and Ryanodex® and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
As of September 30, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 59% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
As of November 10, 2015 we had 15,589,844 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

EAGLE PHARMACEUTICALS, INC.

DATED: November 12, 2015	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: November 12, 2015	By:	/s/ David E. Riggs
David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
10.1 (2)	Eagle Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended
10.2 (3)	Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan
10.3 (4)	Amendment No. 2 to Development and Licensing Agreement between Eagle Pharmaceuticals, Inc. and Robert One, LLC, dated as of August 5, 2015
10.4 (5)	Amendment No. 4 to Development and Licensing Agreement between Eagle Pharmaceuticals, Inc. and SciDose LLC, dated as of August 5, 2015
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-92984), as amended.
(2) Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2015.
(3) Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2015.
(4) Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 11, 2015.
(5)Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 11, 2015.