Form 10-Q/A
period 2015-03-31
EAGLE PHARMACEUTICALS, INC.
filed 2016-02-12
CIK 827871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

50 Tice Boulevard, Suite 315

Woodcliff Lake, NJ 07677

(201) 326-5300

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of May 11, 2015: 15,538,943 shares.

EXPLANATORY NOTE

Eagle Pharmaceuticals, Inc., or the Company, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amended Form 10-Q”) for the quarterly period ended March 31, 2015, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2015 (the “Original Form 10-Q”), solely to refile Exhibit 10.2 to the Original Form 10-Q in response to comments received from the SEC regarding a confidential treatment request submitted to the SEC with respect to certain portions of Exhibit 10.2 of Item 6 of Part II of the Original Form 10-Q, which is hereby amended to include a revised redacted version of Exhibit 10.2.

Except as described above, no other changes have been made to the Original Form 10-Q.  This Amended Form 10-Q speaks as of the original filing date of the Original Form 10-Q and does not reflect events occurring after the date of filing of the Original Form 10-Q or modify or update any of the other information contained in the Original Form 10-Q in any way other than as required to reflect the amendment discussed above.  Accordingly, this Amended Form 10-Q should be read in conjunction with the Original Form 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to such filings.

PART II-OTHER INFORMATION

Item 6.   Exhibits

The information required by this Item 6 is set forth on the Exhibit Index accompanying this Amended Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE PHARMACEUTICALS, INC.

DATED: February 12, 2016	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: February 12, 2016	By:	/s/ David E. Riggs
David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
10.1(2)	Second Amendment to Lease between Mack-Cali Chestnut Ridge L.L.C. and Eagle Pharmaceuticals, Inc., dated as of March 16, 2015
10.2(3)	Exclusive License Agreement between Cephalon, Inc. and Eagle Pharmaceuticals, Inc., dated as of February 13, 2015
10.3(3)(4)	Settlement and License Agreement between Cephalon, Inc. and Eagle Pharmaceuticals, Inc., dated as of February 13, 2015
31.1(4)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(4)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(4)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(4)	XBRL Instance Document
101.SCH(4)	XBRL Taxonomy Extension Schema Document
101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(4)	XBRL Taxonomy Definition Linkbase Document
101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-92984), as amended.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 20, 2015.

(3) Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(4) This exhibit has been previously filed.