Form 10-K
period 2015-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2016-02-29
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(b) of the Act:
Common Stock (par value $0.001 per share), NASDAQ Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant on was approximately $739,767,440 computed by reference to the last reported sale price of $80.86 per share as reported by The NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of February 10, 2016 was 15,636,387 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for our 2016 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Table of Contents

EAGLE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2015

Eagle Pharmaceuticals, Inc.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Eagle Pharmaceuticals, Inc. name and logo and Ryanodex®, are either registered trademarks or trademarks of Eagle Pharmaceuticals in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this annual report on Form 10-K are the property of their respective owners. References to the “Company,” "Eagle Pharmaceuticals," "Eagle," “we,” “us” or “our” mean Eagle Pharmaceuticals, Inc., a Delaware corporation.
This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to obtain and maintain regulatory approval of our products and product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our products and product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our products and product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our products and product candidates;

•	the rate and degree of market acceptance of our products and product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	the performance of our strategic collaborators and success of our current strategic collaborations;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing drugs that are or become available;

•	the loss of key scientific or management personnel;

•	our use of the proceeds from our initial public offering; and subsequent follow-on offering;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and

•	our ability to prevent or minimize the effects of Paragraph IV patent litigation.

Forward-looking statements are statements that are not historical facts. Words such as “believes,” “potential,” “will,” “could,” “would,” “should,” “may,” “intends,” “anticipates,” “plans,” “enables,” “potential,” “entitles,” “estimates,” “projects,” “predicts,” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this annual report on Form 10-K, and are subject to risks and uncertainties. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Some of these important factors include our “critical accounting estimates” described in Item 7 in Part II of this annual report and the factors set forth under the caption “Risk Factors” in Item 1A in Part I of this annual report. Moreover, we operate in a very competitive and rapidly changing environment. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so (unless required by law), even if our estimates change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

PART I
Item 1. Business

Company Overview

We are a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the United States Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. Our business model is to develop proprietary innovations to FDA-approved, injectable drugs, which we refer to as branded reference drugs, that offer longer commercial duration at attractive prices compared to generic competitors. We market and/or commercialize our products through marketing partners or an external sales force and continue to improve and expand on our internal direct sales force.

For each of our current and future pre-commercial products, we intend to enter the market no later than the first generic drug and substantially convert the market by addressing the needs of stakeholders who ultimately use our products. We believe we can further extend commercial duration through new intellectual property protection and/or orphan drug exclusivity and three years of non-patent regulatory exclusivity for future product candidates, as provided under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as applicable. We strive to enhance branded reference drugs to optimize their ease and safety of use for healthcare providers, produce less drug waste, lower cost to stakeholders, and create the opportunity for label expansion to additional indications. Our regulatory and commercial strategy is to introduce our pre-commercial products no later than the first generic competitor of the branded reference product, which provides us with the potential for superior pricing and helps diminish competition from impending generic products to the branded reference drug.

Our model has been validated by the approval and successful launches of our novel formulations of EP-1101 (argatroban) (“EP-1101”), Ryanodex® (dantrolene sodium) (“Ryanodex”), and most recently, in January 2016, the FDA approvals and launches of docetaxel injection, non-alcohol formulation (“Non-Alcohol Docetaxel Injection”), and EP-3102 (rapidly infused bendamustine RTD) (“EP-3102 Bendeka”), licensed to and launched jointly with Teva Pharmaceutical Industries Ltd. ("Teva").

Our product portfolio now includes five approved products: EP-1101, Ryanodex, Non-Alcohol Docetaxel Injection, diclofenac-misoprostol, and EP-3102 Bendeka. EP-1101 is marketed through two marketing partners, Non-Alcohol Docetaxel Injection was launched in January 2016, and EP-3102 Bendeka is being marketed by Teva.

We currently have four product candidates in advanced stages of development, and/or under review for approval by the FDA. Additionally we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. ("AMRI"). Our four advanced candidates are EP-6101 Kangio™ ready-to-use ("RTU") bivalirudin, currently under review for approval by the FDA, EP-4104 (dantrolene sodium) (“EP-4104”) for exertional heat stroke ("EHS"), and EP-5101 (pemetrexed) (“EP-5101”). Our leading near-term product candidate is Kangio™, a patented liquid intravenous form of Angiomax for percutaneous transluminal angioplasty. EP-3101 is tentatively approved and we may begin commercializing in May 2016 upon expiry of drug exclusivity. Both EP-5101 and the potential label expansion of Ryanodex into EHS may address unmet medical needs in major specialty markets.

In 2015 and the first quarter of 2016, we accomplished the following with respect to our product portfolio:

•
On February 13, 2015, we submitted an NDA to the FDA for EP-3102 Bendeka, which was approved by the FDA on December 8, 2015. Also, on February 13, 2015, we entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva, for U.S. and Canadian rights to EP-3102 Bendeka for treatment of patients with chronic lymphocytic leukemia, ("CLL") and patients with non-Hodgkin's lymphoma ("NHL"). Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Under the terms of the Cephalon License, we received an upfront cash payment of $30 million, received a $15 million milestone in January 2016 related to the FDA approval of EP-3102 Bendeka in December 2015 and are currently eligible to receive up to $65 million in additional milestone payments. In addition, we are entitled to receive royalty payments of 20% on net sales of the product.

•
On April 7, 2015 and May 19, 2015, the United States Patent and Trademark Office (“USPTO”) granted us Patents No. 9,000,021 and No. 9,034,908 for EP-3102 Bendeka, for treating patients requiring restricted fluid and/or sodium intake. These patents extend to March 2033.

•	On May 20, 2015, we submitted an NDA to the FDA for bivalirudin RTU which was accepted for filing by the FDA. The FDA action date for this NDA is March 19, 2016.

•	On September 29, 2015, the USPTO granted us Patent No. 9,144,568, which pertains to the use of EP-3102 Bendeka. The patent extends to March 2033.

•
On October 13, 2015, we entered into an exclusive U.S. licensing agreement (the “Teikoku Agreement”) with Teikoku Pharma USA, Inc. (“Teikoku”), whereby Teikoku granted to us a royalty-bearing, exclusive right and license under and to Teikoku's patent rights and know how to make, use,  market, commercialize, and offer for sale Non-Alcohol Docetaxel Injection described in NDA 205934. Pursuant to the agreement, and after the FDA’s approval of NDA 205934 which happened on December 22, 2015, Teikoku also assigned NDA 205934 to us. In consideration for the license and assignment, we made an upfront payment to Teikoku upon signing and an additional milestone payment of $4.85 million upon Teikoku’s submission of the NDA transfer letter to the FDA in February 2016. In addition, commencing with the first commercial sale of the product, we will pay to Teikoku a royalty based on the gross margin generated by the product. The royalty owed to Teikoku will be reduced by a double-digit percentage for any sales in a period during which the product is not covered by a valid claim within the Teikoku patent rights.

•
On January 11, 2016, we entered into an agreement with AMRI to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States. Under the terms of the agreement, AMRI will develop and initially provide cGMP manufacturing and analytical support for the registration of the new product candidates. We will be responsible for advancing the product candidates through clinical trials and regulatory submissions.

•
On February 23, 2016, the USPTO granted us Patent No. 9,265,831, which pertains to liquid bendamustine hydrochloride (HCl) formulations. This patent pertains to our bendamustine HCI intellectual property estate.

In addition to building our product portfolio, we continue to develop our commercial organization. On November 4, 2015, we entered into a co-promotion agreement with Spectrum Pharmaceuticals (“Spectrum”) under which the Spectrum 32-person Corporate Accounts Sales Team will dedicate 80% of its time to selling and marketing up to six of our products over a period of at least 18 months (the "Spectrum Agreement"). We will pay Spectrum a base fee of $12.8 million over 18 months, and additional payments of up to $9 million if specified targets for annual net sales of our products are met during the initial 18-month term of the Spectrum Agreement, for a potential total payment of up to $22 million during the initial term. We may extend the initial term of this agreement by six months to December 31, 2017 at our sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension. As part of the co-promotion agreement and long-term strategy to build an internal commercial team, we will also hire approximately 20 direct sales representatives who will be a part of our independent commercial organization. These representatives will be managed under the Spectrum sales team infrastructure for the duration of the Spectrum Agreement.

Product Portfolio

Our product portfolio consists of:

Product	U.S. Brand Reference Drug	Description	Indication	Estimated Market Opportunity (amounts in millions)	Status
Ryanodex® (dantrolene sodium)	Dantrium®/ Revonto®	Muscle relaxant	Malignant hyperthermia	$75(2)	Approved (U.S.)/ launched August 2014; orphan drug exclusivity received for MH (U.S.)
EP-1101 (argatroban)	Argatroban	Anti-coagulant; thrombin inhibitor	Heparin-induced thrombocytopenia	$99(2)	Approved (U.S.); marketed by The Medicines Company and Sandoz
Docetaxel Injection, Non-Alcohol formulation	Docetaxel	Chemotherapeutic agent	Breast, non-small cell lung, prostate, head and neck cancers/ gastric adenocarcinoma	$75(2)	Approved in December 2015/ launched in January 2016; Eagle holds the exclusive right to market, sell and distribute in the U.S.
EP-3101 (bendamustine RTD)	Treanda®	Chemotherapeutic agent	(CLL); Indolent (NHL)	over $700(1)	Tentative approval for NHL and CLL in July 2014/ potential launch in May 2016
EP-3102 (rapidly infused bendamustine RTD)	BENDEKATM	Chemotherapeutic agent	CLL; Indolent NHL	over $700(1)	Approved in December 2015; licensed to and marketed by Teva; orphan drug designation for CLL and NHL (U.S.)
EP-4104 (dantrolene sodium)	No drug currently approved	Muscle relaxant	Exertional heat stroke	$400(2)	Orphan drug designation received for heat stroke (U.S.); IND submission in 2015; completed safety and efficacy study in December 2015; FDA granted fast track designation in January 2016
EP-6101 Kangio™(bivalirudin)	Angiomax	Anti-Coagulant; thrombin inhibitor	Percutaneous transluminal angioplasty	$212(1)	March 2016 PDUFA
EP-5101 (pemetrexed)	Alimta	Chemotherapeutic agent	Lung cancer and mesothelioma	$1,210(1)	NDA filing targeted for late 2016
(1)Based on publicly filed reports with the SEC.
(2)Based on independent market research and management's estimates extrapolated therefrom.
Industry Background

Injection is a common drug delivery route for biopharmaceuticals due to the lower bioavailability of alternative administration routes. We estimate the generics injectables market is $12.0 billion globally and $7.6 billion the United States. Based on industry data, we believe that the U.S. generic injectable market will continue to grow at a compound annual growth rate of 16.3% from

2012-2017 due to several factors, including (i) label expansion for approved products increasing the patient pool for such products, (ii) a pipeline of injectable medications at various stages of clinical development, and (iii) the increasing incidence of certain diseases that necessarily utilize injectable medications such as cancer and autoimmune disorders. Further, we estimate that the current worldwide market for the branded reference drugs addressed by our disclosed product portfolio is approximately $3.0 billion. Both Spectrum, our co-promotion partner and our commercial organization will focus on domestic GPOs (Group Purchasing Organizations), hospital groups and key stakeholders in acute care settings. Outside of the United States, we may utilize partners for the commercialization of our products, as needed.

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

The Hatch-Waxman Act establishes periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept for filing) an ANDA or 505(b)(2) NDA application that relies on the branded reference drug. For example, the holder of an NDA may obtain five years of exclusivity upon approval of a new drug containing a new chemical entity ("NCE") that has not been previously approved by the FDA. The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) were essential to the approval of the application and were conducted/sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDA for drugs that include the innovation that required the new clinical data.

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
Potential for five years for a new chemical entity, or three years for new clinical investigations

Paragraph IV Certification Required	Yes	Yes	No

Potential orphan drug designation Drug Status	No	Yes	Yes

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

Barriers to entry and intellectual property.    Because our products are differentiated from the branded reference drugs, we believe we are able to avoid infringing existing patents covering the branded reference drug allowing us to enter the existing market no later than applicable generic drugs, which may be subject to protracted patent litigation delaying market entry. Protracted litigation is a significant barrier to entry for competitors seeking approval of an ANDA referencing the branded reference product, and our early entry into the market leads to less price erosion due to constrained competition. Our patent estate includes 15 owned or exclusively-licensed U.S. issued patents and ten filed U.S. patent applications, as well as several patent applications that have been filed in various worldwide territories, that protect or will protect, as applicable the market value of our current portfolio products. We believe that other potential barriers to entry consist of one or more of the following:

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

Attractive portfolio of injectable assets that address a large market opportunity.    Our product portfolio is focused on oncology, critical care, and orphan diseases and includes five approved products, one tentative approval, and three distinct product candidates in advanced development. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with AMRI. We believe that we can leverage our formulation and development expertise to achieve improved product attributes in terms of potential for longer stability, shorter infusion times, less waste and/or ease and safety of use for healthcare professionals and achieve longer commercial duration compared to generic competitors. We believe that our products may offer certain benefits as compared to existing injectable drugs which may include one or more of the following:

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

Validated business model.    We believe that our differentiated business model as compared to generic and branded specialty pharmaceutical drug companies was validated with our approval and commercial launch in the United States of a novel version of argatroban, for which we received approval of a 505(b)(2) NDA in June 2011. Our version of argatroban was formulated in a manner designed to avoid the infringement of related Orange Book patents for the branded reference product, and we were successful in doing so without triggering a patent infringement suit by the innovator of the branded reference drug. We therefore entered the market prior to the first generic version of argatroban and our version of the drug has reached a market share of approximately 40% of the total argatroban market. Our competitors' undifferentiated ANDAs referencing the branded drug remain tentatively approved by the FDA and, because they were not able to prove invalidity or non-infringement of the applicable patents, had to wait for approximately three years for patent expiration in June 2014 before full approval and commercialization. On June 30, 2014, two generic argatroban products were approved.

Our most recent example of our validated business model is EP-3102 Bendeka. On February 13, 2015, we submitted an NDA to the FDA for EP-3102 Bendeka which was approved by the FDA on December 8, 2015. Also, on February 13, 2015, we entered into the Cephalon License for U.S. and Canadian rights to EP-3102 Bendeka for the treatment of patients with CLL and patients with NHL.

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

Retain commercial rights in the United States and selectively partner outside of the United States.    In general, we believe that we can cost-effectively commercialize our products in the United States internally or through a contracted sales force and selected commercial arrangements, and thereby retain commercial value of these products. We have established a small, contract specialty sales force focusing on GPOs, hospital systems and key stakeholders in acute care settings, primarily hospitals. In an effort to expand on our commercial strategy, we will grow our internal sales force by 20 and have partnered with Spectrum to commercialize our products. Outside of the United States, we may utilize partners for the commercialization of our products, as needed.

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

Continue to build a robust intellectual property portfolio.    Our patent estate includes 15 owned or exclusively-licensed U.S. issued patents and 10 filed U.S. patent applications, as well as several that have been filed in various worldwide territories, that protect or will protect, as applicable the market value of our approved and pipeline products. These patents consist primarily of formulation and method-of-use patents. We intend to continue to build our patent portfolio by filing for patent protection on new developments with respect to our product candidates that will not infringe patents that cover the branded reference drugs. We expect that these will, if issued, allow us to list our own patents in the Orange Book, to which potential competitors will be required to certify upon submission of their applications referencing our products, if approved.

Our Products and Product Portfolio

EP-3101 RTD and EP-3102 Bendeka (Licensed to Teva) for Chronic Lymphocytic Leukemia and Non-Hodgkin's Lymphoma

Overview

Bendamustine is an alkylating agent approved for use in chronic lymphocytic leukemia, or CLL, and indolent B-cell non-Hodgkin's lymphoma, or NHL, that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen (which we refer to herein as the NHL indication).

EP-3101 RTD

We have developed EP-3101 RTD, an RTD, multi-dose liquid with extended drug stability for use with a 500mL intravenous, or IV, infusion bag, for which we were granted tentative patent approval. Due to drug exclusivity on Treanda®, the earliest that the tentative approval we received may convert to final approval is May 2016 at which time we may commercialize the product.

Teva License- Bendeka

EP-3102 Bendeka is the same RTD, multi-dose liquid formulation as EP-3101 RTD, with extended drug stability, but for use with a 50 mL IV infusion bag, which enables it to be administered in a shorter time-period than current drugs on the market and represents a label expansion from EP-3101 RTD. We received orphan drug designation drug designation for EP-3102 Bendeka for CLL and NHL in July 2014. In November 2014 we announced positive results from the EP-3102 Bendeka clinical trial, in which the dose was delivered in a 50mL admixture in ten minutes versus a 500mL admixture in the 60-minute infusion required for Treanda® (bendamustine HCl). In this study, EP-3102 Bendeka was found to be bioequivalent to Treanda®, which was the primary endpoint of the study. The incidence and profile of adverse events, both infusion-related and general, for EP-3102 Bendeka was comparable to Treanda®. This is particularly important because EP-3102 Bendeka delivers the same amount of active ingredient as Treanda® but with a lower admixture volume, which enables our product to be administered more quickly.

On February 13, 2015, we submitted an NDA to the FDA for EP-3102 Bendeka, which was approved by the FDA on December 8, 2015. Also, on February 13, 2015, we entered into the Cephalon License, for U.S. and Canadian rights to EP-3102 Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, we received an upfront cash payment of $30 million, received a $15 million milestone in January 2016, related to the FDA approval of EP-3102 Bendeka in December 2015 and are currently eligible to receive up to $65 million in additional milestone payments. In addition, we are entitled to receive royalty payments of 20% of net sales of the product. In connection with the Cephalon License, we have entered into a supply agreement with Cephalon, pursuant to which we will be responsible for supplying product to Cephalon for a specified period. In connection with the Cephalon License, on February 13, 2015, we entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement") with Cephalon, pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which we agreed to enter into a Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with CLL and patients with NHL with EP-3102 Bendeka.

U.S. Marketed Bendamustine Products

Teva currently markets its bendamustine product under the trade name Treanda® which Teva has said will be available through March 30, 2016, at which time we expect EP-3102 Bendeka will replace Treanda® liquid.

Eagle's Solution: EP-3101 RTD and EP-3102 Bendeka

The EP-3101 RTD and EP-3102 Bendeka liquid formulations eliminate the need to reconstitute the drug prior to use, relative to the lyophilized presentation of Treanda®. As a result, we believe that relative to the lyophilized presentation of Treanda® there is less potential for dosing errors, less exposure to cytotoxic powders and a more efficient work flow.

Additionally, admixtures prepared with EP-3102 Bendeka contain lower sodium as compared with Treanda® which could be of benefit to the predominantly elderly, renally impaired and cardiovascular compromised patients. Also, EP-3102 Bendeka is available in a multi-use vial, which allows infusion centers and hospitals to avoid needless waste of unused drug remaining after procedures with single use vials.

Our bendamustine product candidates could be reimbursed using a new and unique "J-code" assigned for injectable drugs. If we can demonstrate that EP-3102 Bendeka for administration in a smaller infusion volume is clinically significantly different than the other drugs that share the J-code, such as Treanda®, the Center for Medicare & Medicaid Services ("CMS"), may assign a unique J-code allowing more pricing flexibility.

Ryanodex® (dantrolene) for Malignant Hyperthermia

Overview

Dantrolene was first introduced to the U.S. market in 1979 and is currently the only drug approved to treat a rare genetic disorder called malignant hyperthermia ("MH"). There are only 500 to 800 cases of MH in the United States each year, qualifying dantrolene for orphan drug designation. This disease is triggered when a patient with this genetic predisposition has a surgical procedure and is exposed to certain inhaled anesthetics or the muscle relaxant, succinylcholine. When this exposure occurs, a metabolic response can be triggered in the patient resulting in an episode of MH that can be fatal if not treated immediately. Because dantrolene is the only approved drug available to treat MH, the Joint Commission on Accreditation of Healthcare Organizations, ("the Joint Commission") requires that all hospitals stock vials of this product at all times, generally in the operating room area. In July, 2014 we received FDA approval for Ryanodex® (dantrolene sodium).

Currently-Preexisitng Dantrolene Products for MH

The two preexisting dantrolene drugs on the market for the treatment of MH, Dantrium® and Revonto®, are offered in a vial containing 20mg of lyophilized powder that requires mixing with 60mL of sterile water. We estimate that the addressable U.S. market opportunity for MH drugs is approximately $75 million per year.

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

Eagle's Solution: Ryanodex® (dantrolene sodium)

We have developed a differentiated formulation of dantrolene sodium that was approved by the FDA in July 2014 and is currently sold under the brand name, Ryanodex®, for the treatment of MH. The presentation is a 5ml vial containing 250mg of dantrolene sodium in lyophilized powder form.

We believe that the immediate benefits of our Ryanodex® formulation are clinically significant in critical care situations. Specifically, Ryanodex® reduces the amount of time to reconstitute and administer dantrolene from 15 to 20 minutes with Dantrium® and Revonto®, to one minute, as the anesthesiologist will be able to mix and administer a dose of 250mg from a single vial of Ryanodex® in contrast to mixing and administering up to 12 or more vials of Dantrium® or Revonto®. A recent retrospective study conducted by MHAUS demonstrated that every 15-minute delay in treating MH resulted in a 7.8% increase in patient complications. Additionally, fluid volume to the patient may also be reduced from up to 720mL or more with Dantrium® and Revonto® compared to only 5mL with Ryanodex®, potentially further reducing secondary physiological complications for the patient.

Sales and Marketing

We contracted a third party logistics partner that stores our inventory of Ryanodex®, fulfills sales orders and provides detailed real- time reporting. Initially, we contracted with a third party sales force who were focusing their promotional activities of Ryanodex® on important stakeholders within the hospital setting, and we are currently migrating these efforts to our commercial organization. To complement these efforts, we have also engaged group purchasing organizations and wholesalers in contracting discussions.

Docetaxel Injection, Non-Alcohol Formula

On October 13, 2015, we entered into the Teikoku Agreement, whereby Teikoku granted to us a royalty-bearing, exclusive right and license under and to Teikoku's patent rights and know how to make, use, market, commercialize, and offer for sale Non-Alcohol Docetaxel Injection described in NDA 205934. Pursuant to the agreement, and after the FDA’s approval of NDA 205934 which happened on December 22, 2015, Teikoku also assigned NDA 205934 to us. In consideration for the license and assignment, we made an upfront payment to Teikoku upon signing and an additional milestone payment of $4.85 million upon Teikoku’s submission of the NDA transfer letter to the FDA in February 2016. In addition, commencing with the first commercial sale of the product, we will pay to Teikoku a royalty based on the gross margin generated by the product. The royalty owed to Teikoku will be reduced by a double-digit percentage for any sales in a period during which the product is not covered by a valid claim within the Teikoku patent rights.

Limitations of Docetaxel Injection

In June 2014, the FDA issued a Drug Safety Communication warning patients that docetaxel may cause symptoms of alcohol intoxication after treatment. Manufacturers of docetaxel formulations for domestic use were subsequently required to revise their product labels to reflect alcohol content and include a drug safety warning. Some U.S. hospitals and clinics require patients to wait two or more hours after treatment with docetaxel before they can be released.

Eagle's Solution

Eagle’s non-alcohol formulation of docetaxel was specifically developed to address the FDA concerns regarding the alcohol content and symptoms of intoxication.

Sales and Marketing

We contracted a third party logistics partner who will store our inventory of Non-Alcohol Docetaxel Injection and will fulfill sales orders and provide detailed real time reporting. Non-Alcohol Docetaxel Injection is being marketed by our commercial organization.

EP-4104 (dantrolene) for Exertional Heat Stroke

EHS is a rare, sudden and unpredictable life-threatening medical condition. It is thought that symptoms and effects are correlated to MH and our research and development efforts suggest dantrolene may be beneficial for treating EHS.

EHS is one of the leading causes of death in athletes, including college and high-school students. EHS is also a leading cause of non-combat death in the military. EHS is a state of extreme hyperthermia (above 104°F) that occurs when heat that is generated by muscular exercise exceeds the body's ability to dissipate it at the same rate. EHS typically affects young, seemingly healthy individuals during exercise and manifests within a few minutes to hours of such activity and is characterized by an increased core body temperature and central nervous system dysfunction including delirium, convulsions, and coma. Predisposing factors to EHS include a lack of heat acclimatization, poor physical fitness, dehydration, recent infection, exercising in warm and humid conditions and concurrent illness. There may also be a genetic component related to those who suffer from MH. The pathogenesis of EHS is multifactorial and complex and not completely understood, but it is believed that a defect in the calcium transport in skeletal muscle sarcoplasmic reticulum is a key component of both EHS and MH. This link suggests that the genetic variant which predisposes patients to MH also puts those patients at an increased susceptibility to EHS.

Limitations of Current EHS Therapies

There are currently no FDA-approved products that treat EHS, and patients continue to die or suffer significant morbidity from the condition. Independent market research commissioned by us suggests that the worldwide peak annual revenue for EHS could exceed $400 million. The current treatment regimen for EHS is not directed at the underlying cause of the disease, but is essentially symptomatic therapy, which in some cases results in mortality or permanent organ damage. Currently, to treat EHS, the standard treatment includes body surface cooling by water immersion or ice packs and support of organ system function with a goal of accelerating the transfer of heat from the skin to the environment. Even if these cooling techniques are properly implemented patients are still subject to risk of brain damage, irreversible organ damage and death.

Eagle's Solution: EP-4104 (dantrolene) for EHS

EP-4104's presentation will be initially similar to Eagle's presentation of Ryanodex® (dantrolene for MH) - a 5mL vial containing 250mg of dantrolene in lyophilized powder form requiring reconstitution. Like Ryanodex®, only one 5mL injection of EP-4104 will be required to initially treat EHS, avoiding the potential need to reconstitute up to 12 or more vials of drug in a short time, as is the treatment for MH when using low concentration formulations of dantrolene. Additionally, because our formulation of EP-4104 could be carried by emergency responders (currently impractical with other dantrolene products due to the large IV volume of up to 720 mL or more that could be required to administer a therapeutic dose), we believe that administering EP-4104 in the field, prior to arriving at the hospital, would be possible. Given that immediate treatment for EHS is crucial for improving outcomes, we believe that our formulation would provide significant benefits over the current standard of care, which may not be readily available in most settings.

EP-4104 Clinical Development and Regulatory Status

EP-4104 has completed a clinical study in human volunteers and we are currently designing a pivotal clinical study to support our NDA submission. Our clinical development plan was discussed with FDA at a Type C meeting in the first quarter of 2015, and we filed an IND submission in July 2015. Additionally, we were granted orphan drug designation for EP-4104 for EHS in September 2012.

In December 2015, we had successful outcomes from the safety and efficacy study which took place in September, 2015 at the Emergency Departments of four hospitals during the Hajj pilgrimage in the Makkah region, Saudi Arabia. Due to the life-threatening, unpredictable and sudden nature of EHS, the study was required to be conducted in an emergency and acute-care medical setting.

In February 2016, the FDA granted Fast Track designation to Ryanodex® for the treatment of EHS. The FDA's Fast Track program facilitates the development and review of drugs intended to treat serious conditions and address an unmet medical need. A drug development program with Fast Track designation is afforded greater access to the FDA for the purpose of expediting the drug's development, review and potential approval to get important new drugs to the patient earlier.

EP-5101 (pemetrexed) for Lung Cancer

Pemetrexed is an IV-administered cancer agent indicated for locally advanced or metastatic non-small cell lung cancer and mesothelioma. We are developing EP-5101 as a ready-to-use/dilute liquid form of pemetrexed that will be available in a 500mg multi-dose vial. We are currently conducting registration batch studies and supporting toxicology studies on EP-5101. Because our product will be available in liquid form, product reconstitution will not be required, making EP-5101 a preferred formulation under the Joint Commission guidelines.

Currently-Marketed Pemetrexed Product

The branded form of pemetrexed is marketed by Lilly Pharmaceuticals as Alimta. Alimta is approved for use to treat non-small cell lung cancer and mesothelioma. The product presentations for Alimta are 100mg and 500mg single use vials containing lyophilized power that must be reconstituted before patient administration. Once mixed, Alimta must be used within 24 hours due to product stability concerns. According to Lilly Pharmaceuticals, worldwide sales of Alimta for the 2015 calendar year were approximately $2.5 billion.

Limitations of Alimta

Alimta, a lyophilized formulation requiring reconstitution, adds time to administration, presents cytotoxic safety issues for healthcare professionals administering the drug and the potential for dosing errors. Because reconstitution of Alimta is generally not performed until the patient has cleared all tests necessary to receive the drug, this process contributes to a significant amount of time spent by such patients in infusion clinics. Additionally, this method of administration limits the number of patients that may be treated on any given day by such clinics. Additionally, as with any oncology drug, cytotoxic vapors released through reconstitution can be potentially harmful to pharmacists, physicians and nurses. Moreover, dosing errors may occur during reconstitution, as incorrect amounts of diluent may be used. As a result, lyophilized formulations are less preferred by the Joint Commission as compared to an RTD product.

Eagle's Solution: EP-5101 (Pemetrexed)

EP-5101 is an RTD liquid formulation of pemetrexed that we are designing as a 500mg multi-dose vial. As an RTD liquid formulation, EP-5101 will not require additional time for reconstitution and will avoid certain safety concerns to healthcare professionals and potential dosing errors during mixing. This allows for a more efficient work flow within the infusion clinic, may result in more patients being seen each day and reduces exposure to the drug's cytotoxic vapors during reconstitution by healthcare providers.

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

EP-5101 (pemetrexed) Development and Regulatory Status

We plan to seek U.S. approval of EP-5101 for use in non-small cell lung cancer and mesothelioma. Registration batches have been produced and we are anticipating a 505(b)(2) NDA submission in late 2016 in the United States.

EP-6101 Kangio™ (bivalirudin) injection, 5 mg/mL for Percutaneous Transluminal Angioplasty

Bivalirudin is a direct thrombin inhibitor, administered as an IV infusion and indicated for use as an anticoagulant during coronary surgical procedures. We are developing Kangio™ injection, 5 mg/mL as a RTU, liquid formulation of bivalirudin in a 250 mL vial that can be administered to patients without having to reconstitute the drug. As a result, Kangio™ injection, 5 mg/mL will be Joint Commission-preferred.

Currently-Marketed Bivalirudin Product

Bivalirudin is marketed by The Medicines Company in the United States under the brand name Angiomax. The approved product's presentation is a vial containing 250 mg of lyophilized powder which requires reconstitution. Worldwide net sales of Angiomax were $212 million in 2015, which represented a decrease from $635 million in 2014 due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015.

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

Eagle's Solution: Kangio™ (bivalirudin) injection, 5 mg/mL

Kangio™ has been developed as a bivalirudin RTU liquid formulation to resolve each of the current limitations of Angiomax identified above. If approved, our product formulation would be available for immediate patient administration with no reconstitution required. This would save time and reduce risks of dosing errors during reconstitution. Additionally, because no mixing of our drug is required, compliance with regulations such as USP 797 can be achieved regardless of the situation in which our drug is required to be administered.

Kangio™ (bivalirudin) injection, 5 mg/mL Development and Regulatory Status

The 505(b)(2) NDA for Kangio™ was accepted by the FDA in July 2015 with a Prescription Drug User Fee Act action date of March 19, 2016.

EP-1101 argatroban for Heparin-Induced Thrombocytopenia

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

Eagle's Solution: EP-1101 Argatroban Injection

EP-1101 our formulation of argatroban is supplied in a single-use vial, containing 50mg of drug in a 50mL aqueous solution, where only 1% of the drug is wasted. EP-1101 is ready to use and the vial label contains a ring sling for convenient IV pole administration. It was approved by the FDA on June 29, 2011, for treatment of HIT in patients.

Additional Products in our Portfolio

We are pursuing several potential products that address broad indications such as oncology, infectious diseases and others. We intend to use our novel and well-developed methods to identify ideal development candidates and to commercialize improved formulations of widely prescribed therapeutics.
In addition to our internal efforts, in January 2016 we entered into an agreement with AMRI to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States.
Under the terms of the agreement, AMRI will develop and initially provide cGMP manufacturing and analytical support for the registration of the new product candidates. We will be responsible for advancing the product candidates through clinical trials and regulatory submissions.
Sales and Marketing

Historically, we have chosen to out-license the commercial rights for products we have developed, such as EP-1101 which launched in the United States in 2011 and is sold by The Medicines Company as argatroban in the United States and Canada under an exclusive license from us. Additionally, in 2013 our management decided to license certain rights to commercialize argatroban in the United States to Sandoz as part of a settlement of a paragraph IV dispute between the parties. Sandoz has developed strong relationships with the pharmaceutical group purchasing organizations and wholesalers, providing stronger commercial terms for argatroban with these important customers.

On February 13, 2015, we entered into the Cephalon License, for U.S. and Canadian rights to our bendamustine rapid infusion product for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

For more information regarding these license agreements see below under "License Agreements".

On November 4, 2015, we entered into the Spectrum Agreement under which the Spectrum 32-person Corporate Accounts Sales Team will dedicate 80% of its time to selling and marketing up to six of our products over a period of at least 18 months. We will pay Spectrum a base fee of $12.8 million over 18 months, and additional payments of up to $9 million if specified targets for annual net sales of our products are met during the initial term of the Spectrum Agreement, for a potential total payment of up to $22 million during the initial term. We may extend the initial term of this agreement by six months to December 31, 2017 at our sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension. As part of the co-promotion agreement and long-term strategy to build an internal commercial team, we will also hire approximately 20 direct sales representatives who will be a part of our independent commercial organization. These representatives will be managed under the Spectrum sales team infrastructure for the duration of the Spectrum Agreement.

Other than with respect to the arrangement with Sandoz and The Medicines Company described below, we will commercialize our product portfolio in the United States with our commercial organization along with our co-promotion partner. Under the Cephalon License, Teva is commercializing EP-3102 Bendeka.

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

We have a highly experienced quality group that works with and regularly inspects or meets with our manufacturers to review the manufacturing process for our products and to provide input on quality issues. We have recognized the risk of such supply chain disruptions and approached the situation through risk management strategies designed to mitigate the effects of such disruptions. These include having our products and product candidates manufactured at more than one site around the world. While this creates additional effort and requires maintaining dialog and traveling to and overseeing production at a number of facilities, we believe our manufacturing risks are better managed by utilizing a range of third party manufacturers at diverse locations. We seek to minimize the risk of catastrophic events that could occur if our products were manufactured in a single location. Currently, with the exception of one site, no contract manufacturer produces more than one product for us. We currently utilize two manufacturing sites in India and four manufacturing site in the United States. We plan to manufacture the additional products in our portfolio at additional sites in the United States.

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

Patents and Patent Applications

We are the exclusive licensee under our license with Lyotropic to a family of patents and applications that relate to low volume formulations of dantrolene, and methods of treatment using dantrolene. There are four issued U.S. patents, and two pending U.S. patent application, along with foreign counterparts that include both issued patents and pending applications. The issued U.S. patents (US 8,110,225, US 7,758,890 and US 8,604,072, US 8,685,460) cover low volume formulations of dantrolene in reconstitutable and in ready to use liquid form. We expect that the issued patents will expire no later than July 1, 2025, and the applications, if issued, will expire no later than June 13, 2022.

We are the sole owner of five issued patents (8,609,707, 9,000,021, 9,034,908, 9,144,568, and 9,265,831) and five pending U.S. patent applications, and multiple corresponding foreign filings for patent applications in a number of jurisdictions covering various formulations and methods of use of bendamustine. We are currently prosecuting these applications, which, if issued, would expire no later than March 15, 2033.

We are the co-owner, with The Medicines Company, of two issued U.S. patents (US 7,713,928 and US 7,803,762) that cover ready to use formulations and methods of treatment of bivalirudin. In addition, we have two pending U.S. applications as well as foreign filings. We expect that our issued patents will expire no later than August 20, 2029.

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

We are the owner of U.S. Patent 8,431,539 expiring July 20, 2031 and covering daptomycin and have one U.S. patent application pending.

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

Under the terms of this Agreement, no further milestone payments are due to SciDose. We are required to make royalty payments based on gross profits of sales of the SciDose Subject Products by us and our affiliates (i) at 15% for Bivalirudin products, as amended in 2015, and at 50% for other SciDose Subject Products that achieve regulatory approval and are commercialized on the basis of a 505(b)(2) application (provided that we are entitled to recoup all of our expenses related to the development of a product commercialized under a 505(b)(2) application prior to splitting the profits we receive from such product), and (ii) at a percentage in the range of 20 to 30 percent with respect to SciDose Subject Products that are commercialized on the basis of an ANDA application. Our royalty obligations continue on a product-by-product basis until the later of ten years after the first commercial sale of each SciDose Subject Product and the expiration of the last valid claim covering such SciDose Subject Product, subject to certain customary reductions in the event that there is no valid patent claim covering the manufacture, use, import or sale of such SciDose Subject Product in a country in the territory. In the event we grant a license to any third party under the patents assigned to us or the intellectual property rights licensed to us with respect to any SciDose Subject Product, we are required to pay to SciDose 100% of all milestone payments we receive with respect to commercialization of any such SciDose Subject Products outside the United States, and a percentage in the range of 45 to 55 percent of any milestone payments we receive with respect to commercialization of any such SciDose Subject Products in the United States.

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

Under the terms of this Agreement no further milestone payments are due to Robert One. We are required to make royalty payments based on gross profits of sales of the Robert One (bendamustine) Subject Products by us and our affiliates in the Territory (i) at 10 percent, as amended in 2015, for bendamustine products and (ii) at a percentage in the range of 45 to 55 percent for products, other than bendamustine products, that achieve regulatory approval and are commercialized on the basis of a 505(b)(2) application (provided that we are entitled to recoup all of our expenses related to the development of a product commercialized under a 505(b)(2) application prior to splitting the profits we receive from such product), and (iii) at a percentage in the range of 20 to 30 percent with respect to products, other than bendamustine products, that are commercialized on the basis of an ANDA application. Our royalty obligations continue on a product-by-product basis until the later of ten years after the first commercial sale of each Robert One (bendamustine) Subject Product and the expiration of the last valid claim covering such Robert One (bendamustine) Subject Product, subject to certain reductions in the event that there is no valid patent claim covering the manufacture, use, import or sale of such Robert One (bendamustine) Subject Product in a country in the territory. In the event we grant a license to any third party under the patents assigned to us or the intellectual property rights licensed to us with respect to any Robert One (bendamustine) Subject Product, we are required to pay to Robert One 100% of all milestone payments we receive with respect to commercialization of any such Robert One (bendamustine) Subject Products outside the United States, and a percentage in the range of 45 to 55 percent of any milestone payments we receive with respect to commercialization of any such Robert One (bendamustine) Subject Products commercialized in the United States.

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

Bendamustine License Agreement

On February 13, 2015, we submitted an NDA to the FDA for EP-3102 Bendeka which was approved by the FDA on December 8, 2015. Also, on February 13, 2015, we entered into the Cephalon License with Cephalon, for U.S. and Canadian rights to EP-3102 Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, we received an upfront cash payment of $30 million, received a $15 million milestone in January 2016 on the FDA approval of EP-3102 Bendeka in December 2015 and are currently eligible to receive up to $65 million in additional milestone payments. In addition, we are entitled to receive royalty payments of 20% of net sales of the product. In connection with the Cephalon License, we have entered into a supply agreement with Cephalon, pursuant to which we will be responsible for supplying product to Cephalon for a specified period.

Cephalon Settlement and License Agreement

In connection with the Cephalon License, on February 13, 2015, we entered into the Cephalon Settlement Agreement with Cephalon, pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which we agreed to enter into a Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with CLL and patients with NHL with EP-3102.

Teikoku License Agreement

On October 13, 2015, we entered into the Teikoku Agreement, whereby Teikoku granted to us a royalty-bearing, exclusive right and license under and to Teikoku's patent rights and know how to make, use, market, commercialize, and offer for sale Non-Alcohol Docetaxel Injection described in NDA 205934. Pursuant to the agreement, and after the FDA’s approval of NDA 205934 which happened on December 22, 2015, Teikoku also assigned NDA 205934 to us. In consideration for the license and assignment, we made an upfront payment to Teikoku upon signing and an additional milestone payment of $4.85 million upon Teikoku’s submission of the NDA transfer letter to the FDA in February 2016. In addition, commencing with the first commercial sale of the product, we will pay to Teikoku a royalty based on the gross margin generated by the product. The royalty owed to Teikoku will be reduced by a double-digit percentage for any sales in a period during which the product is not covered by a valid claim within the Teikoku patent rights.

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

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, marketing, sale and promotion of drug products and medical devices are subject to numerous regulations by various federal, state and local authorities in addition to the FDA including, but not limited to, the U.S. Federal Communications Commission, the U.S. Department of Justice, HHS and its various enforcement divisions, such as CMS, the Office of Inspector General ("OIG"), the Office for Human Research Protections ("OHRP"), and the Office of Research Integrity ("ORI"), state Attorneys General, state Medicaid Fraud Control Units, or MFCUs, and other state and local government agencies. Healthcare laws and regulations that may govern our business include the following.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, including a prescription drug manufacturer, or a party acting on its behalf, from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for the purchase, recommendation, leasing, ordering or furnishing of a good, facility, item, or service, for which payment may be made in whole or in part under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted broadly to apply to, among other things, arrangements between pharmaceutical manufacturers, on one hand, and prescribers, purchasers, and formulary managers, on the other. The term "remuneration" expressly includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability in all cases. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), among other things, amended the intent standard under the federal Anti-Kickback Statute to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA also provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below). Further, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state laws may be broader in scope in that some of these state laws extend to all payors and may not contain safe harbors.

Federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval by the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. The "qui tam" provisions of the federal civil False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and potentially to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the federal civil False Claims Act. Many of these state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government. There are many potential bases for liability under the federal civil False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, and improper promotion of off-label uses not expressly approved by the FDA in a drug's label. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. Additionally, the civil monetary penalties statute, among other things, imposes fines against any person or entity that is determined to have presented or caused to be presented claims to a federal healthcare program that the person or entity knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance.

Also, the Health Insurance Portability and Accountability Act of 1996 ("HIPPAA") created several additional federal criminal statutes that prohibit healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, ACA amended certain of these federal criminal statutes to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA and its implementing regulations established uniform standards for certain "covered entities," which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which expanded certain of HIPAA's privacy and security standards. Among other things, HITECH makes HIPAA's security standards and certain privacy standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

Additionally, federal transparency laws, including the federal Physician Payments Sunshine Act created under Section 6002 of the ACA and its implementing regulations require that certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to CMS information related to "payments or other transfers of value" made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Additionally, applicable manufacturers and applicable group purchasing organizations are required to report annually to the CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members.

There are also an increasing number of analogous state laws that require manufacturers to file reports with states on pricing and marketing information, such as tracking and reporting of gifts, compensations, other remuneration and items of value provided to health care professionals and health care entities. Many of these laws contain ambiguities as to what is required to comply with the laws. Several states have also enacted legislation requiring pharmaceutical companies to, among other things, establish and implement commercial compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives. Certain state laws also regulate manufacturers' use of identifiable data. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, the U.S.

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

Also, third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Further, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. The cost of pharmaceuticals and medical devices continues to generate substantial governmental and third-party payor scrutiny. We expect that the pharmaceutical industry will experience continued pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative and administrative proposals. Our results of operations and business could be adversely affected by current and future third-party payor policies as well as healthcare legislative and administrative reforms.

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

Healthcare Reform

In the United States and foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that will likely affect our future operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs, improve access, and improve quality.

By way of example, in March 2010, the ACA was passed, which is significantly changing health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry include, among others, the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

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

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level thereby potentially increasing manufacturers' Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•
expansion of healthcare fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
new requirements under the federal Physician Payments Sunshine Act for manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members; and,

•	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities.

We are still unsure of the full impact that the ACA will have on our business. There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect that there will be additional challenges and amendments in the future.

Other healthcare legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. Any additional healthcare reform measures could further constrain our business and/or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product portfolio or additional pricing pressures.

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

Employees

As of December 31, 2015, we had a total of 41 full-time employees in the United States, two part-time employees in the United States, and two full-time consultants in India. Of these 41 full-time employees, twelve were in research and development, eleven were in regulatory affairs and quality control compliance, three were in sales and marketing, seven were in administration and eight were in finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Risks Related to Our Financial Condition and Need for Additional Capital
We have a history of operating losses and have only recently achieved profitability. If we cannot sustain profitability, our business, prospects, operating results and financial condition would be materially harmed.
To date, we have focused primarily on developing a broad product portfolio and have obtained regulatory approval for five products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. Although we had net income of $2.6 million for the year ended December 31, 2015, we have incurred significant net losses prior to 2015, of, $(5.5) million, for the three months ended December 31, 2014, and $(18.0) million and $(6.0) million for the years ended September 30, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $(107.1) million.
We have devoted most of our financial resources to product development, and may not generate significant revenue from sales of our product candidates in the near-term, if ever. To date, only EP-1101, diclofenac-misoprostol, Ryanodex, Non-Alcohol Docetaxel Injection and EP-3102 Bendeka have been commercialized.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our expenses, but we expect to continue to incur substantial expenses, which we expect to increase as we expand our development activities and product portfolio. As a result of the foregoing, we may incur losses and negative cash flows in the future. We believe that our existing cash and cash equivalents, together with interest thereon, is sufficient to fund our operations for a minimum of twelve months.
If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, both internally and through our joint development agreement with AMRI.
Regardless of our expectations as to how long our net proceeds from our initial public offering and subsequent offering will fund our operations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our product commercialization or development efforts could encounter technical or other difficulties that could increase our development costs more than we expect. In any event, we may require additional capital prior to obtaining regulatory approval for, or commercializing, any additional product candidates.
In addition, attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize additional product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates;

•	seek corporate partners for our products and product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•	relinquish or license on unfavorable terms, our rights to technologies or products, or to product candidates that we otherwise would seek to develop or commercialize ourselves; or

•	significantly curtail, or cease, operations.
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

Risks Related to Regulatory Approval

We cannot give any assurance that we will receive regulatory approval for our product candidates, which is necessary before they can be commercialized.
Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. For example, in August 2009, we submitted our product EP-2101 (topotecan) for approval in the United States under the 505(b)(2) regulatory pathway, referencing the brand product, Hycamtin. Ultimately, the FDA determined that it could not approve the application as submitted due to the amount of active drug per vial in our product and the potential for unintentional overdose. Based on the FDA's feedback and our determination that the market for topotecan had become overly competitive with multiple players, we decided not to continue to pursue product approval and we do not currently have plans to commercialize EP-2101 (topotecan).

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
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. To date, we have obtained regulatory approval for five products, and we have three product candidates in advanced stages of development and other exploratory candidates under a collaborative agreement entered into in January 2016. However, it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval in the United States or other jurisdictions.
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
We have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval. For example, we obtained FDA approval for our product EP-1101 using the 505(b)(2) regulatory pathway, but, after discussions with the FDA, we decided not to continue pursuing FDA approval of our product EP-2101 (topotecan). The FDA determined that it could not approve the application as submitted due to the amount of active drug per vial in our product and the potential for unintentional overdose. Based on the FDA's feedback and our determination that the market for topotecan had become overly competitive with multiple players, we decided not to continue to pursue product approval and we do not currently have plans to commercialize EP-2101 (topotecan). If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.
An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidates.
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
Under the Hatch-Waxman Act, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner's receipt of notice triggers a one-time, automatic, 30-month stay of the FDA's ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in the favor of the paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the branded reference drug, which could be time-consuming and could substantially delay our achievement of regulatory approvals for such product candidates. The FDA may also reject our future 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which would require us to provide extensive data to establish safety and effectiveness of the drug for the proposed use and could cause delay and be considerably more expensive and time-consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.
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
Even after a product is approved, we remain subject to ongoing FDA and other regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product's approval may contain requirements for potentially costly post-approval studies and surveillance to monitor the safety and efficacy of the product, or the imposition of a REMS program.
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
We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates (1) the laws of the United States FDA and similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulatory bodies; (2) health care laws and regulations, including fraud and abuse laws of the United States and similar foreign fraudulent misconduct laws; and (3) laws requiring the reporting of financial information or data accurately. Specifically, the promotion, sales and marketing of health care items and services, as well as certain business arrangements in the health care industry are subject to extensive laws designed to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter employee and other third-party misconduct. The precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Any relationships with health care professionals, principal investigators, consultants, customers (actual and potential) and third party payors, in addition to our general business operations, are and will continue to be subject, directly or indirectly, to federal and state health care fraud and abuse laws, marketing expenditure tracking and disclosure, or sunshine laws, government price reporting and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, including, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.
Our business operations and activities may be directly, or indirectly, subject to various federal, state and local fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In addition, we may be subject to patient data privacy and security regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business, as well as transparency requirements. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which prohibit and impose penalties for, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government including Medicare, Medicaid or certain other governmental health care programs that are false or fraudulent or knowingly making or causing to be made a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to health care matters;

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

•
the federal Physician Payments Sunshine Act, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services' Centers for Medicare & Medicare Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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
Efforts to ensure that our business arrangements will comply with applicable health care laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, imprisonment, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
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
Guidelines and recommendations published by government agencies can reduce the use of our products and product candidates.
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
If we are unable to establish sales and marketing capabilities or if our commercial partners do not adequately perform, the commercial opportunity for our products may be diminished.

Although we intend to establish a commercial organization to promote certain of our approved products in the United States, we currently have limited experience, and the cost of establishing and maintaining such an organization may exceed the benefit of doing so. We have very limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team.

On November 4, 2015, we entered into the Spectrum Agreement under which the Spectrum 32-person Corporate Accounts Sales Team will dedicate 80% of its time to selling and marketing up to six of our products over a period of at least 18 months. We, Spectrum and any other commercialization partner we engage may not be able to attract, hire, train and retain qualified sales and sales management personnel in the future. If we or they are not successful in maintaining an effective number of qualified sales personnel, our ability to effectively market and promote our products may be impaired. Even if we or Spectrum are able to effectively build and maintain such sales personnel, such efforts may not be successful in commercializing our products.

The efforts of our partners in many instances are likely to be outside our control. If we are unable to maintain our commercial partnerships or to effectively establish alternative arrangements for our products, our business could be adversely affected. In addition, despite our arrangement with Spectrum, we still may not be able to cover all of the prescribing physicians for our products at the same level of reach and frequency as our competitors, and we ultimately may need to further expand our selling efforts in order to effectively compete.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
We may enter into agreements with third parties to market our products, outside the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

If we are unable to differentiate our products or product candidates from branded reference drugs or existing generic therapies for the similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the ability to successfully commercialize our product candidates would be adversely affected.
Our strategy is to have our drugs enter the market no later than the first generic to the applicable branded reference drug. We expect to compete against branded reference drugs and to compete with their generic counterparts that will be sold for a lower price. Although we believe that our products and product candidates will be clinically differentiated from branded reference drugs and their generic counterparts, if any, it is possible that such differentiation will not impact our market position. If we are unable to achieve significant differentiation for our products or product candidates against other drugs, the opportunity for our products and product candidates to achieve premium pricing and be commercialized successfully would be adversely affected.
In addition to existing branded reference drugs and the related generic products, the FDA or other applicable regulatory authorities may approve generic products that compete directly with our products or product candidates, if approved. Once an NDA, including a 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as our products or product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our products or product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents of our products or product candidates would materially adversely impact our ability to successfully commercialize our product candidates or negatively impact our ability to gain market acceptance and market share for our products.
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of our competitors both in the United States and internationally, include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, EP-1101 is currently marketed in the United States by, among others, GlaxoSmithKline, or GSK, and West-Ward Pharmaceuticals, or West-Ward.
Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than our products or any product candidate that we are currently developing or that we may develop. In addition, our competitors may file citizens' petitions with the FDA in an attempt to persuade the FDA that our products, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).
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
If our competitors market products that are more effective, safer or less expensive than our products or product candidates, or that reach the market sooner than our product candidates, we may enter the market too late in the cycle and may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because we have limited research and development capabilities, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies, products or product candidates obsolete, less competitive or not economical.
We could incur substantial costs and disruption to our business and delays in the launch of our product candidates if our competitors and/or collaborators bring legal actions against us, which could harm our business and operating results.
We cannot predict whether our competitors or potential competitors, some of whom we collaborate with, may bring legal actions against us based on our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, claiming, among other things, infringement of their intellectual property rights, breach of contract or other legal theories. If we are forced to defend any such lawsuits, whether they are with or without merit or are ultimately determined in our favor, we may face costly litigation and diversion of technical and management personnel. These lawsuits could hinder our ability to enter the market early with our product candidates and thereby hinder our ability to influence usage patterns when fewer, if any, of our potential competitors have entered such market, which could adversely impact our potential revenue from such product candidates or negatively impact our ability to gain market acceptance and market share for our products.
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
In addition, the market for our products and our product candidates will depend significantly on access to third party payors' drug formularies, or lists of medications for which third party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.
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
Recently enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain for our products.
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
For example, in March 2010, the ACA was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical industry are the following:

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

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers' Medicaid rebate liability;

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

•
expansion of health care fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statute changes, new government investigative powers and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products; and

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
While the United States Supreme Court has previously upheld the constitutionality of certain elements of the ACA, we expect additional challenges and amendments to the ACA will continue in the future. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, under the recently enacted Drug Supply Chain Security Act, certain drug manufacturers will be subject to product identification, tracing and verification requirements, among others,  that are designed to improve the detection and removal of counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain.  These requirements will be phased in over several years and compliance with this new law will likely increase the costs of the manufacture and distribution of drug products, which could have an adverse effect on our financial condition. The full impact of these new laws, as well as laws and other reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. The full impact of these new laws, as well as laws and other reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.
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

On February 13, 2015, we entered into the Cephalon agreement, with Cephalon for U.S. and Canadian rights to EP-3102 Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon agreement, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

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

•
Cephalon currently markets a competitive bendamustine product, Treanda®, in the United States. In addition, it is possible that Cephalon may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that they license from us;

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
We rely on third parties to manufacture commercial supplies of our products and clinical supplies of our product candidates, and we intend to rely on third parties to manufacture commercial supplies of any other approved products. The commercialization of any of our products could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.
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
More generally, manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to make product candidates available for clinical trials and development purposes or to further commercialize our products or product candidates in the United States would be jeopardized. Any delay or interruption in our ability to meet commercial demand may result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for approved products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. Regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
The occurrence of any of these factors could have a material adverse effect on our business, results of operations, financial condition and prospects.
The design, development, manufacture, supply, and distribution of our products and product candidates is highly regulated and technically complex.
All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our products and product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP and equivalent foreign standards. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products or product candidates that may not be detectable in final product testing. The development, manufacture, supply, and distribution of our products, as well as our other product candidates, is highly regulated and technically complex. We, along with our third-party providers, must comply with all applicable regulatory requirements of the FDA and foreign authorities.
We, or our contract manufacturers, must supply all necessary documentation in support of our regulatory filings for our products and product candidates on a timely basis and must adhere to the FDA's good laboratory practices, or GLP, and cGMP regulations enforced by the FDA through its facilities inspection program, and the equivalent standards of the regulatory authorities in other countries. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities in any country may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.
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
We rely on limited sources of supply for our products and product candidates, and any disruption in the chain of supply may impact production and sales of our products and cause delay in developing and commercializing our product candidates.
We currently have relationships with only one third party for the manufacture of each of our most advanced products and product candidates. Because of the unique equipment and process for manufacturing our products transferring manufacturing activities to an alternate supplier would be a time-consuming and costly endeavor, and there are only a limited number of manufacturers that we believe are capable of performing this function for us. Switching finished drug suppliers may involve substantial cost and could result in a delay in our desired clinical and commercial timelines. If any of these single-source manufacturers breaches or terminates their agreements with us, we would need to identify an alternative source for the manufacture and supply of product candidates to us for the purposes of our development and commercialization of the applicable products. Identifying an appropriately qualified source of alternative supply for any one or more of these product candidates could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates, which could harm our financial position and commercial potential for our products. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if we appoint a new manufacturer for supply of our product candidates that differs from the manufacturer used for clinical development of such product candidates. For our other product candidates, we expect that only one supplier will initially be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply.
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
Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we are exploring collaborations with third parties outside of the United States that have more resources and experience. We may, however, be unable to advance the development of our products and product candidates in territories outside of the United States, which may limit the market potential for this product candidate.
In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. We have entered into collaboration and promotion agreements with third parties, such as the Spectrum Agreement and the agreement with AMRI, but there is no assurance these arrangements will be successful. If we are unable to enter into any future development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/

or effectively market and sell future approved products, if any, in all of the territories outside of the United States where it may otherwise be valuable to do so.
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
On February 13, 2015, we entered into the Cephalon Agreement, with Cephalon for U.S. and Canadian rights to EP-3102 Bendeka for treatment of patients with CLL and patients with NHL and on November 4, 2015, we entered into the Spectrum Agreement under which the Spectrum 32-person Corporate Accounts Sales Team will dedicate 80% of its time to selling and marketing up to six of our products over a period of at least 18 months. If we are able to establish additional collaboration arrangements, any such collaborations, in addition to the collaborations with Cephalon and Spectrum, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third party for development and commercialization of a product or product candidate, including Cephalon and Spectrum, we can expect to relinquish some or all of the control over the future success of that product or product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

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
We are highly dependent on the principal members of our executive team, which includes Scott Tarriff, our Chief Executive Officer, David E. Riggs, our Chief Financial Officer, Adrian Hepner, M.D., PhD., our Chief Medical Officer and Steven Krill, Ph.D., our Chief Scientific Officer. The loss of these executives' services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are "at will" employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of December 31, 2015 we had a total of 41 full-time and two part-time employees in the United States and two full-time consultants in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell our products and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.
The use of our product candidates in clinical trials (if any), and the sale of our products and any product candidates for which we obtain marketing approval, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products, other approved future products and our product candidates. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical study participants;

•	costs due to related litigation;

•	distraction of management's attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our products and our product candidates, if approved for commercial sale.
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
Business interruptions could delay us in the process of developing our product candidates and could disrupt our sales of any products we may sell.
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
In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug development and reformulation processes that involve proprietary know-how, information or technology that is not covered by patents. For example, we maintain trade secrets with respect to certain of the formulation and manufacturing techniques related to our products and our product candidates. Although we generally require all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA's disclosure policies may change in the future, if at all.
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
In addition to paragraph IV litigation noted above, third-party owners of patents may generally assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and/or our product candidates. Because patent applications can take many years to issue, there may be currently pending or subsequently filed patent applications which may later result in issued patents that may be infringed by our products or product candidates. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our product candidates, including the formulation, method of use, any method or process involved in the manufacture of any of our product candidates, any molecules or intermediates formed during such manufacturing process or any other attribute of the final product itself, the holders of any such patents may be able to block our ability to commercialize our product candidates unless we obtain a license under the applicable patents, or until such patents expire. In either case, such a license may not be available on commercially reasonable terms or at all.
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
The patents and the patent applications that we have covering our products are limited to specific formulations, methods of use and processes, and our market opportunity for our products and our product candidates may be limited by the lack of patent protection for the active ingredients and by competition from other formulations and delivery methods that may be developed by competitors.
Patent protection on the active ingredients in our currently marketed products (Ryanodex, EP-3102 Bendeka, EP-1101 and Non-Alcohol Docetaxel Injection) has expired, and there is therefore no composition of matter patent protection available for the active ingredient in argatroban. This is also the case with respect to our other product candidates. We have obtained, and continue to seek to obtain patent protection of other aspects of our products and our product candidates, including specific formulations, methods of use and processes, which may not be as effective as composition of matter coverage in preventing work-arounds by competitors. As a result, generic products that do not infringe the claims of our issued patents covering formulations, methods of use and processes are, or may be, available while we are marketing our products. Competitors who obtain the requisite regulatory approval will be able to commercialize products with the same active ingredients as Ryanodex, EP-3102 Bendeka, EP-1101 and Non-Alcohol Docetaxel Injection and our other product candidates so long as the competitors do not infringe any process, use or formulation patents that we have developed for our products, subject to any regulatory exclusivity we may be able to obtain for our products.
The number of patents and patent applications covering products containing the same active ingredient as our products and our product candidates indicates that competitors have sought to develop and may seek to commercialize competing formulations that may not be covered by our patents and patent applications. The commercial opportunity for our products and our product candidates could be significantly harmed if competitors are able to develop and commercialize alternative formulations of our products and our product candidates that are different from ours and do not infringe our issued patents covering our products.
Ryanodex® (dantrolene sodium), EP-1101 (argatroban), EP-3102 (rapidly infused bendamustine RTD) and docetaxel injection, non-alcohol formulation have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. Once our products are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Ryanodex, EP-1101, EP-3102 Bendeka and Non-Alcohol Docetaxel Injection have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. One or more third parties may also challenge the patents that we control covering our products in court or the US PTO, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products or product candidates. Such a loss of patent protection could have a material adverse impact on our business.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors that control the prosecution and maintenance of our licensed patents fail to maintain the patents and patent applications covering our products and product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.
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
We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our products or product candidates and companion diagnostic. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make compounds that are similar to our products or product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•	we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;

•	issued patents that we own or have exclusively licensed may be held invalid or unenforceable as a result of legal challenges by our competitors;

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
Our initial public offering was completed in February 2014 at a public offering price of $15.00 per share. The trading price of our common stock has fluctuated significantly in the past and is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that NDA;

•	failure to successfully execute our commercialization strategy with respect to our approved products or any other approved product in the future;

•	adverse results or delays in clinical trials, if any;

•	significant lawsuits, including patent or stockholder litigation;

•	inability to obtain additional funding;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our product candidates;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	unanticipated serious safety concerns related to the use of our products or any of our product candidates;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
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
As of December 31, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 74.7% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
As of February 10, 2016 we had 15,636,387 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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
Pursuant to our 2014 Equity Incentive Plan, or the 2014 plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 plan will automatically increase each year by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 plan each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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
We have broad discretion in the use of the net proceeds from our recently completed initial public offering and follow-on offering and may not use them effectively.
Our management has broad discretion in the application of the net proceeds from our recently completed initial public offering and follow-on offering. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015 we conducted all of our non-outsourced operations at our 20,497 square foot leased office space located at 50 Tice Boulevard, Woodcliff Lake, NJ 07677. The term of the lease is for 60 months, expiring on June 30, 2020. Prior to May 31, 2013 we were located at 470 Chestnut Ridge Road, Woodcliff Lake, NJ 07677 since September 2007.

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
On February 13, 2015, the Company entered into the Cephalon License with Cephalon for U.S. and Canadian rights to the EP-3102 Bendeka for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma.

In connection with the entry into the Cephalon License, on February 13, 2015, the Company and Cephalon entered into the Cephalon Settlement Agreement pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, and Cephalon filed a consent judgment between Cephalon and Eagle acknowledging the validity and enforceability of the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma with EP-3102.

The Medicines Company
In February 2016, The Medicines Company (“MDCO”) filed a complaint against us, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (the “Bivalirudin Product”). The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO. In the lawsuit, MDCO alleges that we violated the terms of the LDA by, inter alia, developing the Bivalirudin Product, and that our Bivalirudin Product infringes two patents that are jointly-owned by us and MDCO and violates an exclusive license that MDCO claims exists under the LDA. We dispute the allegations and believe we have meritorious defenses to all of MDCO’s allegations.

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

	High	Low
Year Ended December 31, 2015
12/31/15	$102.48	$55.55
9/30/15	$104.17	$58.15
6/30/15	$92.12	$46.47
3/31/15	$48.87	$14.89
12/31/14	$16.00	$10.81
Year Ended September 30, 2014
9/30/14	$14.75	$10.06
6/30/14	$14.50	$9.16
3/31/14 (from February 12, 2014)	$16.44	$11.41

As of February 10, 2016, we had 4 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price of our common stock on February 9, 2016 was $52.36.
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

The following graph shows a comparison from February 12, 2014 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2015 of the cumulative total return for our common stock, and the NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph assumes that $100 was invested at the market close on February 12, 2014 in the common stock of Eagle Pharmaceuticals, Inc, the NASDAQ Composite Index and The NASDAQ Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company / Index	02/12/14	03/31/14	06/30/14	09/30/14	12/31/14	03/31/15	06/30/15	09/30/15	12/31/15
Eagle Pharmaceuticals, Inc	$100	$99	$112	$99	$138	$327	$630	$577	$691
NASDAQ Composite	$100	$100	$105	$107	$113	$117	$119	$110	$119
NASDAQ Biotechnology	$100	$92	$99	$106	$119	$134	$144	$118	$132
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
None
(b) Use of Proceeds
On February 18, 2014, we closed our initial public offering whereby we sold 3,350,000 shares of common stock, at a public offering price of $15.00 per share, before underwriting discounts and expenses. On March 18, 2014, the underwriters Piper Jaffray & Co. and William Blair & Company, L.L.C., acting as representatives of each of the underwriters, exercised an over-allotment option granted in connection with the offering of 100,000 shares of common stock at the initial public offering price, less the underwriter discount. The aggregate net proceeds received by us from the offering were approximately $46.1 million.

On March 20, 2015, we completed an underwritten public offering (the "Follow-on Offering") of 1,518,317 shares of common stock, including the exercise by the underwriters Piper Jaffray & Co. and William Blair & Company, L.L.C., acting as representatives of each of the underwriters, of a 30-day option to purchase an additional 198,041 shares of common stock. Of the shares sold, 1,388,517 shares were issued and offered by the Company and 129,800 shares were offered by certain selling stockholders. All of the shares were offered at a price to the public of $42.00 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $54.3 million. We did not receive any proceeds from the shares sold by the selling stockholders. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on March 13, 2015.
We invested the net proceeds received from the above offerings in cash equivalents and other short-term investments in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
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
The statement of operations data for the years ended December 31, 2015, September 30, 2014, 2013, 2012, and 2011, and the three months ended December 31, 2014 and 2013, respectively, and the balance sheet data as of December 31, 2015 and 2014 and September 30, 2014, 2013, 2012 and 2011 are derived from our financial statements. All previously reported share and per share amounts of our common stock, including shares of common stock underlying stock options and warrants, throughout this Annual Report have been retroactively adjusted to reflect our 1-for-6.41 reverse stock split of our shares of common stock effective on February 18, 2014. Our audited financial statements have been prepared in U.S. dollars in accordance with U.S. GAAP.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Year Ended December 31,	Three Months Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
Statement of Operations Data:	2015	2014	2013	2014	2013	2012	2011
	(in thousands except share and per share amounts)
Total revenues	$66,227	$5,600	$5,492	$19,099	$13,679	$2,539	$9,526
Cost of Revenue	15,647	4,489	4,624	11,714	7,381	3,166	1,819
Research and Development	27,855	3,986	2,589	16,816	9,795	12,805	4,991
Selling, General and administrative	20,165	3,690	1,344	9,326	4,958	6,399	8,243
Income/(loss) from Operations	2,560	(6,565)	(3,065)	(18,757)	(8,455)	(19,831)	(5,527)
Net income (loss) attributable to common stockholders	2,571	(5,506)	(4,387)	(19,643)	(9,885)	(23,316)	(5,150)
Income (loss) per share attributable to common stockholders- basic	$0.17	$(0.39)	$(1.44)	$(1.97)	$(3.25)	$(14.11)	$(3.03)
Income (loss) per share attributable to common stockholders- diluted	$0.16	$(0.39)	$(1.44)	$(1.97)	$(3.25)	$(14.11)	$(3.03)
Weighted average common shares outstanding- basic	15,250,154	14,032,828	3,048,131	9,955,937	3,044,308	1,652,904	1,701,404
Weighted average common shares outstanding- diluted	16,253,781	14,032,828	3,048,131	9,955,937	3,044,308	1,652,904	1,701,404

	December 31,		September 30,
Balance Sheet Data:	2015	2014	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$79,083	$34,869	$22,722	$10,456	$5,067	$12,600
Short-term investments	—	—	19,999	—	1,500	—
Accounts receivable	26,267	11,956	7,296	5,124	1,581	260
Inventories	15,042	1,242	1,294	—	87	1,139
Total assets	124,605	50,094	53,411	18,103	9,438	15,562
Accounts payable	3,857	3,501	4,059	1,192	1,444	1,538
Accrued expenses	24,405	12,165	9,671	3,130	1,340	1,755
Deferred revenue	6,000	6,520	6,585	10,020	9,500	6,000
Total stockholders' equity	$90,343	$27,908	$33,096	$87,929	$(93,434)	$(71,175)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, “Business” and Item 8, “Financial Statements and Supplementary Data.” For information on risks and uncertainties related to our business that may make past performance not indicative of future

Table of Contents

results, or cause actual results to differ materially from any forward-looking statements, see “Special Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors.”
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
Our product portfolio now includes five approved products: EP-1101 (argatroban) (“EP-1101”), Ryanodex® (dantrolene sodium) (“Ryanodex”), docetaxel injection, non-alcohol formulation (“Non-Alcohol Docetaxel Injection”), diclofenac-misoprostol, and EP-3102 (rapidly infused bendamustine RTD) (“EP-3102 Bendeka”). We have three commercial partners: Teva, who markets EP-3102 Bendeka and The Medicines Company (“MDCO”) and Sandoz Inc. (“Sandoz”), who pursuant to separate agreements market EP-1101. Our recently approved EP-3102 Bendeka was commercially launched by Teva in January 2016.

We intend to market and commercialize our products through our recent co-promotion agreement with Spectrum while continuing to grow our commercial organization.
We currently have four product candidates in advanced stages of development, and/or under review for approval by the FDA. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. ("AMRI"). Our four advanced candidates are EP-6101 Kangio™ ready-to-use ("RTU") bivalirudin, currently under review for approval by the FDA, EP-4104 (dantrolene sodium) (“EP-4104”) for exertional heat stroke ("EHS"), and EP-5101 (pemetrexed) (“EP-5101”). Our leading near-term product candidate is Kangio™, a patented liquid intravenous form of Angiomax for percutaneous transluminal angioplasty. EP-3101 is tentatively approved and we may begin commercializing in May 2016. Both EP-5101 and the potential label expansion of Ryanodex into EHS may address unmet medical needs in major specialty markets.

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
On March 14, 2014 we received FDA approval of our Abbreviated New Drug Application for diclofenac-misoprostol tablets. In May 2014, we submitted additional data to the FDA with respect to manufacturing procedures of the product and final approval was achieved in June 2014.
On July 2, 2014, we were granted tentative approval for EP-3101 (bendamustine RTD) (“EP-3101 RTD”). Due to orphan drug exclusivity held by Cephalon, the tentative approval received in July 2014 may not convert to final approval until May 2016, unless, we are able to demonstrate at an earlier date that our bendamustine product, which has been granted orphan drug designation by the FDA, is clinically superior to Cephalon’s currently-marketed formulation. We believe that bendamustine represents a domestic market opportunity of over $700 million. The EP-3101 RTD NDA was filed with the FDA on September 6, 2013.
On July 22, 2014 we received FDA approval for Ryanodex for injectable suspension indicated for the treatment of malignant hyperthermia ("MH"), for which an NDA was filed with the FDA on January 17, 2014. We launched in August 2014 and incurred expenses associated with marketing and other launch efforts.
On August 8, 2014, we settled the lawsuit with Hikma related to the APA (See Note 10 “Asset Sales”). Pursuant to the terms of the settlement we will retain ownership of diclofenac-misoprostol including the rights to launch and commercialize the product and we will pay to Hikma a percentage of Net Profits after recovery of certain expenses.
On August 29, 2014, we successfully executed the product launch of Ryanodex. We contracted a third party logistics partner who stores our inventory, fulfills sales orders and provides detailed real time reporting. Additionally, we contracted with a third party sales force comprised of 20 representatives who are focusing their promotional activities on important stakeholders within the hospital setting. To compliment these efforts, we have also engaged group purchasing organizations and wholesalers in contracting discussions.

In November 2014 we received positive results from the clinical trial with EP-3102 Bendeka, in which the dose was delivered in a 50mL admixture in ten minutes versus a 500mL admixture in the 60-minute infusion required for Treanda® (bendamustine HCl). In this study, EP-3102 Bendeka was found to be bioequivalent to Treanda®, which was the primary endpoint of the study. The incidence and profile of adverse events, both infusion-related and general, for EP-3102 Bendeka was comparable to Treanda®. This is particularly important because EP-3102 Bendeka delivers the same amount of active ingredient as Treanda® but with a lower admixture volume, which enables our product to be administered more quickly.
On January 20, 2015, our board of directors authorized a change in our fiscal year end from September 30, 2014 to December 31, 2014.  The change was intended to better align our fiscal year with the business cycles of other specialty pharmaceutical companies. As a result of the change in fiscal year, our 2015 fiscal year began on January 1, 2015 and ended on December 31, 2015.

On February 13, 2015, we submitted an NDA to the FDA for EP-3102 Bendeka which was approved by the FDA on December 8, 2015. Also, on February 13, 2015, we entered into the Cephalon License with Cephalon, Inc. for U.S. and Canadian rights to EP-3102 Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, we received an upfront cash payment of $30 million, received a $15 million milestone in January 2016, related to the FDA approval of EP-3102 Bendeka in December 2015 and are currently eligible to receive up to $65 million in additional milestone payments. In addition, we are entitled to receive royalty payments of 20% of net sales of the product. In connection with the Cephalon License, we have entered into a supply agreement with Cephalon, pursuant to which we will be responsible for supplying product to Cephalon for a specified period.

In connection with the Cephalon License, on February 13, 2015, we entered into the Cephalon Settlement Agreement with Cephalon, pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which we agreed to enter into a Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with CLL and patients with NHL with EP-3102 Bendeka.

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

On April 7, 2015 and May 19, 2015, the United States Patent and Trademark Office (“USPTO”) granted us Patents No. 9,000,021 and No. 9,034,908 for our rapid infusion bendamustine, for treating patients requiring restricted fluid and/or sodium intake. These patents extend to March 2033.

On May 20, 2015, we submitted an NDA to the FDA for our ready-to-use Bivalirudin product which was accepted for filing by the FDA. The FDA action date for this NDA is March 19, 2016.

On September 29, 2015, the USPTO granted us Patent No. 9,144,568, which pertains to the use of EP-3102 Bendeka. The patent extends to March 2033.

On October 13, 2015, we entered into the Teikoku Agreement, whereby Teikoku granted to us a royalty-bearing, exclusive right and license under and to Teikoku's patent rights and know how to make, use,  market, commercialize, and offer for sale Non-Alcohol Docetaxel Injection described in NDA 205934. Pursuant to the agreement, and after the FDA’s approval of NDA 205934 which happened on December 22, 2015, Teikoku also assigned NDA 205934 to us. In consideration for the license and assignment, we made an upfront payment to Teikoku upon signing and an additional milestone payment of $4.85 million upon Teikoku’s submission of the NDA transfer letter to the FDA in February 2016. In addition, commencing with the first commercial sale of the product, we will pay to Teikoku a royalty based on the gross margin generated by the product. The royalty owed to Teikoku will be reduced by a double-digit percentage for any sales in a period during which the product is not covered by a valid claim within the Teikoku patent rights.

On November 4, 2015, we entered into the Spectrum Agreement under which the Spectrum 32-person Corporate Accounts Sales Team will dedicate 80% of its time to selling and marketing up to six of the Company's products over a period of at least 18 months. The Company will pay Spectrum a base fee of $12.8 million over 18 months, and additional payments of up to $9 million if specified targets for annual net sales of our products are met during the initial term of the Spectrum Agreement, for a potential total payment of up to $22 million during the initial term. We may extend the initial term of this agreement by six months to December 31, 2017 at our sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension.
As part of the Spectrum Agreement and long-term strategy to build an internal commercial team, we will also hire approximately 20 direct sales representatives that will be a part of our independent commercial organization. These representatives will be managed under the Spectrum sales team infrastructure for the duration of the Spectrum Agreement.
On January 11, 2016, we entered into an agreement with AMRI to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States. Under the terms of the agreement, AMRI will develop and initially provide cGMP manufacturing and analytical support for the registration of the new product candidates. We will be responsible for advancing the product candidates through clinical trials and regulatory submissions.

Financial Operations Overview
Revenue
Revenue includes product sales, royalty income and license and other income. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and year to year.
We recognize revenues from product sales of Ryanodex, EP-1101 and diclofenac-misoprostol. Ryanodex and diclofenac-misoprostol, launched in January 2015, are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner and EP-1101 is sold directly to our commercial partners. Sales to our commercial partners are typically made at little or no profit for resale. We expect that our 2016 product sales will also include EP-3102 Bendeka and Non-Alcohol Docetaxel Injection, both launched in January 2016.
Royalty Income. We recognize revenue from royalties based on our commercial partners' net sales of EP-1101, typically calculated as a percentage of the net selling price, which is net of discounts, returns and allowances incurred by our commercial partners. Royalty income is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. We expect that our 2016 royalty income to include royalties on sales of EP-3102 Bendeka from Teva.
License and other income. We recognize license revenue from Teva related to Bendeka. Other income resulted from FDA approval of diclofenac-misoprostol related to the asset sale agreement with Hikma Pharmaceuticals.
Our revenues may either be in the form of the recognition of deferred revenues upon milestone achievement for which cash has already been received or recognition of revenue upon milestone achievement, the payment for which is reasonably assured to be received in the future.
Currently, our product sales are from EP-1101, Ryanodex and diclofenac-misoprostol, and royalty income is derived from the sale of EP-1101to, and the resale by, two commercial partners, Sandoz and MDCO. The primary factors that determine our revenues derived from EP-1101 are:

•	the level of orders submitted by our commercial partners, Sandoz and MDCO;

•	the level of orders submitted by our commercial partners, Sandoz and The Medicines Company;

•	the level of institutional demand for EP-1101;

•	unit sales prices; and

•	the amount of gross-to-net sales adjustments realized by our marketing partners.
The primary factors that may determine our revenues derived from Ryanodex® and our future products are:

•	the effectiveness of our contracted sales force and co-promotion partner, Spectrum;

•	the level of orders submitted by wholesalers, hospitals and surgery centers;

•	the level of institutional demand for our products;

•	unit sales prices; and

•	the amount of gross-to-net sales and chargebacks.
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

Cost of Revenue
Cost of revenue consists of the costs associated with producing our products for our commercial partners. In particular, our cost of revenue includes production costs of our products paid to a contract manufacturing organization coupled with shipping and customs charges, as well as royalty expense. Cost of revenue may also include the effects of product recalls, if applicable.
Research and Development
Our research and development expenses consist of expenses incurred in developing, testing, manufacturing and seeking regulatory approval of our product candidates, including: expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses in preparing for the commercial manufacture of products including Ryanodex (launched in August 2014), EP-4104, EP-5101, and Kangio™ and EP-3102 Bendeka and Non-Alcohol Docetaxel Injection (both launched in early 2016); payments made to third-party clinical research organizations, contract laboratories and independent contractors; payments made to consultants who perform research and development on our behalf and assist us in the preparation of regulatory filings; payments made to third-party investigators who perform research and development on our behalf and clinical sites where such research and development is conducted; expenses incurred to maintain technology licenses; and facility, maintenance, allocated rent, utilities, depreciation and amortization and other related expenses. Additionally, costs include salaries, benefits and other related costs, including stock-based compensation for research and development personnel.
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
We expect to incur additional research and development expenses as we accelerate the development of our product portfolio, both internally and through our joint development agreement with AMRI, as applicable. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate.
Selling, General and Administrative
Selling, general and administrative costs consist primarily of salaries, benefits and other related costs, including stock-based compensation for executive, finance, selling and operations personnel. Included in selling costs are expenses related to our contracted sales organization and marketing related to the product launch of Ryanodex® in August 2014, and most recently Docetaxel injection in early 2016. General and administrative expenses include facility and related costs, professional fees for legal, consulting, tax and accounting services, insurance, selling, market research, advisory board and key opinion leaders, depreciation and general corporate expenses.
We expect that our selling, general and administrative expenses will increase with the potential further commercialization of our product candidates particularly as we begin to commercialize our products through our co-promotion agreement with Spectrum and continue to grow our commercial organization.
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
Results of Operations
Comparison of Years Ended December 31, 2015 and September 30, 2014

Revenues

	Year Ended December 31,	Year Ended September 30,	Increase/(Decrease)
	2015	2014
	(in thousands)
Product sales	$12,968	$4,626	$8,342
Royalty income	8,259	10,708	(2,449)
License and other income	45,000	3,765	41,235
Total revenue	$66,227	$19,099	$47,128

Total revenue increased $47.1 million in the year ended December 31, 2015 to $66.2 million as compared to $19.1 million in the year ended September 30, 2014.
Product sales increased approximately $8.4 million in the year ended December 31, 2015 to $13.0 million as compared to $4.6 million in the year ended September 30, 2014. This increase was due to $2.2 million in net product sales of diclofenac-misoprostol (launched in January 2015), an increase of $5.9 million in net product sales of Ryanodex (launched in August 2014), and an increase in EP-1101 product sales of $0.2 million.
Royalty income decreased $2.4 million in the year ended December 31, 2015 to $8.3 million as compared to $10.7 million in the year ended September 30, 2014 as a result of return adjustments passed through to Eagle by one of our commercial partners.
License and other income increased $41.2 million in the year ended December 31, 2015 to $45.0 million as compared to $3.8 million in the year ended September 30, 2014, as a result of the licensing agreement with Cephalon. Other income in the year ended September 30, 2014 resulted from FDA approval of diclofenac-misoprostol related to the asset sale agreement with Hikma Pharmaceuticals.
Cost of Revenue

	Year Ended December 31,	Year Ended September 30,
	2015	2014	Increase
	(in thousands)
Cost of revenue	$15,647	$11,714	$3,933

Cost of revenue increased $3.9 million in the year ended December 31, 2015 to $15.6 million as compared to $11.7 million in the year ended September 30, 2014, as a result of increased product sales, an increase in royalty expense and inventory write-offs. The cost of revenue increase related to product sales was due to $1.2 million in cost of revenue for diclofenac-misoprostol (launched in January 2015), and a $2.3 million increase in cost of revenue for Ryanodex (launched in August 2014), offset by a $0.6 million decrease in cost of revenue for EP-1101 resulting from additional product testing incurred in the prior period. In addition, SciDose royalty expense increased $2.2 million due to the licensing agreement with Cephalon and cost of revenue further increased due to $1.1 million of inventory write-offs attributable to expiring Ryanodex inventory. These increases were further offset by a $2.3 million decrease in EP-1101 royalty expense due the returns adjustment passed through to Eagle from our commercial partner.

Research and Development

	Year Ended December 31,	Year Ended September 30,	Increase/(Decrease)
	2015	2014
	(in thousands)
EP-6101 Kangio™ (bivalirudin)	$4,209	$2,366	$1,843
EP-3101 (bendamustine RTD)	946	2,801	(1,855)
EP-3102 (bendamustine rapid infusion)	6,565	4,526	2,039
Ryanodex® (dantrolene sodium) EHS	2,921	1,673	1,248
EP-5101 (pemetrexed)	4,556	129	4,427
Diclofenac-misoprostol	17	978	(961)
All other projects	2,161	519	1,642
Salary and other personnel related expenses	6,480	3,824	2,656
Total research and development	$27,855	$16,816	$11,039

Research and development expenses increased approximately $11.1 million in the year ended December 31, 2015 to $27.9 million as compared to $16.8 million in the year ended September 30, 2014.
Research and development expenses incurred in the year ended December 31, 2015 were higher than in the year ended September 30, 2014 mainly as a result of increased project spending for EP-5101 related to registration batches, technical transfer and manufacturing services, for EP-3102 Bendeka related to pre-launch inventory write-offs and certain professional expenses, and for Kangio™ related to FDA filling fees, legal costs and development costs to support product approval. In addition, there was increased spending for the successful completion of the clinical treatment portion of the safety and efficacy study of Ryanodex for EHS. Salary and other personnel-related expenses increased due to increased staffing and higher overall compensation costs. These increases were offset by a reduction in project spending for EP-3101RTD due to the timing of research and development activities for diclofenac-misoprostol due to product approval.
Selling, General and Administrative

	Year Ended December 31,	Year Ended September 30,
	2015	2014	Increase
	(in thousands)
Selling, general and administrative	$20,165	$9,326	$10,839

Selling, general and administrative expenses increased approximately $10.8 million in the year ended December 31, 2015 to $20.1 million as compared to $9.3 million in the year ended September 30, 2014.
This increase is related to a $4.8 million increase in selling, general and administrative salary and personnel related expenses, $2.3 million of professional fees, a $2.2 million increase in marketing mainly related to Ryanodex, $0.4 million increase in office expenses, $0.3 million increase in facilities expenses, $0.3 million increase in dues and subscriptions, and a $0.5 million increase in miscellaneous expenses.
Other Income and Expense

	Year Ended December 31,	Year Ended September 30,	Increase/(Decrease)
	2015	2014
	(in thousands)
Interest income	$25	$31	$(6)
Interest expense	(11)	(8)	(3)
Change in value of warrant liability	—	(573)	573
Other income, net	—	35	(35)
Total other income/(expense), net	$14	$(515)	$529

Other income and (expense) increased by $0.5 million for the year ended December 31, 2015 to income of $14 thousand as compared to an expense of $0.5 million for year ended September 31, 2014. The fiscal 2014 amount consists primarily of the recognition of the change in value of the warrant liability.

State Income Tax Benefit
In the year ended December 31, 2015, the Company recorded an income tax provision of $3 thousand based upon its estimated federal AMT and state tax liability.
In the year ended September 30, 2014 we realized proceeds from the sale of our New Jersey state net operating losses of $1.3 million.

Net Income

Net income for the year ended December 31, 2015 was $2.6 million as compared to a net loss of $18.0 million for the year ended September 30, 2014, as a result of the factors discussed above.

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
Product sales decreased $(0.7) million in the three months ended December 31, 2014 to $1.5 million as compared to $2.2 million in the three months ended December 31, 2013. This net decrease in product sales was due to longer lead times in procuring materials for manufacturing EP-1101, partially offset by Ryanodex, launched in August 2014, which resulted in net product sales of $0.5 million for the three months ended December 31, 2014.
Royalty income increased $0.8 million in the three months ended December 31, 2014 to $4.1 million as compared to $3.3 million in the three months ended December 31, 2013, as a result of increased end use sales of EP-1101 by our commercial partners.

Cost of Revenue

	Three Months Ended December 31,		(Decrease)
	2014	2013
	(in thousands)
Cost of revenue	$4,489	$4,624	$(135)
Cost of net revenues decreased $(0.1) million to $4.5 million in the three months ended December 31, 2014 from $4.6 million in the three months ended December 31, 2013. This $(0.1) million net decrease in cost of revenues was mainly attributable to a decrease in product sales of EP-1101 offset by an increase in royalty expense to both SciDose and MDCO. We recognized $2.7 million and $2.0 million in royalty expense for the three months ended December 31, 2014 and 2013, respectively.

With respect to EP-1101 product sales we experienced a net decrease in the cost of revenue of approximately $(0.8) million in the three months ended December 31, 2014 over the three months ended December 31, 2013. This net decrease is comprised of a $(0.6) million decrease in testing costs and a $(0.8) million decrease in product costs offset by a $0.7 million increase in royalty expense. Cost of revenue related to Ryanodex® was approximately $0.7 million, of which $0.1 million was for royalty expense, $0.4 million was related to product sales and $0.2 million for other expenses incurred including predominantly certain regulatory and other expenses to our third party logistics partner.

Research and Development

	Three Months Ended December 31,		Increase/ (Decrease)
	2014	2013
	(in thousands)
EP-6101 (bivalirudin)	$570	$—	$570
EP-3101 (bendamustine RTD)	773	436	337
EP-3102 (bendamustine short infusion time)	1,090	721	369
Ryanodex® (dantrolene sodium)	54	412	(358)
EP-5101 pemetrexed	129	—	129
All other projects	221	290	(69)
Salary and other personnel related expenses	1,149	730	419
Total Research and Development	$3,986	$2,589	$1,397
Research and development expenses increased $1.4 million in the three months ended December 31, 2014 to $4.0 million as compared to $2.6 million in the three months ended December 31, 2013. Expenses in the three months ended December 31, 2014 were higher than in the three months ended December 31, 2013 as a result of an increase in project spending for EP-3101, EP-3102 Bendeka, EP-6101, and salaries and other personnel-related expenses, offset by a decrease in project spending for Ryanodex.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.4 million in the three months ended December 31, 2014 to $3.7 million as compared to $1.3 million in the three months ended December 31, 2013. This increase is related to a $1.5 million increase in marketing related to the launch of Ryanodex, increase of $0.5 million of professional fees, insurance and miscellaneous expenses and $0.4 million increase in general and administrative salary and personnel-related expenses.

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
The net increase in total revenue was offset by a decrease in product sales of $(0.7) million in the year ended September 30, 2014 to $4.6 million as compared to $5.3 million in the year ended September 30, 2013. This net decrease in product sales was due to longer lead times in procuring materials for manufacturing EP-1101, partially offset by the August 2014 launch of Ryanodex which resulted in net product sales of $0.2 million.
Royalty income increased $2.3 million in the year ended September 30, 2014 to $10.7 million as compared to $8.4 million in the year ended September 30, 2013 as a result of increased end use sales of EP-1101 by our commercial partners earlier in the period offset by decreased end-use sales of argatroban that may be related to market competition.
Other income increased by $3.8 million primarily as a result of the FDA approval of diclofenac-misoprostol related to the asset sale agreement with Hikma Pharmaceutical for $3.5 million. Additionally, we recognized a final milestone of $0.3 million. There were no revenues from collaborative arrangements in the periods presented.
Cost of Revenue

	Year Ended September 30,
	2014	2013	Increase
	(in thousands)
Cost of revenue	$11,714	$7,381	$4,333

Cost of revenue increased $4.3 million in the year ended September 30, 2014 to $11.7 million as compared to $7.4 million in the year ended September 30, 2013 mainly as a result of the increase in royalty expense associated with EP-1101 and our commercial marketing partners. Royalty related to EP-1101 increased by $4.1 million due to an increase in royalty expense to both SciDose and MDCO. Under the terms of our revenue sharing arrangement with SciDose, we retain all revenue from the sale of a product commercialized under a 505(b)(2) application until we have recouped our expenses related to the development of that product. Once our expenses are recouped, we are required to split the net proceeds from royalty income received equally with SciDose. Expenses related to the development of EP-1101 were recouped during the quarter ended September 30, 2013. As a result, we recognized an increase of $3.4 million in royalty expense in the year ended September 30, 2014 that was not recognized in the year ended September 30, 2013. Additionally, as a result of the Hikma settlement we incurred $0.3 million related to a one-time royalty due to diclofenac-misoprostol expenses. Royalty expense related to Ryanodex, launched in August 2014, was approximately $35 thousand.

With respect to EP-1101 product sales we experienced a net decrease in the cost of revenue of approximately $(0.2) million in the year ended September 30, 2014 over the year ended September 30, 2013. This net decrease is comprised of a $0.6 million increase in testing costs offset by an $(0.9) million decrease in product costs. The volume of product shipped in year ended September 30, 2014, excluding the product recall was approximately 18% less than product shipped in the year ended September 30, 2013. This decrease also correlates to the decrease in product revenue. We experienced a product recall in the October through December 2012 period and experienced fewer shipments in the April through September 2014 period due to longer lead times in procuring materials for manufacturing. Cost of revenue related to Ryanodex was approximately $0.2 million, of which $20 thousand was related to product sales and $0.1 million for other expenses incurred including predominantly certain regulatory and other expenses to our third party logistics partner.
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
Research and development expenses incurred in the year ended September 30, 2014 were higher than in the year ended September 30, 2013 as a result of increased project spending for EP-6101 (bivalirudin) related to registration batches, and technical transfer and manufacturing services, EP-3102 Bendeka related to spending on the PK (pharmacokinetic) study related to support of product approval and certain legal and professional expenses. Spending increase on diclofenac-misoprostol was related to legal costs and development costs to support product approval. These increases were offset by a reduction in spending on other projects that have been delayed or will no longer be pursued. Salary and other personnel related expenses increased due to increased staffing and higher overall compensation costs.
Selling, General and Administrative
Selling, general and administrative expenses increased approximately $4.4 million in the year ended September 30, 2014 to $9.3 million as compared to $5.0 million in the year ended September 30, 2013.
This increase is related to a $2.4 million increase in marketing related to the August 2014 launch of Ryanodex. As a result of our public offering in February 2014 and operating as a publicly traded company, overall compensation related expense increased by $1.4 million and we experienced an increase of $0.5 million of insurance and professional fees. We experienced a $0.1 million net increase in various other expenses without material concentrations.
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

Net Loss

Net loss for years ended September 30, 2014 and 2013 was $(18.0) million and $(6.0) million, respectively, as a result of the factors described above.

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
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through public offerings of common stock and private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $79.1 million, $34.9 million and $22.7 million as of December 31, 2015, December 31, 2014 and September 30, 2014, respectively. In addition, short term investments in U.S. Treasury Bills were $20.0 million at September 30, 2014.
For the year ended December 31, 2015, we realized net income of $2.6 million. As of December 31, 2015, we had a working capital surplus of $88.0 million. For the year ended September 30, 2014, we incurred a net loss of $18.0 million. We have sustained significant losses since our inception on January 2, 2007 and had accumulated a deficit of $107.1 million as of December 31, 2015.
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
Operating Activities:
Net cash used in operating activities for the year ended December 31, 2015 was $9.7 million. Net income for the period was $2.6 million adjusted by non-cash adjustments of approximately $4.4 million from depreciation, stock-based compensation expense, retirement of fixed assets and lessor contributions for leasehold improvements. Net changes in working capital decreased cash from operating activities by approximately $16.7 million, due to an increase in accounts receivable of $14.3 million, an increase in inventories of $13.8 million, an increase in prepaid expenses and other current assets of $0.2 million, an increase in other assets of $0.1 million, an increase in accounts payable of $0.4 million and an increase in accrued expenses and other liabilities of $11.9 million. We experienced a decrease in deferred revenue of $0.5 million. Accounts payable and accrued expenses increased primarily due to accrued royalties, accrued cost of revenue, accrued inventory purchases, and accrued research and development. Inventories increased significantly in preparation for the launch of EP-3102 Bendeka in January 2016. Accounts receivable increased primarily due to the $15.0 million milestone royalty earned under the Cephalon License agreement. The total amount of accounts receivable at December 31, 2015 was approximately $26.3 million, which included approximately $2.0 million of product sales and approximately $24.2 million of royalty income, all with payment terms of 45 days and approximately $0.1 million of other receivables. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
At December 31, 2015, our cumulative receivables related to royalty income consist of approximately $9.2 million in receivables from MDCO and $15.0 million from Cephalon.
Based on our agreement with MDCO, our cumulative receivables related to that agreement will continue to aggregate in future periods. Our agreement with MDCO does not contemplate the ability for the parties to net settle amounts receivable or payable. Notwithstanding this, we have periodically collected from MDCO amounts that would be equal to the net amount of receivables due from MDCO, but, because it is unclear whether such cash receipt is intended to be settlement of the net receivable or only a partial payment towards the gross receivable, we have presented these receivables and payables in gross amounts on its financial statements. As a result, the cumulative receivable from MDCO, as reduced by the cash received from MDCO, aggregates from period-to-period and has never been fully offset by those actual cash payments. At December 31, 2015, we recorded a receivable of approximately $9.2 million and a payable of $7.0 million to MDCO (based upon a 50% revenue split on Sandoz sales). The net receivable due from MDCO as of December 31, 2015 therefore is $2.2 million. The receivable of $2.2 million from MDCO as of December 31, 2015 therefore represents our net cumulative receivable.
We believe that our accounts receivable as of December 31, 2015, after taking into account netting of receivables and payables related to MDCO, are reasonably collectible, and given the payment terms, will be collected in approximately 90 days, and thus would not have a material effect on our liquidity.
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
Net cash used in operating activities for the year ended September 30, 2014 was $(13.8) million. Net loss for the period was $(18.0) million offset by non-cash adjustments of approximately $1.3 million from the change in the value of the warrant liability, depreciation and stock-based compensation expense. Net changes in working capital increased cash from operating activities by approximately $2.9 million, due to a decrease in prepaid expenses of $0.2 million related to prepaid insurance, and a decrease in deferred revenue of $(3.4) million. We experienced an increase in accounts receivable of $(2.2) million, an increase of $(1.3) million in inventory and an increase in accounts payable and accrued expenses of $9.6 million. Accounts payable and accrued expenses increased primarily due to accrued royalties. The total amount of accounts receivable at September 30, 2014 was approximately $7.3 million, which included approximately $0.7 million of product sales and approximately $6.2 million of royalty income, all with payment terms of 45 days, and approximately $0.4 million of other receivables. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
Net cash used in operating activities for the year ended September 30, 2013 was $(5.9) million and resulted primarily from $(6.0) million of net loss for the period. Non-cash adjustments amounted to $3.0 million in depreciation, amortization, interest, stock-based compensation expense and the change in value of warrant liability. Net changes in working capital decreased cash from operating activities by approximately $(2.8) million, primarily due to an increase in accounts receivable of $(3.5) million from the higher product revenues of EP-1101, an increase in prepaid expenses of $(1.4) million ($0.7 million for prepaid product costs and $0.8 million for FDA user fees, offset by decreases of $0.1 million in other prepaid expenses) and a decrease in accounts payable of $(0.3) million offset by an increase of $1.7 million in accrued expenses ($2.2 million in royalties due to MDCO and SciDose offset by $0.5 million of reductions in other accrued expenses) and an increase in deferred revenue of $0.5 million.

Investing Activities:
In fiscal 2015, the transition period, fiscal 2014 and fiscal 2013, we invested $1,881, $11, $46 and $41 thousand, respectively, for the purchase of property and equipment.
In fiscal 2015, the transition period, fiscal 2014 and fiscal 2013 we invested $106.0 million, $0, $20.0 million and $0, respectively, in U.S. Treasury securities, and we redeemed $106.0 million, $20.0 million, $0 and $1.5 million, respectively, of short- term investments.
Financing Activities:
Net cash provided by financing activities for the year ended December 31, 2015 was $55.8 million primarily resulting from the issuance of Common Stock from the follow-on offering and proceeds from stock options exercised of $1.5 million.
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

Net cash provided by financing activities for the year ended September 30, 2013 was $9.8 million resulting from the issuance of Series C Preferred Stock.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2016	2017	2018	2019	2020	Beyond
Operating lease obligations	$2,488	515	564	564	564	281	—
Purchase obligations	$6,879	6,879

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
In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our financial statements.
In November 2015, the FASB issued ASU 2015-17, which revises the guidance in ASC 740, Income Taxes, to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The guidance is to be applied either prospectively or retrospectively, and is effective for reporting periods (interim and annual) beginning after December 15, 2016 for public companies. Early adoption is permitted. The implementation of this ASU is not expected to have a material impact on our financial position or results of operations.
In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently assessing the potential impact of this ASU on our financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

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

Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
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

Stock-based compensation.  We account for stock-based compensation under ASC, 718 "Accounting for Stock Based Compensation." All stock-based awards granted to non-employees are accounted for at their fair value in accordance with ASC 718, and ASC 505, " Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," under which compensation expense is generally recognized over the vesting period of the award. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had cash and cash equivalents of $79.1 million held primarily in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, due to the short-term duration of our money market mutual funds and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8. Financial Statements and Supplementary Data
Our Financial Statements and Supplementary Data and Report of Independent Registered Public Accounting Firm appear beginning on page F-1 attached to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Eagle Pharmaceuticals, Inc. ("Eagle") has prepared, and is responsible for, Eagle's financial statements and related footnotes. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles. Eagle's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Eagle’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Eagle are being made only in accordance with authorizations of management and directors of Eagle; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Eagle's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Eagle's management assessed the Company’s internal control over financial reporting as of December 31, 2015. Management’s assessment was based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2015, Eagle Pharmaceuticals, Inc.'s internal control over financial reporting is effective based on those criteria.

/s/ Scott Tarriff
President and Chief Executive Officer

/s/ David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, NJ

We have audited Eagle Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Eagle Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria. BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms. BDO is the brand name for the BDO network and for each of the BDO Member Firms.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Eagle Pharmaceuticals, Inc. as of December 31, 2015, December 31, 2014 and September 30, 2014 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years ended December 31, 2015, September 30, 2014, September 30, 2013 and the transition period for the three months ended December 31, 2014 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

Woodbridge, NJ
February 29, 2016

Item 9B. Other information.

None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and will be included in our definitive proxy statement to be filed pursuant to Regulation 14A filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement to be filed pursuant to Regulation 14A filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation

The information required by this item will be set forth in our definitive proxy statement to be filed pursuant to Regulation 14A filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement to be filed pursuant to Regulation 14A filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement to be filed pursuant to Regulation 14A filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement to be filed pursuant to Regulation 14A filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

EAGLE PHARMACEUTICALS, INC.

By:	/s/ Scott Tarriff
Scott Tarriff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Tarriff and David E. Riggs, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ SCOTT TARRIFF Scott Tarriff	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/S/ DAVID E. RIGGS David E. Riggs	Chief Financial Officer (Principal Accounting and Financial Officer)	February 29, 2016

/S/ JAY MOORIN Jay Moorin	Chairman of the Board of Directors	February 29, 2016

/S/ STEVEN RATOFF Steven Ratoff	Member of the Board of Directors	February 29, 2016

/S/ SANDER FLAUM Sander Flaum	Member of the Board of Directors	February 29, 2016

/S/ MICHAEL GRAVES Michael Graves	Member of the Board of Directors	February 29, 2016

/S/ ALAIN SCHREIBER, M.D. Alain Schreiber, M.D.	Member of the Board of Directors	February 29, 2016

/S/ DAVID PERNOCK David Pernock	Member of the Board of Directors	February 29, 2016

EXHIBIT INDEX

Exhibit Number
3.2		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
3.4		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
4.1		Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
4.2
Third Amended and Restated Investor Rights Agreement, dated April 11, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.1
Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.2	†
Eagle Pharmaceuticals, Inc. 2007 Incentive Compensation Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013), as amended December 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)

10.3	†
Eagle Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended and restated, and Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015), as amended with an additional form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)

10.4	†
Eagle Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 22, 2014)

10.5	†
Eagle Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 22, 2014)

10.6	†
Employment Agreement by and between the Registrant and Scott Tarriff dated March 8, 2007, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)

10.7	†
Offer Letter by and between the Registrant and Paul Bruinenberg dated September 7, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.8	†
Offer Letter by and between the Registrant and Steven Krill dated September 7, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.9	†
Offer Letter by and between the Registrant and David Riggs dated November 7, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.10
Lease Agreement between the Registrant and Mack-Cali Chestnut Ridge L.L.C. dated May 28, 2013, as amended on July 1, 2013 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013), and as amended on March 16, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K , SEC File No. 001-36306, filed March 20, 2015)

10.11	(a)*
Development and License Agreement, by and between the Registrant and SciDose, LLC, dated September 24, 2007, as amended March 18, 2008, May 22, 2009 and July 16, 2013 (incorporated by reference to Exhibit 10.11(a) to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.11	(b)*
Development and License Agreement, by and between the Registrant and SciDose, LLC, dated June 12, 2007, as amended March 18, 2008, March 25, 2008, December 3, 2008, May 22, 2009 and July 16, 2013 (incorporated by reference to Exhibit 10.11(b) to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013), and as amended on August 5, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)

10.12	*
License and Sublicense Agreement, by and between the Registrant and Lyotropic Therapeutics, Inc., dated October 16, 2008 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.13	*
License and Development Agreement, by and between the Registrant and The Medicines Company, effective as of September 24, 2009, as amended January 2010 and September 1, 2012 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.14	*
Supply Agreement, by and between the Registrant and The Medicines Company, dated September 24, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.15	*
Agreement for the Supply of Argatroban and Topotecan, by and between the Registrant and Cipla Limited, dated December 14, 2012, as amended August 30, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.16	*
Supply and Distribution Agreement, by and between the Registrant and Sandoz AG, dated January 28, 2013 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.17	*
Development and License Agreement, by and between the Registrant and Robert One, LLC (bendamustine), dated March 18, 2008, as amended November 11, 2009 and July 16, 2013 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.18	*
Development and License Agreement, by and between the Registrant and Robert One, LLC (pemetrexed), dated February 13, 2009, as amended May 22, 2009, December 23, 2010 and July 16, 2013 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013), and as amended on August 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)

10.19	*
Exclusive License Agreement, by and between the Registrant and Cephalon, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A, SEC File No. 001-36306, filed February 12, 2016)

10.20	*
Settlement and License Agreement, by and between the Registrant and Cephalon, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed May 15, 2015)

10.21	†	Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)
10.22	†	Form of Letter Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)
10.23	(1)*	License Agreement, by and between the Registrant and Teikoku Pharma USA, Inc., dated October 13, 2015
10.24	(1)*	Co-Promotion Agreement, by and between the Registrant and Spectrum Pharmaceuticals, Inc., dated November 4, 2015
23.1	(1)	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm
24.1		Power of Attorney (incorporated by reference to this signature page of this Annual Report on Form 10-K)
31.1	(1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	(1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†Management contract or compensatory plan or arrangement.
*Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1) Filed herewith.

INDEX TO FINANCIAL STATEMENTS OF
EAGLE PHARMACEUTICALS, INC.

APPENDIX A

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, NJ

We have audited the accompanying balance sheets of Eagle Pharmaceuticals, Inc. as of December 31, 2015, December 31, 2014 and September 30, 2014 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three fiscal years ended December 31, 2015, September 30, 2014, September 30, 2013 and the transition period for the three months ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Pharmaceuticals, Inc. at December 31, 2015, December 31, 2014 and September 30, 2014, and the results of its operations and its cash flows for each of the three fiscal years ended December 31, 2015, September 30, 2014, September 30, 2013 and the transition period for the three months ended December 31, 2014,in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

Woodbridge, NJ
February 29, 2016

EAGLE PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31, 2015	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,083	$34,869	$22,722
Short-term investments	—	—	19,999
Accounts receivable	26,267	11,956	7,296
Inventories	15,042	1,242	1,294
Prepaid expenses and other current assets	1,865	1,640	1,711
Total current assets	122,257	49,707	53,022
Property and equipment, net	2,205	342	344
Other assets	143	45	45
Total assets	$124,605	$50,094	$53,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,857	$3,501	$4,059
Accrued expenses	24,405	12,165	9,671
Deferred revenue	6,000	6,520	6,585
Total current liabilities	34,262	22,186	20,315
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of December 31, 2015 and 2014; no shares authorized, issued or outstanding as of September 30, 2014	—	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,636,387, 14,036,680, and 14,032,167 issued and outstanding as of December 31, 2015, 2014, and September 30, 2014, respectively	15	14	14
Additional paid in capital	197,440	137,577	137,259
Accumulated deficit	(107,112)	(109,683)	(104,177)
Total stockholders' equity	90,343	27,908	33,096
Total liabilities and stockholders' equity	$124,605	$50,094	$53,411

See accompanying notes to financial statements

EAGLE PHARMACEUTICALS, INC
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2015	2014	2014	2013

Revenue:
Product sales	$12,968	$1,506	$4,626	$5,315
Royalty income	8,259	4,094	10,708	8,364
License and other income	45,000	—	3,765	—
Total revenue	66,227	5,600	19,099	13,679
Operating expenses:
Cost of revenue	15,647	4,489	11,714	7,381
Research and development	27,855	3,986	16,816	9,795
Selling, general and administrative	20,165	3,690	9,326	4,958
Total operating expenses	63,667	12,165	37,856	22,134
Income (Loss) from operations	2,560	(6,565)	(18,757)	(8,455)
Interest income	25	1	31	3
Interest expense	(11)	(1)	(8)	(309)
Amortization of deferred financing costs	—	—	—	(96)
Amortization of debt discount	—	—	—	(1,091)
Net proceeds from arbitration	—	—	—	4,050
Change in value of warrant liability	—	—	(573)	(1,052)
Other income	—	—	35	3
Total other income/(expense)	14	—	(515)	1,508
Income (Loss) before income tax benefit	2,574	(6,565)	(19,272)	(6,947)
Income tax (provision) benefit	(3)	1,059	1,295	899
Net Income (Loss)	$2,571	$(5,506)	$(17,977)	$(6,048)
Less dividends on Series A, B, B-1 and C Convertible Preferred Stock	—	—	(1,666)	(3,837)
Net income (loss) attributable to common stockholders	$2,571	$(5,506)	$(19,643)	$(9,885)
Earnings per share attributable to common stockholders:
Basic	$0.17	$(0.39)	$(1.97)	$(3.25)
Diluted	$0.16	$(0.39)	$(1.97)	$(3.25)
Weighted average number of common shares outstanding:
Basic	15,250,154	14,032,828	9,955,937	3,044,308
Diluted	16,253,781	14,032,828	9,955,937	3,044,308

See accompanying notes to financial statements

EAGLE PHARMACEUTICALS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Balance at October 1, 2012	1,653	2	2,102	(95,537)	(93,433)
Stock-based compensation expense	—	—	317	—	317
Conversion of Series A preferred to common stock	825	1	5,135	—	5,136
Conversion of Series B preferred to common stock	524	—	6,111	—	6,111
Conversion of Series B-1 preferred to common stock	46	—	539	—	539
Net loss	—	—	—	(6,048)	(6,048)
Dividends on Convertible Preferred Stock	—	—	—	(3,837)	(3,837)
Forfeitures of dividends on Convertible Preferred Stock	—	—	—	3,286	3,286
Balance at September 30, 2013	3,048	3	14,204	(102,136)	(87,929)
Stock-based compensation expense	—	—	606	—	606
Issuance of common stock in connection with initial public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	3,450	3	46,045	—	46,048
Conversion of Series A Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	2,332	3	20,374	—	20,377
Conversion of Series B Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	1,980	2	30,610	—	30,612
Conversion of Series B-1 Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	1,456	1	19,755	—	19,756
Conversion of Series C Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	1,720	2	20,901	—	20,903
Conversion of Redeemable Series C Preferred Stock warrants to common stock in connection with initial public offering	32	—	2,280	—	2,280
Issuance of common stock upon exercise of Redeemable Series C Preferred Stock warrants	2	—	21	—	21
Issuance of common stock upon exercise of stock option grants	12	—	65	—	65
Dividends on Convertible Preferred Stock and forfeitures of dividends on conversion to common	—	—	(17,602)	17,602	—
Net loss	—	—	—	(17,977)	(17,977)
Dividends on Convertible Preferred Stock	—	—	—	(1,666)	(1,666)
Balance at September 30, 2014	14,032	14	137,259	(104,177)	33,096
Stock-based compensation expense	—	—	284	—	284

See accompanying notes to financial statements

EAGLE PHARMACEUTICALS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

Issuance of common stock upon exercise of stock option grants	5	—	34	—	34
Net loss	—	—	—	(5,506)	(5,506)
Balance at December 31, 2014	14,037	14	137,577	(109,683)	27,908
Stock-based compensation expense	—	—	4,051		4,051
Issuance of common stock upon exercise of stock options grants	211	—	1,482		1,482
Issuance of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	1,389	1	54,330	—	54,331
Net income	—	—	—	2,571	2,571
Balance at December 31, 2015	15,637	15	197,440	(107,112)	90,343

See accompanying notes to financial statements

EAGLE PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2015	2014	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,571	$(5,506)	$(17,977)	$(6,048)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	112	13	104	135
Stock-based compensation	4,051	284	606	317
Non-cash interest expense	—	—	—	309
Amortization of deferred financing costs	—	—	—	96
Amortization of debt discount	—	—	—	1,091
Change in fair value of warrant liability	—	—	573	1,052
Loss on disposal of fixed assets	273	—	—	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(14,311)	(4,660)	(2,172)	(3,543)
(Increase) decrease in inventories	(13,800)	52	(1,294)	87
(Increase) decrease in prepaid expenses and other current assets	(225)	71	192	(1,368)
(Increase) decrease in other assets	(98)	—	1	30
Increase (decrease) in accounts payable	356	(558)	2,867	(251)
(Decrease) increase in deferred revenue	(520)	(65)	(3,435)	520
Increase in accrued expenses and other liabilities	11,873	2,494	6,692	1,694
Net cash used in operating activities	(9,718)	(7,875)	(13,843)	(5,879)
Cash flows from investing activities:
Purchase of property and equipment	(1,881)	(11)	(46)	(41)
Purchase of short term investments	(105,999)	—	(19,999)	—
Maturities of short term investments	105,999	19,999	—	1,500
Net cash (used in) provided by investing activities	(1,881)	19,988	(20,045)	1,459
Cash flows from financing activities:
Proceeds from issuance of Series C preferred stock, net of offering costs of $160	—	—	—	9,829
Deferred IPO costs	—	—	—	(20)
Series C preferred stock offering costs	—	—	(1)	—
Proceeds from exercise of preferred stock warrants	—	—	21	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	—	46,069	—
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	54,331	—	—	—
Proceeds from common stock option exercise	1,482	34	65	—
Net cash provided by financing activities	55,813	34	46,154	9,809
Net increase in cash	44,214	12,147	12,266	5,389
Cash and cash equivalents at beginning of period	34,869	22,722	10,456	5,067
Cash and cash equivalents at end of period	$79,083	$34,869	$22,722	$10,456

See accompanying notes to financial statements

EAGLE PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2015	2014	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(11)	$(1)	$(8)	$—
Financing costs	—	—	—	20
Corporate taxes	482	—	—	—
Franchise taxes	91	—	9	20
Non-cash operating activities
Landlord contribution to leasehold improvements recorded as deferred rent	367	—	—	—
Non-cash financing activities
Conversion of note payable to Preferred Stock	—	—	—	10,062
Conversion of preferred stock and accrued dividends to Common stock	—	—	91,648	15,623
Accrued IPO costs	—	—	—	152
Conversion of redeemable warrant liability to Common stock	—	—	2,280	—

See accompanying notes to financial statements

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

For the year ended December 31, 2015 (fiscal 2015), the 3 months ended December 31, 2014 (transition period), the year ended September 30, 2014 (fiscal 2014) and the year ended September 30, 2013 (fiscal 2013).
1. Organization and Business Activities
Eagle Pharmaceuticals, Inc. (the Company, or Eagle) is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the Food and Drug Administration's ("FDA's") 505(b)(2) NDA regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved, injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has five products currently being sold in the United States under various license agreements in place with commercial partners, including a ready-to-use formulation of Argatroban, Ryanodex®, Diclofenac-misoprostol, launched in January 2015, and Docetaxel Injection non-alcohol formula and Bendeka®, each launched in January 2016. The Company has a number of products currently under development and certain products may be subject to license agreements.
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
On January 20, 2015, the board of directors of the Company authorized a change in the Company’s fiscal year end from September 30th to December 31st.  The change was intended to better align the Company’s fiscal year with the business cycles of other specialty pharmaceutical companies. As a result of the change in fiscal year, the Company’s 2015 fiscal year began on January 1, 2015 and ended on December 31, 2015.
As a result of the change in fiscal year, on February 17, 2015 the Company filed a Transition Report on Form 10-Q covering the transition period from October 1, 2014 to December 31, 2014.
On February 13, 2015, the Company submitted an NDA to the FDA for EP-3102 bendamustine rapid infusion product which was approved by the FDA on December, 8 2015. Also, on February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to bendamustine rapid infusion product for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a $15 million milestone in January 2016, related to the FDA approval of Bendeka in December 2015 and is currently eligible to receive up to $65 million in additional milestone payments. In addition, the Company is entitled to receive royalty payments of 20% of net sales of the product. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon for a specified period.

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

On October 13, 2015, the Company entered into an exclusive U.S. licensing agreement with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Docetaxel Injection Concentrate, Non-Alcohol Formula, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment upon executing the agreement which was expensed and is included in research and development expense and an additional payment of $4,850 upon FDA approval and NDA transfer to Eagle, which occurred in January 2016, and 20% royalties on gross profits.

2. Transition Period
On January 20, 2015, the board of directors of the Company authorized a change in the Company’s fiscal year end from September 30th to December 31st. Accordingly, the Company is presenting audited financial statements for the 3 month period ended December 31, 2014. The following table provides certain unaudited comparative financial information for the same period of the prior year.

	Three Months Ended December 31,
	2014	2013
		(unaudited)
Revenue:
Product sales	$1,506	$2,224
Royalty income	4,094	3,268
Total revenue	5,600	5,492
Operating expenses:
Cost of revenue	4,489	4,624
Research and development	3,986	2,589
Selling, general and administrative	3,690	1,344
Total operating expenses	12,165	8,557
Loss from operations	(6,565)	(3,065)
Interest income	1	1
Interest expense	(1)	—
Change in value of warrant liability	—	(191)
Total other (expense)	—	(190)
Loss before income tax benefit	(6,565)	(3,255)
Income tax benefit	1,059	—
Net Loss	$(5,506)	$(3,255)
Less dividends on Series A, B, B-1 and C Convertible Preferred Stock	—	(1,132)
Net loss attributable to common stockholders	$(5,506)	$(4,387)
Loss per share attributable to common stockholders Basic and diluted	$(0.39)	$(1.44)
Weighted average common shares outstanding Basic and diluted	14,032,828	3,048,131

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
In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our financial statements.
In November 2015, the FASB issued ASU 2015-17, which revises the guidance in ASC 740, Income Taxes, to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The guidance is to be applied either prospectively or retrospectively, and is effective for reporting periods (interim and annual) beginning after December 15, 2016 for public companies. Early adoption is permitted. The implementation of this ASU is not expected to have a material impact on our financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently assessing the potential impact of this ASU on our financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

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
Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying values of these financial instruments approximate their fair values due to their short term maturities.
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
The fair value of interest-bearing cash and cash equivalents and short term investments are classified as Level 1 for all periods presented.
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
Since these preferred stock warrants did not trade in an active securities market, the Company recognized a warrant liability and estimated the fair value of these warrants using a Probability-Weighted Expected Returns valuation model. Therefore, the warrant liability was considered a Level 3 measurement. All warrants outstanding immediately prior to the IPO were net exercised in connection with the initial public offering. There were no outstanding warrants as of December 31, 2015.
Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell Argatroban. The Company's customers for Argatroban are its commercial and licensing partners, therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements. The Company received a $30 million upfront payment during February 2015 and earned a $15 million

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

milestone payment received in January 2016 upon product approval in December 2015 under the terms of the Cephalon License- See "revenue recognition" below for more detail.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2015	2014	2014	2013
Net product sales, royalty and license revenues
The Medicines Company	14%	36%	45%	54%
Sandoz, Inc.	5%	55%	53%	46%
Cephalon, Inc. (Teva) - See Revenue Recognition	68%	—%	—%	—%
Other	13%	9%	2%	—%
	100%	100%	100%	100%

	December 31,	December 31,	September 31,
	2015	2014	2014
Accounts receivable
The Medicines Company	35%	61%	75%
Sandoz, Inc.	—%	35%	18%
Cephalon, Inc. (Teva) - See Revenue Recognition	57%	—%	—%
Other	8%	4%	7%
	100%	100%	100%
Currently, for argatroban, the Company uses one vendor as its sole source supplier. Because of the unique equipment and process for manufacturing argatroban, transferring manufacturing activities for argatroban to an alternate supplier would be a time consuming and costly endeavor, and there are only a limited number of manufacturers that are capable of performing this function for the Company. Our partner, Sandoz, Inc. experienced unusually high historical returns compared to their estimates in December 2015, which have decreased accounts receivable and royalty revenue by $2.9 million.
Accounts receivable as of December 31, 2015 includes a $15 million receivable related to the approval of EP-3102 Bendeka milestone from Teva Pharmaceuticals.
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
Deferred Financing Costs
Prior to the initial public offering, costs relating to obtaining Convertible Notes were capitalized and amortized over the term of the related debt using the straight line method. Amortization of deferred financing costs charged to interest expense was $0, $0, $0, and $96 for fiscal 2015, the transition period, fiscal 2014 and 2013, respectively. The unamortized balance as of December 31, 2015, December 31, 2014 and September 30, 2014 was $0.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $4,752, $1,556, $2,506 and $0 for fiscal 2015, the transition period, fiscal 2014 and 2013, respectively.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

During the transition period, fiscal 2014 and 2013, the Company sold New Jersey state NOL carry forwards, which resulted in the recognition of $1,059, $1,295, and $899 in tax benefits, respectively.
During fiscal 2015, the Company recorded an income tax provision of $3 based upon its estimated federal AMT and state tax liability.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, earned a milestone payment of $15 million and is eligible to receive up to $65 million in additional milestone payments. The $30

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in February 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing the New Drug Application on February 13, 2015, and the remaining obligations were estimated to require minimal effort. On December 8, 2015, the FDA approved Bendeka TM  (50 mL bendamustine hydrochloride) marking the achievement of a milestone which entitled the Company to receive a $15 million payment. The remaining milestones, if achieved, will be recognized in the period earned.
In addition, the Company is entitled to receive royalty payments equal to 20% of net sales of the product, if approved by the FDA.  In connection with the Cephalon License, the Company agreed to enter into a supply agreement with Cephalon, pursuant to which the Company will be responsible for supplying product to Cephalon for a specified period.
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
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2015	2014	2014	2013
Risk-free interest rate	1.42% - 2.09%	2.11% - 2.16%	1.77% - 2.16%	.95% - 2.53%
Volatility	28.4% - 32.9%	39.45%	33.64% - 64.00%	64.00%
Expected term (in years)	5.5-7.0 years	6.59 - 10.00 years	6.07 - 9.39 years	6.07 - 10.00 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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

The anti-dilutive common shares equivalents outstanding at December 31, 2015, the transition period, fiscal 2014 and 2013 were as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2015	2014	2014	2013
Series A	—	—	888,099	2,332,059
Series B	—	—	754,191	1,980,429
Series B-1	—	—	554,382	1,455,750
Series C	—	—	654,896	1,719,690
Series C warrants	—	—	56,078	147,254
Options	96,610	1,302,685	963,495	813,529
Total	96,610	1,302,685	3,871,141	8,448,711
The following table sets forth the computation for basic and diluted net income (loss) per share for December 31, 2015, the transition period, fiscal 2014 and 2013:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2015	2014	2014	2013
Numerator
Numerator for basic earnings per share-net income (loss)	$2,571	$(5,506)	$(19,643)	$(9,885)
Numerator for diluted earnings per share-net income (loss)	$2,571	$(5,506)	$(19,643)	$(9,885)
Denominator
Basic weighted average common shares outstanding	15,250,154	14,032,828	9,955,937	3,044,308
Dilutive effect of stock options	1,003,627	—	—	—
Diluted weighted average common shares outstanding	16,253,781	14,032,828	9,955,937	3,044,308
Basic net income (loss) per share
Basic net income (loss) per share	$0.17	$(0.39)	$(1.97)	$(3.25)
Diluted net income (loss) per share
Diluted net income (loss) per share	$0.16	$(0.39)	$(1.97)	$(3.25)

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

4. Inventories
Inventories consist of the following:

	December 31,	December 31,	September 30,
	2015	2014	2014
Raw material	$8,687	$—	$—
Work in process	6,044	—	—
Finished products	311	1,242	1,294
	$15,042	$1,242	$1,294

5. Property and Equipment
Property and equipment at consist of the following:

	December 31,	December 31,	September 30,	Estimated Useful Life (years)
	2015	2014	2014
Furniture and equipment	$582	$297	$297	7
Office equipment	328	204	193	3
Equipment	1,182	594	593	7
Leasehold improvements	978	41	41	2
	3,070	1,136	1,124
Less accumulated depreciation and amortization	(865)	(794)	(780)
Property and equipment, net	$2,205	$342	$344

Depreciation and amortization expense amounted to $112, $13, $104, and $135 for fiscal 2015, the transition period, fiscal 2014, and fiscal 2013, respectively.

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	December 31,	December 31,	September 30,
	2015	2014	2014
Prepaid expenses and other current assets
Prepaid product costs	$85	$1,020	$840
Prepaid FDA user fee	551	148	197
Prepaid insurance	218	183	345
Prepaid research and development	283	—	—
Prepaid income taxes	508	—	—
All other	220	289	329
Total Prepaid expenses and other current assets	$1,865	$1,640	$1,711

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Accrued Expenses
Accrued expenses consist of the following:

	December 31,	December 31,	September 30,
	2015	2014	2014
Accrued expenses
Royalties due to The Medicines Company	$6,948	$5,880	$4,707
Royalties due to SciDose	1,637	2,308	1,050
Royalties due to Sandoz, Inc.	1,249	—	—
Accrued research & development	1,784	1,307	1,498
Accrued professional fees	792	502	591
Accrued salary and other compensation	2,242	1,025	890
Accrued product costs	9,232	839	490
Deferred rent	521	—	—
All other	—	304	445
Total Accrued expenses	$24,405	$12,165	$9,671
Deferred Revenue
Deferred revenue consists of the following:

	December 31,	December 31,	September 30,
	2015	2014	2014
Deferred revenue
The Medicines Company	$—	$520	$585
Deferred Revenue for ongoing business	—	520	585
Par Pharmaceuticals Companies, Inc.	5,500	5,500	5,500
Par Pharmaceuticals Companies, Inc./Tech Transfer	500	500	500
Deferred Revenue from Asset Sales (See Note 12)	6,000	6,000	6,000
Total Deferred revenue	$6,000	$6,520	$6,585

7. Notes Payable
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The Series C Preferred Share financing (See Note 8) represented a Qualified Financing whereby the Convertible Notes for those participating investors converted to Series C Preferred Shares.
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
Warrants
Prior to the initial public offering, the Company accounted for the warrants as liability instruments. The Company estimated the initial fair value of the 944,210 warrants to be $655 using a Probability-Weighted Expected Returns valuation model. At each reporting period, any changes to the fair value of the warrants were recorded in the statements of operations. As of December 31, 2015, December 31, 2014 and September 30, 2014, there were no warrants outstanding to purchase shares of common stock.
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
Warrant Liability
On February 18, 2014, the initial public offering date, the estimated fair value of the Convertible Note warrant liability was $2,280 which resulted in a charge to other income and expense of $383. The change in the value of the warrant liability was $0, $0, $573 and $1,052 for fiscal 2015, the transition period, fiscal 2014 and 2013, respectively. As of September 30, 2013, the estimated fair value of the Convertible Note warrant liability was $1,707 which resulted in a charge to other income and expense of $1,052 for the year ended September 30, 2013. Upon the completion of the qualified offering, the warrants became exercisable into Series C Preferred Shares. The increase in the fair value of the warrant liability is primarily attributable to the liquidation preference of the Series C Preferred Shares to receive 2 times the original investment upon a liquidation event under certain circumstances.
Debt Discount
In connection with the Convertible Notes described above and as a result of the warrants issued with the Convertible Notes, the Company determined that a discount to the debt should be recorded in the amount of $655, representing its fair value and recorded as a discount to the debt instrument and amortized over the life of the instrument. The amount recorded as interest expense during fiscal 2015, the transition period, fiscal 2014 and 2013 was $0, $0, $0, and $545, respectively. Due to the conversion of the

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Convertible Notes to preferred stock, the balance of the unamortized debt discount was written off during the year ended September 30, 2013, resulting in interest expense of $545.
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
In connection with the Convertible Notes described above and as a result of the warrants issued with the Convertible Notes, the Company determined that the conversion rate represented a beneficial conversion feature. Accordingly, a discount on the notes was recorded in the amount of $655. The discount was amortized ratably with a corresponding non-cash charge to interest expense. The amount recorded as interest expense during fiscal 2015, the transition period, fiscal 2014 and 2013 was approximately $0, $0, $0, and $545, respectively. Due to the conversion of the Convertible Notes to preferred stock, the balance of the unamortized beneficial conversion feature was written off during the year ended September 30, 2013, resulting in interest expense of $545.
8. Shares Subject to Redemption — Convertible Preferred Stock
Series A Convertible preferred stock
On March 8, 2007, the Company issued 20,237,911 shares of Series A Convertible preferred stock, par value $0.001 (the "Series A preferred stock"). The outstanding shares of the Series A preferred stock (as amended in connection with the issuance of the Series B preferred stock) is redeemable after August 11, 2013 at a redemption price per share equal to the Original Issue Price of $0.971 per share plus accrued but unpaid dividends (see "Redemption" below). The outstanding Series A convertible preferred stock converted into 2,332,051 shares of common stock upon the closing of the initial public offering. The outstanding shares of the Series A preferred stock were recorded at their estimated fair value of $19,651 which equaled the sale price on the date of issuance. The amount was adjusted for net offering costs of $180. The fair value of the Series A preferred stock had been increased through periodic accretions using the interest method for dividends (see "Preferred Stock Dividends" below) so that the carrying value equals the redemption amount on the redemption date. Accumulated dividends on the Series A preferred stock as of fiscal 2015, the transition period, and fiscal 2014 was $0. The liquidation value of the Series A preferred stock was $0 as of fiscal 2015, the transition period, and fiscal 2014. The accumulated dividend through the closing date of the initial public offering on February 18, 2014 of the Series A preferred stock was $97.
Series B Convertible Preferred Stock
On August 11, 2008, the Company issued 16,052,343 shares of Series B Convertible preferred stock, par value $0.001 (the "Series B preferred stock"). The Series B preferred stock is redeemable as described above for the Series A preferred stock at a redemption price per share equal to the Original Issue Price of $1.82 per share plus accrued but unpaid dividends (see "Redemption" below). The outstanding Series B convertible preferred stock converted into 1,980,431 shares of common stock upon the closing of the initial public offering. The outstanding shares of the Series B preferred stock were recorded at their estimated fair value of $29,215, which equaled the sale price on the date of issuance. The amount was adjusted for net offering costs of $126. The fair value of the Series B preferred stock had been increased through periodic accretions using the interest method so that the carrying value equals the redemption amount on the redemption date. Accumulated dividends on redeemable shares as of fiscal 2015, the transition period, and fiscal 2014 was $0. The liquidation value of the Series B preferred stock was $0 as of fiscal 2015, the transition period, and fiscal 2014. The accumulated dividend through the closing date of the initial public offering on February 18, 2014 was $173.
Series B-1 Convertible Preferred Stock
The Company consummated an offering of Series B-1 Convertible preferred stock, par value $0.001 (the "Series B-1 Preferred Stock") to its existing investors in two stages in February 2011 and July 2011. The Company issued an aggregate of 10,177,085 shares of Series B-1 preferred stock. The Series B-1 preferred stock is redeemable at a redemption price per share equal to the Original Issue Price of $1.82 per share plus accrued but unpaid dividends (see "Redemption" below). The outstanding series B-1 convertible preferred stock converted into 1,455,753 shares of common stock upon the closing of the initial public offering. The outstanding shares of the Series B-1 preferred stock were recorded at their estimated fair value of $17,522 which equaled the sale price on the date of issuance. The amount was adjusted for net offering costs of $144. On August 2, 2012, the Company entered

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

into a Payoff and Exchange Agreement with an Officer/Director. The Company accepted a total of 549,451 shares of Series B-1 preferred stock in exchange for satisfaction of the principal amount of debt. The total number of outstanding shares of Series B-1 preferred stock was 9,331,374 as of September 30, 2013. The fair value of the Series B preferred stock had been increased through periodic accretions using the interest method so that the carrying value equals the redemption amount on the redemption date. Accumulated dividends on redeemable shares was $0 as of fiscal 2015, the transition period, and fiscal 2014. The liquidation value of the Series B-1 preferred stock was $0 as of fiscal 2015, the transition period, and fiscal 2014. The accumulated dividend through the closing date of the initial public offering on February 18, 2014 of the Series B-1 preferred stock was $125.
Series C Convertible Preferred Stock
The Company consummated an offering of Series C Convertible preferred stock, par value $0.001 (the "Series C preferred stock") on April 11, 2013. The Company issued an aggregate of 11,023,232 shares of Series C preferred stock. The Series C preferred stock is redeemable at a redemption price per share equal to the Original Issue Price of $1.82 per share plus accrued but unpaid dividends (see "Redemption" below). The outstanding series C convertible preferred stock converted into 1,719,693 shares of common stock upon the closing of the initial public offering. The outstanding shares of the Series C preferred stock were recorded at their estimated fair value of $20,062 which equaled the sale price on the date of issuance. The amount was adjusted for net offering costs of $167. The fair value of the Series C preferred stock had been increased through periodic accretions using the interest method so that the carrying value equals the redemption amount on the redemption date. Accumulated dividends on redeemable shares was $0 as of fiscal 2015, the transition period, and fiscal 2014. The liquidation value of the Series C preferred stock was $0 as of fiscal 2015, the transition period, and fiscal 2014. The accumulated dividend through closing date of the initial public offering on February 18, 2014 of the Series C preferred stock was $139.
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

Dividends were to be paid only when declared by the board of directors out of legally available funds or upon the first to occur of (i) payment of the Original Issue Price of each share of Preferred Stock in connection with a redemption or liquidation event or (ii) upon conversion of the Preferred Stock into Common Stock, unless the conversion was done in connection with a Qualified IPO or the sale of the Company under certain conditions ("Qualified Sale"), which would have caused the holder to forfeit such dividends. There were no accrued dividends for Series A, Series B, Series B-1 and Series C Preferred Stock as of fiscal 2015, the transition period, and fiscal 2014.

9. Common Stock and Stock-Based Compensation
In December 2007, the Company's board of directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's board of directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, and as of such amendment, the Company has reserved and made available 2,876,702 shares of common stock for issuance under the 2014 Plan.
The Company recognized share-based compensation in its statements of operations for the year ended December 31, 2015, the transition period, fiscal 2014 and 2013 as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2015	2014	2014	2013
Selling, general and administrative	$2,780	$144	$303	$153
Research and development	1,271	140	303	164
Total	$4,051	$284	$606	$317
The following table is a summary of the Company's stock options issued to employees, directors and consultants (amounts in thousands except per share amounts):

	Number of Stock Option Shares	Weighted Average Exercise Price	Non- Exercisable	Exercisable
Outstanding at September 30, 2013	813,259	$5.58	302,603	510,656
Granted	558,699	11.72
Exercised	(12,034)	5.34
Forfeited or expired	(50,931)
Outstanding at September 30, 2014	1,308,993	$8.16	712,901	596,092
Granted	29,000	12.61
Exercised	(4,513)	7.62
Forfeited or expired	(11,310)
Outstanding at December 31, 2014	1,322,170	$8.29	710,486	611,684
Granted	773,458	48.65
Exercised	(211,190)	7.06
Forfeited or expired	(39,596)
Outstanding at December 31, 2015	1,844,842	$25.16	1,176,140	668,702

The weighted-average grant-date fair value of options granted during the year ended December 31, 2015, the transition period, fiscal 2014 and 2013 was $15.92, $6.73, $4.61 and $1.73, respectively. As of December 31, 2015, there was $8,287 of unrecognized compensation cost, which will be expensed over the next 4 fiscal years. The total intrinsic value of options exercised during the year ended December 31, 2015 was $10,815. There were 211,190 options exercised during the year ended December 31, 2015.

The weighted average contractual terms of options outstanding as of December 31, 2015, the transition period, fiscal 2014 and 2013 was 7.5, 7.5 and 7.5 and 7.0 years, respectively.

The aggregate pre-tax intrinsic value of options outstanding as of December 31, 2015, the transition period, fiscal 2014 and 2013 was $54.7 million, $9.6 million, $5.9 million, and $0.2 thousand, respectively.
10. Income Taxes
The (benefit) provision for income taxes shown in the statement of operations is net of $3, $4, $4 and $2 for minimum state taxes for the years ended December 31, 2015, the transition period, fiscal 2014, and fiscal 2013, respectively.

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

A reconciliation of income taxes at the U.S. federal statutory rate to the benefit for income taxes is as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2014	2013
Federal tax provision (benefit) at statutory rate	34.00%	(34.00)%	(34.00)%	(34.00)%
State tax benefit, net of Federal benefits	0.12%	(19.18)%	(6.72)%	(12.95)%
Non-cash interest and change in fair value of warrants liability	—%	(0.01)%	1.07%	13.82%
Meals and entertainment and other	0.91%	0.08%	—%	—%
Change in valuation allowance	(25.15)%	31.25%	32.25%	25.11%
Other	—%	—%	0.06%	0.22%
Research & Development Credit	(9.76)%	2.68%	0.62%	(5.14)%
Tax provision (benefit)	0.12%	(19.18)%	(6.72)%	(12.94)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

	December 31,		September 30,
	2015	2014	2014	2013
Deferred tax assets
Net operating loss carryforward	$30,837	$33,286	$32,527	$26,984
Research & development credit	2,790	2,790	1,886	2,033
Prepaid research & development expenses	1,884	2,264	2,354	2,573
Deposit Reserve	93	—	—	—
Charitable contribution carryforward	64	71	80	28
Patent costs	57	68	70	77
Accrued vacation pay	36	34	54	—
Other intangibles	26	33	34	39
Stock based compensation	2,100	1,057	944	688
Fixed assets	12	12	—	161
Other	2	11	2	2
Accrued bonus	705	309	204	—
Advance billings	—	208	234	208
Deferred compensation	—	109	—	—
Returns and allowances	—	—	—	24
Total deferred tax assets	38,606	40,252	38,389	32,817
Deferred tax liabilities
Prepaid expenses	81	66	138	47
Other	7	7	—	—
Fixed assets	—	—	5	—
Total deferred tax liabilities	88	73	143	47
Net deferred tax assets	38,518	40,179	38,246	32,770
Valuation allowance	$(38,518)	$(40,179)	$(38,246)	$(32,770)

United States federal and state net operating losses of $10,300 represent excess tax benefits from the exercise of share based awards which will be recorded in additional paid-in capital when realized.

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Realization of the net deferred tax asset is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax asset has been offset by a full valuation allowance. The valuation allowance decreased by $(1,661) as of December 31, 2015.
As of December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $99,453 and $26,285, respectively. As of December 31, 2015, the Company also had a federal and state research and development tax credit carryforwards of approximately $2,790 and $0, respectively. These net operating loss carryforwards and credits expire at various times through 2035.

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
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination.
The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2015 nor did the Company record any amount for the implementation of ASC 740-10-25.
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
The Company received approval to sell a portion of the Company's New Jersey net operating losses and tax credits as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology firms with unused net operating loss carryovers and unused research and development credits are allowed to sell these benefits to other firms. The Company has participated in the Technology Business Tax Certificate Program since 2009. The most recent sales are detailed below:

There were no New Jersey state net operating carryforwards sold during 2015. During the three months ended December 31, 2014 the Company sold New Jersey state net operating loss (NJ NOL) carry forwards and tax credits totaling $12,588 and $15, respectively for net proceeds of $1,059 which is reflected as a tax benefit in the transition period. During the year ended September 30, 2014, the Company sold New Jersey state net operating loss (NJ NOL) carry forwards and tax credits totaling $25,389 and $177, respectively for net proceeds of $1,295 which is reflected as a tax benefit in fiscal year 2014. In fiscal year ended September 30, 2013, the Company sold net operating losses and tax credits totaling $11,029 and $95, respectively for net proceeds of $899 which is reflected as a tax benefit in fiscal year 2013.

11. License Agreements of Development and Commercialization Rights
Development
On February 13, 2015, Eagle entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to the Company's bendamustine hydrochloride (HCl) rapid infusion product for treatment of patients with chronic lymphocytic leukemia and patients with indolent B-cell non-Hodgkin lymphoma. Pursuant to the terms of the Cephalon License, Cephalon is responsible

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

for all U.S. commercial activities for the product including promotion and distribution, and Eagle is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

Under the terms of the Cephalon License, Eagle received an upfront cash payment of $30.0 million, earned a milestone payment of $15.0 million and Eagle is currently eligible to receive up to $65.0 million in additional milestone payments. In addition, Eagle is entitled to receive royalty payments of 20% on net sales of the product, if approved by the FDA. In connection with the Cephalon License, Eagle entered into a supply agreement with Cephalon, pursuant to which Eagle will be responsible for supplying product to Cephalon for a specified period. Additionally, on February 13, 2015, Eagle and Cephalon entered into a Settlement and License Agreement (the "Cephalon Settlement Agreement"), pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270 and Cephalon filed a consent judgment between Cephalon and Eagle acknowledging the validity and enforceability of the ‘270 patent (the "Consent Judgment").

On October 13, 2015, the Company entered into an exclusive U.S. licensing agreement with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Docetaxel Injection Concentrate, Non-Alcohol Formula, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment upon executing the agreement which was expensed and is included in research and development and an additional payment of $4,850 upon FDA approval and NDA transfer to Eagle, which occurred in January 2016, and double-digit royalties on gross profits.

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
Commercialization Rights
In May 2008, the Company entered into a collaborative product development agreement with a Branded product company, whereby the Company has agreed to develop a product for the Brand Company. Under the terms of the agreement, the Brand Company acquired the exclusive worldwide rights to market the product for ten years following approval. The Company will receive a royalty on net sales of the product, dependent upon the achievement of certain goals. In addition, the Company received $750 upon signing which was non-refundable and recorded as revenue in the year it was received and it will receive milestones of up to $13,000 upon the achievement of certain goals. The Brand Company is also required to pay all out of pocket costs related to the project and also made payments to the Company totaling $2,000 for the development of the product, payable at $200 per month commencing in April 2008. In July 2013, an arbitration settlement between the two companies was reached. The Company then terminated the contract; therefore, no additional revenues will be recognized.
12. Asset Sales
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
During fiscal year 2010 and 2011, the Company divested another non-core product and received proceeds of $6,500, comprised of $5,500 as a signing milestone which is recorded in deferred revenues and $500 for the initiation of Tech Transfer of which $250 remains in deferred revenues and a second payment of $500 for the completion of the Tech Transfer of which $250 remains in deferred revenues. Under the terms of this agreement, the licensor must obtain all of the following milestones in order for the Company to earn the revenues. These milestones are a) the receipt of an approval letter from the FDA, b) acknowledgment from the FDA that no further clinical studies will be needed and c) an approval letter from the FDA. If these milestones are not met, then the $6,000 in total included in deferred revenue on the balance sheet at December 31, 2015, December 31, 2014 and September 31, 2014 must be refunded and the product rights are returned to the Company. Recent communications between the Company and purchaser have taken place and further clarification is required to determine if the amounts previously recorded as deferred revenue may be recognized as revenue.
In addition, the Company may receive additional milestones of up to $3,000 in the future, dependent on the licensor's actively selling the product in an exclusive market position.
See Note 6 for a summary of Deferred Revenue related to the Asset Sales.
13. Commitments
At December 31, 2015, the Company has purchase obligations in the amount of $6,879 which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product and research and development.
The Company leases its office space under a lease agreement that expires on June 30, 2020. Rental expense was $514, $68, $277 and $314 for fiscal 2015, the transition period, fiscal 2014 and 2013, respectively. The remaining future lease payments under the operating lease are $2,488 as of December 31, 2015, payable monthly through June 30, 2020 as follows:

	Total	2016	2017	2018	2019	2020	Beyond
Operating lease obligations	$2,488	515	564	564	564	281	—

14. Arbitration
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
15. Legal Proceedings
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

In February 2016, The Medicines Company (“MDCO”) filed a complaint against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (the “Bivalirudin Product”). The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing the Bivalirudin Product, and that the Company's Bivalirudin Product infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims exists under the LDA. The Company disputes the allegations and believes it has meritorious defenses to all of MDCO’s allegations.

EAGLE PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

15. Selected Quarterly Financial Data - Unaudited
A summary of quarterly financial information for fiscal 2015 and fiscal 2014 is as follows:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Fiscal Year 2015
	2015	2015	2015	2015
	(in thousands except share and per share amounts)
Revenue	$36,309	$6,002	$5,736	$18,180	$66,227
Income (Loss) from operations	$20,090	$(8,335)	$(10,388)	$1,193	$2,560
Net income (loss) attributable to common stockholders	$19,697	$(8,177)	$(10,167)	$1,218	$2,571
Income (loss) per share attributable to common stockholders- basic	$1.38	$(0.53)	$(0.65)	$0.08	$0.17
Income (loss) per share attributable to common stockholders- diluted	$1.31	$(0.53)	$(0.65)	$0.07	$0.16

	For the Quarter Ended
	December 31,	March 31,	June 30,	September 30,	Total Fiscal Year 2014
	2013	2014	2014	2014
	(in thousands except share and per share amounts)
Revenue	$5,492	$5,005	$5,792	$2,810	$19,099
Loss from operations	$(3,065)	$(3,603)	$(2,982)	$(9,107)	$(18,757)
Net loss attributable to common stockholders	$(4,387)	$(3,218)	$(2,934)	$(9,104)	$(19,643)
Loss per share attributable to common stockholders- basic	$(1.44)	$(0.36)	$(0.21)	$(0.65)	$(1.97)
Loss per share attributable to common stockholders- diluted	$(1.44)	$(0.36)	$(0.21)	$(0.65)	$(1.97)