Form 10-K/A
period 2015-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2016-04-29
CIK 827871

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $739,767,440 computed by reference to the last reported sale price of $80.86 per share as reported by The NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 15, 2016 was 15,636,387 shares.

EXPLANATORY NOTE

Eagle Pharmaceuticals, Inc. (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed with the U.S. Securities and Exchange Commission, or the SEC, on February 29, 2016 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”). The Part III Information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that in the event that our definitive proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form 10-K, the information in Part III may be incorporated by reference from an amendment to the Original Form 10-K filed no later than 120 days after the end of the fiscal year covered by the Original Form 10-K. Because we do not anticipate that our definitive proxy statement will be filed within 120 days after the fiscal year covered by the Original Form 10-K, we are filing this Amendment to include the Part III Information.

This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.  This Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC.

EAGLE PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2015

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our board of directors is currently comprised of seven directors.  The current executive officers and directors, their ages and positions, as well as certain biographical information of these individuals, are set forth below.  The ages of the individuals are provided as of December 31, 2015.

There are no family relationships between any director, named executive officer, or person nominated or chosen to become a director or executive officer.

Executive Officers and Directors	Age	Position
Scott Tarriff	56	President and Chief Executive Officer, Director
David E. Riggs	63	Chief Financial Officer
Steven L. Krill, Ph.D.	56	Executive Vice President and Chief Scientific Officer
Adrian Hepner, M.D., Ph.D.	54	Executive Vice President and Chief Medical Officer
Jay Moorin	64	Chairman of the Board, Director
Steven Ratoff	73	Director
Sander Flaum	78	Director
Michael Graves	53	Director
Alain Schreiber, M.D.	60	Director
David Pernock	63	Director

Scott Tarriff is our founder and has served as our President and Chief Executive Officer and as a member of our board of directors since our inception in January 2007. Prior to joining Eagle, Mr. Tarriff held various executive positions at Par Pharmaceutical Companies, Inc., a publicly-traded developer, manufacturer and marketer of specialty pharmaceuticals, including as president and chief executive officer from September 2003 to September 2006, after joining Par in 1998. Mr. Tarriff also served on Par’s board of directors from 2002 to September 2006. Prior to that, Mr. Tarriff held various positions with Bristol-Meyers Squibb, a publicly-traded biopharmaceutical company, including senior director-marketing. Mr. Tarriff has served as a director of Synthetic Biologics, Inc., a publicly-traded biotechnology company, since February 2012 and as a director of Ziopharm Oncology, Inc., a publicly-traded biotechnology company, since September 2015 and previously served on the board of directors of Clinical Data, Inc., a publicly-traded pharmaceutical company, from September 2009 to April 2011 when Clinical Data was acquired by Forest Laboratories, Inc. Mr. Tarriff holds a B.S. in marketing from Pennsylvania State University and an M.B.A. from Rider College. Our board of directors believes that Mr. Tarriff’s extensive knowledge of our business, his management experience in the pharmaceutical industry, as well as his operational expertise, qualifies him to serve on our board of directors and as our President and Chief Executive Officer.

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

Steven L. Krill, Ph.D. has served as our Chief Scientific Officer since February 2013. He held the position of Vice President of Pharmaceutical Development from October 2011 to February 2013. Dr. Krill served as the vice president of scientific affairs at Teva Parenteral Medicines from March 2009 to August 2011. Dr. Krill held the positions of vice president pharmaceutical research and development (December 2005 until March 2009) and director of pharmaceutics and investigational supplies (from May 2002 to December 2005) at Boehringer Ingelheim. Prior to that, Dr. Krill held various management positions at Lipocine

Inc., Novartis Pharmaceuticals and Abbott Laboratories.  Dr. Krill is an author of over 30 publications and inventor of multiple patents in the area of drug delivery. Dr. Krill holds a B.S. in pharmacy and an M.S. in pharmaceutical sciences from the University of Cincinnati and a Ph.D. in Pharmaceutics from the University of Utah.

Adrian Hepner, M.D., Ph.D. has served as our Executive Vice President and Chief Medical Officer since January 2016, and previously served as our Executive Vice President, Clinical Research, Medical & Regulatory Affairs from January 2015 to January 2016. Dr. Hepner has over 25 years of experience in U.S. and international clinical research and drug development. Included in his experience is the development and implementation of the clinical and regulatory strategy for a number of products from early stage development through successful New Drug Application and European Union regulatory filings. After receiving his M.D. degree, Dr. Hepner completed visiting research physician experiences in the Department of Psychiatry at Harvard Medical School, the Department of Neurology at the National Institute of Mental Health, and a post-doctoral fellowship in neuropharmacology at the University of Ottawa. Additionally, he spent 17 years in neuropsychiatry private practice and participated in multiple clinical research studies. Dr. Hepner’s pharmaceutical industry experience includes 15 years of progressively increasing drug development responsibilities. He had a leading role in the regulatory and clinical activities for FDA approval of the first product for pseudobulbar affect, as well as the successful completion of placebo-controlled studies in other indications. Most recently, Dr. Hepner held the role of vice president of clinical research and medical affairs at BioDelivery Sciences International (BDSI), where he led the regulatory review process for the first buccal film approved for the maintenance treatment of opioid dependence and had a critical role in its commercial launch. Prior to BDSI, Dr. Hepner was senior medical director at UCB BioSciences, Inc., where he was responsible for global development projects in the central nervous system therapeutic area. He was also vice president of clinical research at Avanir Pharmaceuticals and led global clinical research projects in Latin America for Teva Pharmaceuticals.

Jay Moorin has served as a member of our board of directors since March 2007. In October 2013, our board of directors elected Mr. Moorin chairman of the board. Since 1998, Mr. Moorin has served as a founding general partner of ProQuest Investments, a healthcare venture capital firm. From 1991 to 1998, Mr. Moorin served as president and chief executive officer of Magainin Pharmaceuticals Inc., a publicly-traded biopharmaceutical company, and also served as chairman of its board of directors from 1996 to 1998. Previously, Mr. Moorin served as managing director of healthcare banking at Bear Stearns & Co. Inc. and vice president of marketing and business development at a division of the ER Squibb Pharmaceutical Company. Currently, Mr. Moorin serves on the board of directors of Mevion, a private radiation therapy company, and serves as a trustee of the Equinox Funds Trust. Mr. Moorin held the position of adjunct senior fellow of the Leonard Davis Institute of Health Economics at the University of Pennsylvania from 1997 to 2012. Previously, Mr. Moorin served on the board of directors of numerous public and private healthcare companies. Mr. Moorin holds a B.A. in economics with distinction from the University of Michigan. Our board of directors believes that Mr. Moorin’s extensive senior management background and experience in the biotech, investment banking and pharmaceutical industries as well as his service on the board of directors of public and private companies qualifies him to serve on our board of directors.

Steven B. Ratoff is a private investor who has served as a member of our board of directors since March 2007. From January 2010 to February 2016, Mr. Ratoff served as chairman of the board and chief executive officer of Novadel Pharma, Inc. a specialty pharmaceutical company. Mr. Ratoff’s prior experience includes serving as a venture partner for ProQuest Investments from December 2004 to December 2013 and as chief executive officer of CIMA Labs, Inc., a specialty pharmaceutical company acquired by Cephalon in 2004. In addition, Mr. Ratoff served as chief financial officer of the Brown-Forman Company from 1995 to 2001. Mr. Ratoff holds a B.S. in business administration from Boston University and an M.B.A. with distinction from the University of Michigan. Our board of directors believes that Mr. Ratoff’s extensive executive experience and background in the global pharmaceutical and consumer products industries as well as his strong financial background qualifies him to serve on our board of directors.

Sander Flaum has served as a member of our board of directors since March 2007. Since January 2005, Mr. Flaum has served as a principal of Flaum Navigators, a healthcare consultancy firm that he founded. Mr. Flaum has also served as the chief executive officer of Flaum Partners, Inc., a healthcare consultancy firm he founded, since August 2004. From 1991 to 2002, Mr. Flaum served as chairman and chief executive officer of Robert A. Becker Euro RSCG Becker (now Havas Health). Prior to that, Mr. Flaum held various positions during an 18-year career at Lederle Laboratories, a private vaccine manufacturer that is now Wyeth Pharmaceuticals, including as marketing director of prescription products, vaccines and generics. Mr. Flaum is a member of the Euro RSCG Healthcare Global Network, and he has served as its co-chairman since 1998. Mr. Flaum also serves on the board of directors of The Fisher College of Business at The Ohio State University, The James Cancer Center at the OSU Medical Center and the Fordham Graduate School of Business. In addition, Mr. Flaum serves on the boards of Lime Connect and Marathon Pharmaceuticals. Mr. Flaum is an adjunct professor of leadership and executive-in-residence at the Fordham University Graduate School of Business, where he chairs the Fordham Leadership Forum. Mr. Flaum holds a B.A. from The Ohio State University and an M.B.A. from Fairleigh Dickinson University. Our board of directors believes that Mr. Flaum’s extensive experience in the pharmaceutical and biotech industries qualifies him to serve on our board of directors.

Michael Graves has served as a member of our board of directors since November 2013. In January 2012 Mr. Graves joined the board of directors of RiboCor, Inc. and in December 2011, Mr. Graves was appointed chairman of the board of directors of Nanocopoeia, Inc., both private pharmaceutical companies. From May 2007 to July 2011, Mr. Graves served as the chief executive officer and president of Paddock Laboratories, Inc., a pharmaceutical company engaged in the manufacture, distribution and marketing of bioequivalent generic pharmaceuticals. From September 2005 to November 2006, Mr. Graves served as president of the generic products division at Par Pharmaceutical Companies, Inc., a publicly-traded developer, manufacturer and marketer of specialty pharmaceuticals. While at Par, Mr. Graves oversaw the strategy development of Par’s generic pharmaceutical business. Beginning in 1998, Mr. Graves served as director of marketing and sales operations of Par, and in 2004, Mr. Graves was promoted to senior vice president of corporate development and strategic planning. Mr. Graves served in this position until his promotion to president of the generic products division in September 2005. Mr. Graves holds a B.S. from State University College of New York at Buffalo. Our board of directors believes that Mr. Graves’ extensive experience in marketing, sales, business development and operations qualifies him to serve on our board of directors.

Alain Schreiber, M.D. has served as a member of our board of directors since September 2012. Since 2000, Dr. Schreiber has served as a general partner of ProQuest Investments. From 1992 to 2000, Dr. Schreiber served as president, chief executive officer and a director of Vical, Inc., a publicly-traded biopharmaceutical company. Prior to that, Dr. Schreiber held various management positions with Rhône-Poulenc Rorer Inc., a pharmaceutical company that is now part of Sanofi, including senior vice president of discovery research. Dr. Schreiber served on the board of directors of Cadence Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, from July 2004 to June 2007. Dr. Schreiber also served on the board of directors of Optimer Pharmaceuticals Inc., a publicly-traded biopharmaceutical company, from May 2001 to May 2010. Dr. Schreiber also currently serves on the board of directors of numerous private pharmaceutical companies. Dr. Schreiber holds a B.S. in chemistry and an M.D. from the Free University in Brussels, Belgium. Subsequently, he was a postdoctoral fellow at the Weizmann Institute of Science in Israel. Our board believes that Dr. Schreiber’s extensive industry experience and a depth of drug development expertise, as well as his service on the board of directors of public and private companies, qualifies him to serve on our board of directors.

David Pernock has served as a member of our board of directors since April 2015. Mr. Pernock has served as chairman of the board of birectors since September 2009 and as chief executive officer since February 2010 of Fibrocell Science, Inc., a publicly-traded autologous cell and gene therapy company.  From December 1993 until November 2009, Mr. Pernock held various positions at GlaxoSmithKline, eventually serving as senior vice president of pharmaceuticals, vaccines (biologics), oncology, acute care, and HIV divisions. From May 2009 until February 2011, Mr. Pernock served as a director of Martek Biosciences Corporation. Mr. Pernock holds a B.S. in business administration from Arizona State University. Our board of directors believes that Mr. Pernock’s extensive industry and management experience qualify him to serve on our board of directors.

Board Composition

Our business and affairs are organized under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.

Our board of directors has determined that all of our directors other than Scott Tarriff are independent directors, as defined by Rule 5605(a)(2) of the listing rules of the Nasdaq Stock Market.

Our board of directors is divided into three classes, as follows:

•                  Class II, which consists of Sander Flaum and Scott Tarriff, and whose terms will expire at our annual meeting of stockholders to be held in 2016;

•                  Class III, which consists of Steven Ratoff and Jay Moorin, and whose terms will expire at our annual meeting of stockholders to be held in 2017; and

•                  Class I, which consists of Michael Graves, Alain Schreiber and David Pernock, whose terms will expire at our annual meeting of stockholders to be held in 2018.

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

Board Leadership Structure

Our board of directors is currently chaired by Jay Moorin. As a general policy, our board of directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the board of directors as a whole. As such, Mr. Tarriff serves as our President and Chief Executive Officer while Jay Moorin serves as our Chairman of the board of directors but is not an officer.

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

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. From time to time, the board may establish other committees to facilitate the management of our business. Each committee operates under a charter that has been approved by our board of directors. Current copies of each committee’s charter are posted on the “Investors—Corporate Governance” section of our website, www.eagleus.com. Our website and its contents are not incorporated into this Amendment No. 1 to Annual Report on Form 10-K/A.

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

Our board of directors has determined that Steven Ratoff qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the listing rules of the Nasdaq Stock Market. In making this determination, our board has considered Mr. Ratoff’s extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market.

Compensation Committee

Our compensation committee currently consists of Jay Moorin, Michael Graves and David Pernock. The chairperson of our compensation committee is currently Jay Moorin. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and satisfies the Nasdaq Stock Market independence requirements. The functions of this committee include, among other things:

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market. Under this charter, the nominating and corporate governance committee has the power and authority to consider recommendations for nominees to our board of directors and proposals submitted by our stockholders and to establish any policies, requirements, criteria and procedures, including policies and procedures to facilitate stockholder communications with our board of directors, to recommend to our board of directors appropriate action on any such proposal or recommendation and to make any disclosures required by applicable law in the course of exercising its authority.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal year 2015, with the exception of (i) one Form 4 reflecting a March 13, 2015 option grant to Jay Moorin; (ii) one Form 4 reflecting a March 13, 2015 option grant to Alain Schreiber; (iii) one Form 4 reflecting, in part, a sale of shares of our common stock by Scott Tarriff on March 20, 2015; (iv) one Form 4 reflecting, in part, a sale of shares of our common stock by Sander Flaum on March 20, 2015; and (v) one Form 4 reflecting the exercise of options and sale of shares of our common stock by Paul Bruinenberg on March 4, 2015 and March 5, 2015.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Overview

We became a public company in February 2014, and we filed our fiscal year 2014 Annual Report on Form 10-K/A in January 2015 to include executive compensation and other information under the scaled reporting rules applicable to emerging growth companies.  Because we are no longer an emerging growth company, this year’s Annual Report on Form 10-K/A includes additional detail regarding executive compensation that was not included last year, including: this Compensation Discussion and Analysis; an additional year of reporting history in our Summary Compensation Table; and additional compensation tables for “Grants of Plan-Based Awards,” “Option Exercises and Stock Vested,” and “Potential Payments upon Termination or Change in Control.”

On January 20, 2015, our board of directors approved a change in our fiscal year end from September 30 to December 31, as disclosed in a Current Report on Form 8-K filed with the SEC on January 20, 2015. As a result, below we have included disclosures in certain tables, including our Summary Compensation Table, covering the three-month transition period of October 1, 2014 through December 31, 2014 (in addition to the twelve-month period of January 1, 2015 through December 31, 2015).  Unless otherwise stated, all references to “fiscal year ending” or “year ended” pertain to the twelve-month period covering January 1, 2015 through December 31, 2015, and all references to the “transition period” pertain to the three-month period covering October 1, 2014 through December 31, 2014.

This Compensation Discussion and Analysis provides an overview of the material components of our executive compensation program for the fiscal year ended December 31, 2015, for our “named executive officers” listed below.  This discussion and analysis is intended to assist our stockholders with understanding the information provided in the compensation tables included herein and to provide additional context regarding our overall compensation program.  In addition, we explain how and why our board of directors and compensation committee determined our compensation policies and specific compensation decisions for our named executive officers during and for fiscal year 2015.

Our named executive officers for the fiscal year ended December 31, 2015, which consist of our principal executive officer, principal financial officer, and our three most highly compensated executive officers in 2015 (other than our principal executive officer and principal financial officer, and including an executive officer who is no longer employed by us) are as follows:

•                  Scott Tarriff, our President and Chief Executive Officer;

•                  Steven L. Krill, Ph.D., our Executive Vice President and Chief Scientific Officer;

•                  David E. Riggs, our Chief Financial Officer;

•                  Adrian Hepner, M.D., Ph.D., our Executive Vice President and Chief Medical Officer; and

•                  Paul Bruinenberg, M.D., our former Chief Medical Officer.

Executive Summary

2015 was an extraordinary year for our company.  Highlights of our performance in 2015 include:

•                  As of December 31, 2015, our stock price on a year-over-year basis had increased meaningfully, from $15.50 per share on December 31, 2014 to $88.67 per share on December 31, 2015, a 572% increase.

•                  2015 was our first full year of profitability.

•                  In February 2015, we entered into an Exclusive License Agreement with Cephalon, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., for U.S. and Canadian rights to EP-3102 Bendeka for treatment of patients with chronic lymphocytic leukemia and patients with non-Hodgkin’s lymphoma.

•                  In November 2015, we entered into a Co-Promotion Agreement with Spectrum Pharmaceuticals, Inc. under which the Spectrum 32-person Corporate Accounts Sales Team will dedicate 80% of its time to selling and marketing up to six of our products over a period of at least 18 months.

•                  In December 2015, we received FDA approval of a new non-alcohol formulation of the anti-cancer drug, docetaxel.

•                  In December 2015, we completed and reported the successful outcome of the safety and efficacy study treating exertional heat stroke patients with Ryanodex.

Our compensation committee has closely reviewed these significant corporate achievements in determining their compensation decisions and rewarding our named executive officers with compensation that reflects the performance of our business and our stock, in line with our compensation philosophy.

The important features of our executive compensation program include the following:

✓              We tie pay to performance.  We structure a significant portion of our named executive officers’ target total direct compensation opportunity to be variable, at risk and tied directly to our measurable performance.  For 2015, 79% of our Chief Executive Officer’s total reported compensation and an average of 76% of our other named executive officers’ total reported compensation (excluding Dr. Bruinenberg’s and Dr. Hepner’s compensation, neither of whom were named executive officers for the full year in 2015) was linked to performance, consisting of annual performance bonus earned and equity incentives awarded, as reported in the “Summary Compensation Table.”

✓              Our executive bonuses are tied to meeting corporate objectives.  Our annual performance-based bonus opportunities for our named executive officers are tied to our achievement of annual corporate objectives established each year.  In 2015, each of our named executive officers (other than Dr. Bruinenberg) received annual bonuses of 150% of their target bonus opportunities because we exceeded our specified corporate objectives for 2015, as described in further detail below.

✓              We emphasize long-term incentive compensation in the form of stock options.  Stock options are an integral part of our executive compensation program, and comprise the primary “at risk” portion of our named executive officer compensation package.  We consider stock options performance-based because they provide value only if the market price of our common stock increases, and if the executive officer continues in our employment over the vesting period.  These awards strongly align our executive officers’ interests with those of our stockholders by providing a continuing financial incentive to maximize long-term value for our stockholders and by encouraging our executive officers to remain in our long-term employ.  Stock options are also the predominant vehicle among biopharmaceutical companies of our stage of development, and 93% of the peers we used for our 2015 compensation decisions delivered named executive officer annual equity awards via options, with 73% of peers granting annual equity awards to named executive officers solely in the form of stock options.

✓              We do not provide our executive officers with any excise tax or other tax gross-ups.

✓              We generally do not provide any executive fringe benefits or perquisites to our executive officers, such as car allowances, personal security, or financial planning advice.

✓              Our compensation committee has retained an independent compensation consultant to provide assistance in the discharge of its responsibilities.  Our compensation committee has engaged Compensia, who advises the compensation committee on market practices so that our compensation committee can regularly assess our executive compensation program against our peer companies, the general marketplace and other industry data points.

Objectives, Philosophy and Elements of Compensation

The overall objectives of our executive compensation program and policies are to:

•                  attract, retain and motivate superior executive talent;

•                  provide incentives that reward the achievement of performance goals that directly correlate to the enhancement of stockholder value, as well as to facilitate executive retention; and

•                  align our executives’ interests with those of our stockholders through long-term incentives.

Our executive compensation program generally consists of, and is intended to strike a balance among, the following three principal components: base salary, annual performance-based bonuses and long-term incentive compensation. We also provide our executive officers with severance and change-in-control payments and benefits, as well as other benefits generally available to all our employees, including retirement benefits under the company’s 401(k) plan and participation in employee benefit plans.  The following table summarizes the three principal components of compensation, their objectives and key features.

Element of Compensation	Objectives	Key Features
Base Salary (fixed cash)	Provides financial stability and security through a fixed amount of cash for performing job responsibilities.

Generally reviewed annually at the beginning of the year and determined based on a number of factors (including individual performance, internal equity, retention, expected cost of living increases and the overall performance of our company) and by reference to market data provided by our independent compensation consultant.

Performance Bonus (at-risk cash)	Motivates and rewards for attaining rigorous annual corporate performance goals that relate to our key

Target bonus amounts, calculated as a percentage of base salary, are generally reviewed annually at the beginning of the year and determined based upon positions that have similar impact on the organization

Element of Compensation	Objectives	Key Features
business objectives.

and competitive bonus opportunities in our market. Bonus opportunities are dependent upon achievement of specific corporate performance objectives, generally determined by the compensation committee and board of directors and communicated at the beginning of the year.

Actual bonus amounts earned are determined after the end of the year, based on achievement of the designated corporate performance objectives.

Long-Term Incentive (at-risk equity)

Motivates and rewards for long-term company performance; aligns executives’ interests with stockholder interests and changes in stockholder value.

Attracts highly qualified executives and encourages their continued employment over the long-term.

Annual equity opportunities are generally reviewed and determined annually at the beginning of the year or as appropriate during the year for new hires, promotions, or reward for significant achievement.

Individual awards are determined based on a number of factors, including current corporate and individual performance, outstanding equity holdings and their retention value and total ownership, historical value of our stock, internal equity among executives and market data provided by our independent compensation consultant.

Equity awards are provided in the form of stock options that typically vest over a four-year period.

In evaluating our executive compensation programs and policies, as well as the short-term and long-term value of our executive compensation plans and arrangements, we consider both the performance and skills of each of our executive officers, as well as the compensation paid to executives in similar companies with similar responsibilities. We focus on providing a competitive compensation package that provides significant short-term and long-term incentives for the achievement of measurable corporate objectives.   We believe that this approach provides an appropriate blend of short-term and long-term incentives to maximize stockholder value.

We do not currently have any formal policies for allocating compensation among base salary, performance-based bonus awards and equity awards, short-term and long-term compensation or among cash and non-cash compensation. Instead, our compensation committee uses its judgment to establish a target total direct compensation opportunity for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. However, a significant portion of our named executive officers’ target total direct compensation opportunity is comprised of performance-based bonus opportunities and long-term equity awards, in order to align the executive officers’ incentives with the interests of our stockholders and our corporate goals.

Role of the Compensation Committee and Executive Officers in Setting Executive Compensation

As further described above, our compensation committee, comprised entirely of independent directors, is responsible for administering our executive compensation program and operates under a written charter.  Among other things, the role of the compensation committee is to oversee our executive compensation programs, policies and plans, and to review and determine, as appropriate, the compensation to be paid to our executive officers and directors.  As necessary, and if deemed appropriate by our compensation committee, the compensation committee may also make recommendations to the full board of directors for approval of certain compensation decisions relating to our named executive officers.

In making its executive compensation determinations, our compensation committee and, if applicable, the full board of directors, considers recommendations from our Chief Executive Officer for executive officers other than himself. In making his recommendations, our Chief Executive Officer has access to various third party compensation surveys and compensation data provided by the independent compensation consultant to the compensation committee, as described below. While our Chief Executive Officer discusses his recommendations for the other executive officers with the compensation committee, he does not participate in the deliberations concerning, or the determination of, his own compensation. In addition to our Chief Executive Officer, our Chief Financial Officer, as well as members of our management and our legal department also attend compensation committee meetings from time to time and may take part in discussions of executive compensation.  From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, provide financial or other background information or advice or otherwise participate in compensation committee meetings.  No executive officer is present during voting or deliberations on his or her own compensation.

Role of our Compensation Consultant

Our compensation committee has the sole authority to retain compensation consultants to assist in its evaluation of executive compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. As in 2014, for purposes of evaluating 2015 compensation for each of our executive officers and making 2015 compensation decisions, our compensation committee retained Compensia, a national compensation consultant, to assist it in reviewing our executive compensation program and to ensure that our compensation program remains competitive in attracting and retaining talented executives.

During 2015, Compensia assisted the compensation committee in selecting a group of peer companies to use as a reference in understanding the competitive market, evaluating current pay practices and philosophies and considering compensation and corporate governance best practices.  As described further below, Compensia also prepared an analysis of our compensation practices with respect to base salaries, annual bonuses and long-term incentive compensation compared to competitive market practices.  Compensia reports directly to the compensation committee, which maintains the authority to direct their work and engagement, and advises the compensation committee from time to time.  Compensia interacts with management to gain access to company information that is required to perform its services and to understand the culture and policies of our organization.

The compensation committee has considered whether the work of Compensia has raised any conflict of interest, taking into account the following factors: (i) the amount of fees paid to Compensia, as a percentage of the firm’s total revenue; (ii) the provision of other services to us by Compensia; (iii) Compensia’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the individual compensation advisors with any member of the compensation committee; (v) any business or personal relationship of Compensia or the individual compensation advisors employed by the firm with any of our executive officers and (vi) any shares of our common stock owned by the individual compensation advisors employed by Compensia. Based on the above factors, the compensation committee has concluded that the work of Compensia and the individual compensation advisors employed by Compensia has not created any conflict of interest.

Use of Competitive Market Data

We strive to attract and retain the most highly qualified executive officers in an extremely competitive market. Accordingly, our compensation committee believes that it is important when making its compensation decisions to be informed as to the competitive market for executive talent, including the current practices of comparable public companies with which we compete for such talent. Consequently, our compensation committee reviews market data for each executive officer’s position, compiled by Compensia as described below.

In 2014, with the assistance of Compensia, the compensation committee approved a peer group of companies for use as a reference when determining the 2015 compensation of our executive officers. This peer group was selected from among publicly-traded pharmaceutical and biotechnology companies based in the U.S., based on the comparability of revenue, market capitalization, and headcount. Our compensation committee believes that the companies selected for this peer group were broadly comparable to us, and represented our labor market for talent for key leadership positions at the time the compensation decisions for 2015 were made. This peer group consisted of the following companies:

AcelRx Pharmaceuticals	DURECT	Sorrento Therapeutics
Alexza Pharmaceuticals	Galena Biopharma	Sunesis Pharmaceuticals
Ampio Pharmaceuticals	Omeros	Threshold Pharmaceuticals
Aradigm	Pain Therapeutics	XenoPort
BioDelivery Sciences	Repros Therapeutics	Zogenix

The compensation committee used the peer group to determine the various compensation levels and programs of similar companies that are competing for talent in the pharmaceutical business.  In addition, the peer group provided a framework from which the compensation committee could determine a compensation program that would effectively attract, retain, and incentivize management.

The compensation committee regularly reviews our peer group to determine if adjustments are necessary to ensure that the data derived from the group continues to represent current market practices. From time to time, our compensation committee will revise the peer group when it determines that additional or different peer companies or groups are necessary to provide appropriate information on market practices and compensation levels.  Due to the pending approval of EP-3102 Bendeka (which was ultimately approved in December 2015) as well as our other pipeline products, and the increase in our market capitalization and revenue, the compensation committee determined that a new peer group consisting of companies in the commercial stage of development was warranted for determining the levels of 2015 performance bonuses and 2016 base salaries and equity awards.  As such, in October 2015 the compensation committee revised our peer group, resulting in the selection of an entirely new set of peer companies for our 2015-2016 peer group. As a result of this revision, beginning in October 2015, the peer group consisted of the following companies:

Acorda Therapeutics	Impax Laboratories	Pacira Pharmaceuticals
Akorn	Insys Therapeutics	PDL BioPharma
AMAG Pharmaceuticals	Lannett Co	Sagent Pharmaceuticals
Depomed	Medivation	Sucampo Pharmaceuticals
Emergent BioSolutions	Nektar Therapeutics	Supernus Pharmaceuticals
Enanta Pharmaceuticals	The Medicines Co.

The revised peer group was comprised of 17 publicly-traded companies and retained none of the companies included in our 2014-2015 peer group.  The compensation committee believes that the resulting peer group companies are broadly comparable to us, and represent our labor market for talent for key leadership positions.

Our compensation committee does not “benchmark” the compensation of any of our named executive officers to a specific percentile of the compensation data derived from our peer groups.  Rather, the compensation committee reviews the peer group data reference points and structures each element of compensation, and the target total direct compensation opportunities, for our executive officers to be competitive with the market.  Competitive market positioning is only one of several factors that our compensation committee considers in making compensation decisions, however, and therefore individual named executive officer compensation may fall above or below these general guidelines.  The compensation committee also considers factors such as corporate and individual performance, change in position or responsibilities, leadership, internal pay equity, experience, expected future contributions, retention concerns, and our overall performance and business needs when making compensation decisions for our executive officers.

2015 Executive Compensation Program

Annual Base Salary

In reviewing and adjusting base salaries for 2015, the compensation committee reviewed our peer group analysis and analyzed each executive officer’s individual contribution to the achievement of our corporate goals. In early 2015, the compensation committee determined that an increase of 5% was appropriate for Mr. Tarriff, and increases of 3% were appropriate for each of Dr. Krill and Mr. Riggs.  Dr. Hepner’s base salary for 2015 was negotiated at the time of his hire, after taking into consideration the base salaries of executives with similar roles and responsibilities in the pharmaceutical industry.

The named executive officers’ 2015 base salaries and increases from each of their base salaries in effect as of the end of 2014, were as follows:

Named Executive Officer	2015 Base Salary	Increase from 2014 Base Salary
Scott Tarriff(1)	$500,000	5%
Steven L. Krill, Ph.D.(2)	$325,000	3%

David E. Riggs(3)	$310,000	3%
Adrian Hepner, M.D., Ph.D.(4)	$335,000	N/A
Paul Bruinenberg, M.D.(5)	$330,428	N/A

(1)         Mr. Tarriff’s 2015 base salary was effective as of April 2, 2015.

(2)         Dr. Krill’s 2015 base salary was initially increased to $315,352 effective as of March 19, 2015.  In connection with his promotion to Executive Vice President and Chief Scientific Officer, Dr. Krill’s base salary was increased to $325,000, effective as of August 20, 2015.

(3)         Mr. Riggs’ 2015 base salary was effective as of April 2, 2015.

(4)         Dr. Hepner joined us in January 2015 and his base salary was effective as of January 5, 2015.

(5)         Dr. Bruinenberg was terminated without cause in March 2015 and his base salary was not increased in 2015.

Annual Performance-Based Bonuses

In February 2015, our compensation committee developed our performance-based annual bonus program for 2015, which was recommended to the full board of directors and approved by the independent directors in April 2015. At that time, each named executive officer was approved for a target annual performance-based bonus opportunity expressed as a percentage of his base salary, or target bonus percentage. In addition, the independent members of our board of directors set the amounts payable based on the various achievement levels for the corporate objectives established by our board of directors for the year.  There was no specified minimum or maximum bonus percentage or payment amount established for the named executive officers.

For 2015, the target bonus percentage was 50% of annual base salary for our Chief Executive Officer, and 30% of annual base salary for each other named executive officer.  In determining the targets, the compensation committee considered market data provided by Compensia for the 2014-2015 peer group at 25th percentile levels.  The corporate objectives and relative overall weighting towards corporate objective achievement for 2015 were established by our board of directors, upon recommendation by our compensation committee, in April 2015.  Our board of directors assigned a weighting to each of our corporate objectives on which the performance-based bonus for each executive officer would be generally based.  No specific individual goals were established for any of our named executive officers for 2015, and accordingly each of our named executive officers’ bonuses was intended to be tied to our corporate objective weighting and achievement.  In January 2016, our compensation committee reviewed our performance against the pre-established performance levels for each corporate objective and approved the extent to which we achieved each of our corporate objectives.

Each of the corporate objectives, their relative weight, and our percentage achievement towards the total bonus, in each case as determined by our compensation committee and our board of directors, is set forth in the table below.

2015 Corporate Objectives	Weighting	2015 Company Performance	Percentage Achievement Determined by our Compensation Committee
Teva Licensing Agreement (EP-3102 Bendeka)	15%	We successfully negotiated competitive licensing terms for EP-3102 Bendeka.	100%
EP-3102 Bendeka Filing	5%	We filed EP-3102 Bendeka with the FDA on February 13, 2015.	100%
EP-3102 Bendeka FDA Approval	15%	We received FDA approval for EP-3102 Bendeka on December 7, 2015.	100%

EP-3102 Bendeka Orphan Drug Exclusivity	5%	We continued managing the orphan drug exclusivity process with the FDA in 2015.	100%
EP-3102 Bendeka Patents	5%	We filed several patents and several patents were issued for EP-3102 Bendeka in 2015.	100%
Kangio (bivalirudin) Filing and Acceptance	10%	We filed an NDA for Kangio (bivalirudin) on May 19, 2015, and the FDA accepted the NDA for filing on July 22, 2015.	100%
Ryanodex (dantrolene sodium) Sales	10%	We achieved 65% of budgeted sales for Ryanodex (dantrolene sodium).	65%
Expense Budget	5%	We maintained expenses controls within budget for SG&A and R&D.	100%
Exertional Heat Stroke Study	5%	We successfully completed in September 2015 a clinical study on exertional heat stroke at the Hajj pilgrimage in Saudi Arabia.	100%
EP-3102 Bendeka Supply Chain	5%	We successfully planned for the EP-3102 Bendeka approval and were positioned to supply sufficient inventory for commercial launch.	100%
Ryanodex (dantrolene sodium) Orphan Drug Exclusivity	10%	We received orphan drug exclusivity for Ryanodex (dantrolene sodium) on February 18, 2015.	100%
EP-5101 pemetrexed Registration Batches	5%	We successfully manufactured registration batches for our pemetrexed formulation.	100%
Compliance Program	5%	We maintained healthcare and commercial compliance without inquiry from any governing organization.	100%
Total	100%		96.5%

Our compensation committee determined to pay the 2015 performance-based bonuses in cash, in keeping with prior practice and the fact that our named executive officers receive a substantial portion of their target annual compensation in the form of equity awards.  In recognition of the achievement of substantially all of our corporate objectives at 100% of target and our exceptional stock performance in 2015, the compensation committee approved and recommended to the full board of directors, and the independent members of the full board of directors approved, that each of our named executive officers (other than Dr. Bruinenberg, who was no longer with the Company) be awarded 150% of their target bonuses for 2015, as shown in the table below:

Named Executive Officer	2015 Target Bonus	2015 Actual Bonus	Actual Bonus as a % of Target
Scott Tarriff	$250,000	$375,000	150%
Steven L. Krill, Ph.D.	$98,000	$146,000	150%
David E. Riggs	$93,000	$140,000	150%
Adrian Hepner, M.D., Ph.D.	$101,000	$151,000	150%
Paul Bruinenberg, M.D.	$99,000	—	—

In addition to the performance-based bonus described above, on August 4, 2015, the compensation committee approved a one-time cash bonus to Dr. Hepner in the amount of $25,000, payment of which was contingent upon initiation of a clinical study for exertional heat stroke.

Equity-Based Incentive Awards

We have historically granted equity compensation to our executive officers primarily in the form of stock options, and the compensation committee determined that our 2015 long-term incentive compensation program for the named executive officers would continue to consist of stock options that vest over a four-year period, subject to the executive’s continued service.  The compensation committee believes that stock options are inherently performance-based, and automatically link executive pay to stockholder return, as the value realized, if any, by the executive from an award of stock options, is dependent upon, and directly proportionate to, appreciation in stock price. Regardless of reported value in the Summary Compensation Table, our named executive officers will only receive value from their stock option awards if the price of our common stock increases above the price at time of grant, and remains above such price as the stock options continue to vest. Stock options also do not have downside protection, and the awards will not provide value to the holder when the stock price is below the exercise price.

Prior to our 2014 initial public offering, we granted all equity awards pursuant to the 2007 Incentive Compensation Plan, or the 2007 Plan. Following the initial public offering, we have provided equity compensation generally in the form of stock option grants under our 2014 Equity Incentive Plan, or the 2014 Plan. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of grant of each award. Generally our stock option awards vest over a four-year period.  Options granted under our 2007 Plan contain an early exercise feature allowing the holder to exercise and receive unvested shares of our stock which are subject to our right to repurchase in accordance with the vesting schedule. Stock options and shares acquired by early exercising stock options that are subject to our repurchase right accelerate vesting upon the occurrence of change in control transactions under certain circumstances.

In March 2015, our compensation committee reviewed and recommended to our full board of directors awards of stock options to each of our named executive officers (other than Drs. Bruinenberg and Hepner) and the independent directors approved the awards as presented by the compensation committee.  In determining the appropriate amount of each award, the compensation committee considered market data provided by Compensia for the 2014—2015 peer group at both the 25th percentile and 50th percentile levels, reflecting the equity value, based on approximated grant date fair value.  The compensation committee also considered each named executive officer’s current equity holdings, the extent to which such holdings were “in-the-money,” the extent to which such holdings remained unvested and therefore continued to serve as a retention tool, as well as the potential dilution of our share reserves.

Based on such review, the compensation committee approved and recommend to the full board of directors, and the independent members of the board approved, the following equity grants for our named executive officers in March 2015, each of which vests monthly over a four-year period:

Named Executive Officer	Stock Option Grant (# shares)
Scott Tarriff	125,000

Steven L. Krill, Ph.D.	71,286
David E. Riggs	56,286
Adrian Hepner, M.D., Ph.D.(1)	—
Paul Bruinenberg, M.D.(2)	—

(1)         Dr. Hepner joined us in January 2015 and received an equity award upon his commencement of employment, as described below.

(2)         Dr. Bruinenberg was terminated without cause in March 2015 and did not receive any equity awards in 2015.

Mr. Tarriff’s equity grant was positioned at approximately the 50th percentile of the market data provided by Compensia for equity value.  The compensation committee determined that, due to his extensive professional experience in the pharmaceutical business and his specialized knowledge of our business, this positioning was warranted to retain and incentivize Mr. Tarriff.  Likewise, the compensation committee determined the size of the annual award for each of our other executive officers, to position the size of such awards within the range (above for some, and below for others) of the 50th percentile of the market data provided by Compensia for each such executive officer.  Additionally, in determining and analyzing the value of these option awards, the compensation committee was cognizant of our strong stock price performance through such date.

In January 2015, in connection with his appointment as our Executive Vice President, Clinical Research, Regulatory and Medical Affairs, the board of directors granted Dr. Hepner an option to purchase 30,000 shares.  In determining the size of Dr. Hepner’s equity grant, the board of directors considered our historical practice with respect to initial equity grants to executives with similar roles and responsibilities.

Other Features of our Executive Compensation Program

Agreements with our Named Executive Officers

We have entered into offer letter agreements (or in the case of Mr. Tarriff, an employment agreement) with each of our named executive officers upon their initial commencement of employment with us. Each of our named executive officers is employed at will and may be terminated at any time for any reason.

Mr. Tarriff.  We entered into an employment agreement with Mr. Tarriff in March 2007, which renews annually, setting forth the terms of his employment. The agreement established Mr. Tarriff’s initial base salary, which is reviewed annually and subject to increase by our board of directors, and provides that Mr. Tarriff is eligible to receive an annual bonus if determined by our board of directors. Mr. Tarriff is additionally entitled to certain severance and change in control payments and benefits pursuant to his agreement, the terms of which are described below under “Potential Payments Upon Termination or Change in Control.” During Mr. Tarriff’s employment and for one year thereafter, Mr. Tarriff may not solicit our employees or full-time consultants and he cannot be employed by or start a business that is in competition with us.

Dr. Krill.  We entered into an offer letter agreement with Dr. Krill in September 2011 setting forth the terms of his employment.  The agreement established Dr. Krill’s initial base salary and provided for an initial option award to purchase 7,800 shares of our common stock, which was granted to Dr. Krill in September 2011.  As a condition to his employment, Dr. Krill was required to sign a standard Trade Secret, Non-Disclosure and Restrictive Covenant Agreement.

Mr. Riggs.  We entered into an offer letter agreement with Mr. Riggs in November 2013 setting forth the terms of his employment. The agreement established Mr. Riggs’ initial base salary and provided for an initial option award to purchase up to 35,881 shares of our common stock, which was granted to Mr. Riggs in November 2013. Such option vests over a four year period, with 25% of the shares vesting on November 21, 2014 and the remainder vesting in equal monthly installments over a period of three years. As a condition to his employment, Mr. Riggs was required to sign a standard Trade Secret, Non-Disclosure and Restrictive Covenant Agreement.

Dr. Hepner.  We entered into an offer letter agreement with Dr. Krill in December 2014 setting forth the terms of his employment.  The agreement established Dr. Hepner’s initial base salary, provided relocation expenses in the amount of $25,000, and provided for an initial option award to purchase 30,000 shares of our common stock, which was granted to Dr. Hepner in January 2015.  Such option vests over a four year period, with 25% of the shares vesting on January 5, 2016 and the remainder vesting in equal monthly installments over a period of three years.  As a condition to his employment, Dr. Hepner was required to sign a standard Trade Secret, Non-Disclosure and Restrictive Covenant Agreement.

Dr. Bruinenberg.  We entered into an offer letter agreement with Dr. Bruinenberg in September 2011 setting forth the terms of his employment.  The agreement established Dr. Bruinenberg’s initial base salary and provided for an initial option award to purchase up to 35,881 shares of our common stock, which was granted to Dr. Bruinenberg in October 2011.  Dr. Bruninenberg was terminated without cause in March 2015 and his offer letter agreement is no longer in effect.  In connection with his termination, we entered into a separation agreement with Dr. Bruinenberg pursuant to which Dr. Bruinenberg received severance payments in the amount of four months of his then-effective base salary.  In addition, we accelerated the vesting of 5,318 shares subject to outstanding options under our 2007 Plan and 2014 Plan.

Severance and Change in Control Benefits

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including salary and unused vacation pay.

In December 2015, the compensation committee approved a Letter Agreement Regarding Equity Awards, or the Letter Agreement, setting forth the eligibility for equity award vesting acceleration.  The Letter Agreement was subsequently entered into with each of our named executive officers, and provides that, if in connection with a “Change in Control” (as defined in the applicable equity plan), an equity award is substituted for a similar award of the successor or acquiror entity and the award holder experiences a “Qualifying Termination” (as defined in the Letter Agreement) within ninety days prior to or twelve months following such change in control, any unvested portion of any applicable equity award will become fully vested; and, if in connection with a change in control an equity award will terminate and not be assumed or continued by, or substituted for a similar award of, the successor or acquiror entity, then, any unvested portion of any applicable equity award will become fully vested, subject to the consummation of such change in control.  The Letter Agreement amended the terms of all previously granted and outstanding equity awards under our 2007 Plan and 2014 Plan, and unless otherwise provided by us at the time of grant, will apply to all future equity awards.

We maintain an Officer Severance Benefit Plan, or the Severance Plan, under which three of our named executive officers, Drs. Krill and Hepner and Mr. Riggs, are eligible to receive severance payments and benefits upon a termination without Cause (as defined in the Severance Plan).  Such payments and benefits include (i) base salary continuation and payments for continuation of coverage under COBRA for six months, (ii) a pro-rata portion of his annual bonus for the performance period in which the termination occurs and (iii) certain outplacement benefits.

We do not provide any tax gross-ups in connection with severance or change in control transactions.  Our compensation committee periodically reviews the severance and change in control payments and benefits that we provide, including by reference to market data, to ensure they remain appropriately structured and at reasonable levels.  The compensation committee believes that that severance protection payments and benefits are necessary to provide stability among our executive officers, serve to focus our executive officers on our business operations, and avoid distractions in connection with a potential change in control transaction or period of uncertainty.

A more detailed description of the Severance Plan and each of our named executive officer payment and benefit levels thereunder is provided below under “Potential Payments upon Termination or Change in Control.”

Perquisites and Other Benefits

Our named executive officers are eligible to participate in all of our benefit plans, such as the 401(k) plan (see the section below titled “401(k) Plan”), medical, dental, vision, short-term disability, long-term disability, group life insurance and our 2014 Employee Stock Purchase Plan, in each case generally on the same basis as other employees. We do not currently have qualified or nonqualified defined benefit plans or deferred compensation plans, nor do we offer pension or other retirement benefits other than our 401(k) plan. We generally do not offer perquisites or personal benefits to our named executive officers; we do from time to time provide reasonable relocation or signing bonuses to our named executive officers as our compensation committee determines appropriate to induce such individuals to commence employment with us.

Accounting and Tax Considerations

Under Financial Accounting Standard Board ASC Topic 718, or ASC 718, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718. The compensation committee has considered, and may in the future consider, the grant of performance-based or other types of stock awards to our executive officers in lieu of or in addition to stock option grants in light of the accounting impact of ASC 718 and other considerations.

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, limits companies (including our company) to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation,” as defined in the Code and accompanying regulations. Our 2014 Plan is structured to permit the grant of stock options and other equity awards that are “performance-based compensation” under section 162(m).  To maintain flexibility in compensating our executive officers in a manner designed to promote our goals, the compensation committee does not have a formal policy at this time for determining which forms of incentive compensation awarded to our executive officers will be designed to qualify as “performance-based compensation” for purposes of section 162(m) or requiring all compensation to be deductible. The compensation committee intends to continue to evaluate the effects of the compensation limits of section 162(m) on any compensation it proposes to grant, and further intends to continue to provide future compensation in a manner consistent with the best interests of the company and our stockholders.

Compensation Recovery (“Clawback”) Policy

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. Additionally, we intend to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act-compliant compensation recovery “clawback” policy as soon as, and to the extent that, the requirements of such clawbacks are finalized by the SEC.

Risk Assessment Concerning Compensation Practices and Policies

Our compensation committee has reviewed our compensation policies and practices to assess whether they encourage our employees to take inappropriate risks. After reviewing and assessing our compensation philosophy, policies and practices, including the mix of fixed and variable, short-term and long-term incentives and overall pay, incentive plan structures, and the checks and balances built into, and oversight of, each plan and practice, the compensation committee has determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company as a whole.

Further, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks; the mix of short-term compensation (in the form of base salary and an annual bonus, if any, which is based on a variety of performance factors), and long-term compensation (in the form of stock options) prevents undue focus on short-term results and helps align the interests of our executive officers with the interests of our stockholders.

Compensation Committee Report

Our compensation committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.  Based on this review and discussion, our compensation committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

By the compensation committee of the board of directors of Eagle Pharmaceuticals, Inc.

Jay Moorin, Chairman
Michael Graves
David Pernock

This report shall not constitute “soliciting material,” shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

Executive Compensation Tables

Summary Compensation Table

The following table provides information regarding the compensation provided to, or earned by, our named executive officers during the fiscal years ended December 31, 2015, September 30, 2014 and September 30, 2013, as well as the three-month transition period ended December 31, 2014:

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Scott Tarriff	2015	499,230	375,000	1,906,250		45,659	(3)	2,826,139
President and Chief Executive Officer,	2014(T)	146,360	—	—		11,779	(3)	158,139
Director	2014	449,633	200,000	493,639		38,738	(3)	1,182,010
	2013	408,038	—	—		35,709	(3)	443,747

Steven L. Krill, Ph.D.	2015	318,781	146,000	1,087,112		15,889	(3)	1,567,782
Executive Vice President and Chief	2014(T)	82,430	—	—		4,600	(3)	87,030
Scientific Officer	2014	302,405	42,357	392,228		12,259	(3)	749,249
	2013	272,592	25,000	116,547		11,282	(3)	425,421

David E. Riggs(4)	2015	309,849	140,000	858,362		16,570	(3)	1,324,781
Chief Financial Officer	2014(T)	81,064	—	—		4,586	(3)	85,650
	2014	265,929	64,253	396,357		19,620	(5)	746,159

Adrian Hepner(6), M.D., Ph.D.	2015	311,766	151,000	170,100		56,858	(7)	689,724
Executive Vice President and Chief Medical
Officer

Paul Bruinenberg(8), M.D.	2015	71,170	—	137,000	(9)	136,492	(10)	344,662
Former Chief Medical Officer	2014(T)	88,961	—	—		6,277	(3)	95,238
	2014	326,058	33,803	204,985		17,699	(3)	582,545
	2013	303,786	20,000	124,585		2,225	(3)	450,596

(1)  2014(T) refers to the three-month transition period ended December 31, 2014.

(2)  In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted, computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are described in our Annual Report on Form 10-K in Note 3 to our financial statements, filed with the SEC on February 29, 2016. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3)  Amount consists of premiums paid by us for group life, long term disability, and health insurance.

(4)  Mr. Riggs joined us in November 2013 as our Chief Financial Officer.

(5)  Amount consists of premiums paid by us for group life, long term disability and health insurance, as well as relocation and temporary living expenses.

(6)  Dr. Hepner joined us in January 2015 as Executive Vice President, Clinical Research, Regulatory and Medical Affairs, and is now our Executive Vice President and Chief Medical Officer.

(7)  Amount consists of premiums paid by us for group life, long term disability, and health insurance, as well as $25,000 in relocation expenses.

(8)  Dr. Bruinenberg was terminated without cause on March 9, 2015.

(9) Amount reflects the incremental fair value of certain stock option awards, which were accelerated in connection with Dr. Bruinenberg’s termination in March 2015.

(10) Amount consists of $110,142 of cash severance payments we paid Dr. Bruinenberg in 2015.

Grants of Plan-Based Awards for Fiscal 2015

The following table sets forth information regarding grants of compensation in the form of plan-based awards made during 2015 to our named executive officers. We did not grant any plan-based awards during the three-month transition period ended December 31, 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Award(s)(1)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)	Options (#)(2)	Awards ($/Sh)	Awards ($)(3)

Scott Tarriff	N/A	—	$250,000	—	—	—	$—	$—
	3/13/15	—	—	—	—	125,000	46.09	1,906,250
David Riggs	N/A		93,000	—	—	—	—	—
	3/13/15					56,286	46.09	858,362
Steven L. Krill, Ph.D.	N/A	—	98,000	—	—	—	—	—
	3/13/15	—	—	—	—	71,286	46.09	1,087,112
Adrian Hepner, M.D., Ph.D.	N/A	—	101,000	—	—	—	—	—
	1/5/15	—	—	—	—	30,000	17.15	170,100
Paul Bruinenberg, M.D.		—	99,000	—	—	—	—	137,000	(4)

(1)      Reflects performance-based cash bonuses that our named executive officers were eligible to earn in 2015 if certain performance metrics were achieved whether pursuant to an employment agreement with us or otherwise. For amounts actually earned and paid for 2015 performance, see “Summary Compensation Table” above.

(2)      Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date. The options have a term of four years and vest with respect to 25% of the shares one year following the date of grant and with respect to 1/36th of the remaining shares on each monthly anniversary thereafter over the following three years.

(3)      The amounts shown represent compensation expense recognized for financial statement purposes under ASC 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are described in our Annual Report on Form 10-K in Note 3 to our financial statements, filed with the SEC on February 29, 2016. These amounts may not correspond to the actual value that may be recognized by our named executive officers.

(4)      Reflects the incremental fair value of certain stock option awards, which were accelerated in connection with Dr. Bruinenberg’s termination in March 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held as of December 31, 2015 by our named executive officers.

		Option Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share ($)(2)	Option Expiration Date
Scott Tarriff	10/02/2008	113,104	—	4.04	10/01/2018
	04/02/2009	124,804	—	4.04	04/01/2019
	05/03/2011	31,201	—	8.78	05/02/2021
	08/26/2014	25,000	50,000	12.63	08/25/2024
	03/13/2015	—	125,000	46.09	03/12/2025

David E. Riggs	11/21/2013	18,688	17,193	4.94	11/20/2023
	04/08/2014	7,336	10,272	12.67	04/07/2024
	08/26/2014	8,333	16,667	12.63	08/25/2024
	03/13/2015	—	56,286	46.09	03/12/2025

Steven L. Krill, Ph.D.	09/26/2011	1,950	—	8.78	09/25/2021
	07/12/2012	1,933	797	8.78	07/11/2022
	04/19/2013	13,211	7,306	4.42	04/18/2023
	04/08/2014	7,460	10,445	12.67	04/07/2024
	08/26/2014	13,333	26,667	12.63	08/25/2024
	03/13/2015	—	71,286	46.09	03/12/2025

Adrian Hepner, M.D., Ph.D.	01/05/2015	—	30,000	17.15	01/04/2025

Paul Bruinenberg, M.D.(3)		—	—	—	—

(1) The option awards listed in the table above vest with respect to 25% of the shares one year following the date of grant and with respect to 1/36th of the remaining shares on each monthly anniversary thereafter over the following three years, subject to the executive officer’s continuous service with us through the vesting date.  All option awards granted under our 2007 Plan (which excludes the awards granted on or after April 8, 2014 in the table above) allow the holder to exercise and receive unvested shares of our stock which are subject to our right to repurchase in accordance with the vesting schedule.

(2) All of the option awards listed in the table above were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant.

(3) Dr. Bruinenberg was terminated without cause on March 9, 2015.  Dr. Bruinenberg was entitled to exercise the then-vested portion of any option awards held by him within three months following his departure.

Option Exercises and Stock Vested Table

The following table provides certain information regarding option exercises during the fiscal year ended December 31, 2015 with respect to our named executive officers.  We have not granted restricted stock awards to any of our named executive officers.

Option Exercises in Fiscal Year 2015

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)
Scott Tarriff	—	$—
David E. Riggs	—	—
Steven L. Krill, Ph.D.	9,980	732,848
Adrian Hepner, M.D., Ph.D.	—	—
Paul Bruinenberg, M.D.	56,030	1,840,694

(1)         Amounts shown do not reflect amounts actually received by the named individual. The amounts reflect the product of (i) the difference between the market closing price on the date of exercise less the exercise price of the applicable option multiplied by (ii) the number of shares exercised under the applicable option.

Potential Payments Upon Termination or Change in Control

Pursuant to Mr. Tarriff’s employment agreement, if he is terminated without cause (and other than as a result of his death or disability) or if he resigns for good reason, he is entitled to receive continued payments of his base salary for 12 months following the date of his termination, provided that he continues to comply with certain restrictive covenants set forth in his employment agreement.

For purposes of Mr. Tarriff’s employment agreement, “cause” generally means (1) his neglect or failure to perform his substantial duties or obligations, including his material breach of his employment agreement, after receiving prior written notice and an opportunity to cure, if applicable; (2) his willful misconduct that materially injures our reputation, business or business relationships; (3) his conviction of or plea of guilty or nolo contendere to any crime or offense involving our money or other property; (4) his conviction of or plea of guilty or nolo contendere to or acceptance of deferred adjudication or judgment to any crime constituting a felony; (5) his breach of any fiduciary duty prohibiting his self-dealing to improperly secure any personal profit or gain in connection with our business; or (6) entry of an order of a court or securities regulatory or self-regulatory body which enjoins or otherwise sanctions, limits or restricts his performance under his employment agreement, due to his misconduct.

For purposes of Mr. Tarriff’s employment agreement, “good reason” generally means his termination of employment with us for any of the following reasons unless cured within a specified period of notice by Mr. Tarriff: (1) our failure to promptly pay him any undisputed compensation owed under his employment agreement; (2) any reduction in his employee benefits or bonus opportunity, other than one made generally for all senior executives or as a result of our impaired finances; (3) a material diminution in his duties, title, authority or responsibilities; (4) our assignment to him of duties that are inconsistent with the duties stated in his employment agreement; (5) our material breach of any provision of his employment agreement; (6) a requirement that he relocate as a result of moving his offices outside the greater New York City metropolitan area; or (7) our delivery of a written notice electing not to extend the term of his employment under his employment agreement.

In addition, each of our named executive officers (other than Drs. Bruinenberg and Hepner) holds stock options under the 2007 Plan that provide for acceleration of vesting and lapse of our repurchase right with respect to shares acquired by early exercising such options upon certain change in control transactions or such named executive officer’s subsequent termination.

Furthermore, on August 4, 2015, our board of directors and compensation committee approved and adopted the Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan, which we refer to as the Severance Plan. Pursuant to the terms of the Severance Plan, certain Eligible Officers (as defined in the Severance Plan) that are subject to a termination without Cause (as defined in the Severance Plan) will be entitled to an amount equal to such officer’s then-current monthly Base Salary (as defined in the Severance Plan) payable for a period of six or three months, which such period shall be determined on a case-by-case basis.  In addition, (i) all Eligible Officers will be entitled to a pro-rata portion of such officer’s annual bonus for the performance period in which the termination occurs, payable in equal installments in accordance with our regular payroll procedures, (ii) certain Eligible Officers will be entitled to outplacement counseling and training services in an amount not to exceed $15,000 and (iii) certain Eligible Officers will be entitled to payment of the employer portion of medical and dental insurance coverage for a period of six months.  Drs. Krill and Hepner and Mr. Riggs are participants in the Severance Plan and are each entitled to severance payments for a period of six months, a pro-rata portion of their annual bonus for the performance period in which the termination occurs, as well as the outplacement services and insurance payments described above.  Dr. Hepner’s and Mr. Riggs’ participation in the Severance Plan is in lieu of any severance payments and benefits previously provided pursuant to the terms of their respective offer letter agreements.  In connection with participation in the Severance Plan, each Eligible Officer will sign a non-competition agreement and a waiver and release of claims in favor of us.

The following table sets forth estimated compensation that would have been payable to each of our named executive officers as severance or upon a change in control of the Company under three alternative scenarios, assuming the termination triggering severance payments or a change in control took place on December 31, 2015.

Name	Cash Payment ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Health and Other Benefits ($)(3)	Total ($)
Scott Tarriff
Termination without cause or resignation for good reason other than in the context of a change in control	500,000	—	—	500,000
Change in control only	—	9,124,500	—	9,124,500
Change in control with termination without cause or resignation for good reason	500,000	9,124,500	—	9,624,500
Steven L. Krill, Ph.D.
Termination without cause or resignation for good reason other than in the context of a change in control	308,500	—	21,419	329,919
Change in control only	—	6,536,139	—	6,536,139
Change in control with termination without cause or resignation for good reason	308,500	6,536,139	21,419	6,866,058
David E. Riggs
Termination without cause or resignation for good reason other than in the context of a change in control	155,000	—	—	155,000
Change in control only	—	5,884,258	—	5,884,258
Change in control with termination without cause or resignation for good reason	155,000	5,884,258		6,039,258
Adrian Hepner, M.D., Ph.D.
Termination without cause or resignation for good reason other than in the context of a change in control	167,500	—	—	167,500
Change in control only	—	2,145,600	—	2,145,600
Change in control with termination without cause or resignation for good reason	167,500	2,145,600		2,313,100

(1)          Amounts shown reflect cash payments based on salary only, except in the case of Dr. Krill, who was a participant in our Severance Plan as of December 31, 2015 and was entitled to cash payments based on salary and bonus.  As of April 29, 2016, Mr. Riggs and Dr. Hepner are participants in our Severance Plan and are also entitled to salary and bonus payments, as described in the section titled “Severance and Change in Control Benefits.”

(2)          Amounts shown represent the value of unvested stock options upon the applicable triggering event described in the first column. The value of stock options is based on the difference between the exercise price of the options and $88.67, which was the closing price of our common stock on December 31, 2015.

(3)         Amounts shown represent the estimated cost of providing health care continuation coverage as well as $15,000 in transition assistance.  As of April 29, 2016 Mr. Riggs and Dr. Hepner are participants in our Severance Plan, and are also entitled to health care continuation coverage and $15,000 in transition assistance, as described in the section titled “Severance and Change in Control Benefits.”

Option Repricings

Other than accelerating the vesting of 5,315 shares subject to outstanding options in connection with Dr. Bruinenberg’s termination, we did not engage in any repricings or other modifications or cancellations with respect to the outstanding equity awards held by or granted to our named executive officers during the fiscal year ended December 31, 2015.

Perquisites, Health, Welfare and Retirement Benefits

Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We provide the opportunity to participate in a 401(k) plan to our employees, including our named executive officers, as discussed in the section below titled “401(k) Plan.”

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

401(k) Plan

We maintain a 401(k) profit sharing plan, or 401(k) plan, for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may contribute up to the lesser of 75% of his or her compensation or the statutory limit, which was $17,500 for each of calendar years 2013 and 2014, and $18,000 for calendar year 2015. Participants who are 50 years old or older can also make “catch-up” contributions, which in each of calendar years 2013 and 2014 was up to an additional $5,500, and in calendar year 2015 was up to an additional $6,000, above the statutory limit. We did not make matching contributions or profit sharing contributions into the 401(k) plan on behalf of participants in fiscal year 2015. In January 2016, the compensation committee approved an amendment to the 401(k) plan to provide for a match of 100% of an employee’s contribution up to 3% of such employee’s base salary and an additional match of 50% of such employee’s contribution for the next 2% of such employee’s base salary.  Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Limitations on Liability and Indemnification Agreements

As permitted by Delaware law, provisions in our amended and restated certificate of incorporation and amended and restated bylaws limit or eliminate the personal liability of directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, a director exercise an informed business judgment based on all material information reasonably available to him or her. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

•          any breach of the director’s duty of loyalty to us or our stockholders;

•          any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•          any act related to unlawful stock repurchases, redemptions or other distributions or payments of dividends; or

•          any transaction from which the director derived an improper personal benefit.

These limitations of liability do not limit or eliminate our rights or any stockholder’s rights to seek nonmonetary relief, such as injunctive relief or rescission. These provisions will not alter a director’s liability under other laws, such as the federal securities laws or other state or federal laws. Our amended and restated certificate of incorporation also authorizes us to indemnify our officers, directors and other agents to the fullest extent permitted under Delaware law.

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

In addition to the indemnification that is provided for in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into separate indemnification agreements with each of our directors and executive officers, which may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements may require us, among other things, to indemnify our directors and executive officers for some expenses, including attorneys’ fees, expenses, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of his or her service as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

This description of the indemnification provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and our indemnification agreements is qualified in its entirety by reference to these documents.

Insofar as indemnification for liabilities arising under the Securities Act, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought and we are not aware of any threatened litigation that may result in claims for indemnification.

Director Compensation

Historically, we have not paid cash or equity compensation to directors who are also our employees for service on our board of directors. Prior to our 2014 initial public offering, we provided equity compensation generally in the form of stock option grants under the 2007 Plan to our non-employee members of our board of directors. Following our initial public offering, we have provided equity compensation in the form of stock option grants under our 2014 Plan. We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board of directors and committees of our board of directors. We do not maintain any agreements with our directors governing their services or compensation for their services on our board of directors.

On March 13, 2015, we granted an option to purchase 5,000 shares of our common stock to each of Messrs. Flaum, Moorin, Graves, Ratoff and Dr. Schreiber, each of which has an exercise price per share of $46.09 and vests with respect to 100% of the underlying shares on March 13, 2016, subject to the director’s continued service with us through such date.

On April 8, 2015, in connection with his appointment to the board of directors, we granted an option to purchase 10,000 shares of our common stock to Mr. Pernock, which has an exercise price per share of $46.81 and vests monthly over three years, subject to Mr. Pernock’s continued service with us through such date.

On April 21, 2015, we granted an option to purchase 10,000 shares to each of Messrs. Flaum, Moorin, Graves, Ratoff, Pernock and Dr. Schreiber, each of which has an exercise price per share of $59.31 and vests with respect to 100% of the underlying shares on April 21, 2016, subject to the director’s continued service with us through such date.

The aggregate size of the 2015 annual equity incentive grants represented an increase from our historical practice, which the board of directors deemed appropriate in recognition of our strong stock price performance, as well as each director’s increased involvement in the development of our corporate strategies and objectives.

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the fiscal year ended December 31, 2015, and during the three-month transition period ended December 31, 2014, to each of our non-employee directors:

Name(1)	Year(2)	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)	Total ($)
Sander Flaum	2015	51,250	250,719	301,969
	2014(T)	10,000	—	10,000
Jay Moorin	2015	67,500	250,719	318,219
	2014(T)	13,750	—	13,750
Michael Graves	2015	51,500	250,719	302,219
	2014(T)	9,125	—	9,125
Steven Ratoff	2015	55,000	250,719	305,719
	2014(T)	11,250	—	11,250
Alain Schreiber, M.D.	2015	38,750	250,719	289,469
	2014(T)	8,125	—	8,125
David Pernock	2015	24,375	325,171	349,546
	2014(T)	—	—	—

(1) Mr. Tarriff was an employee director during 2015, and his compensation is fully reflected in the “Summary Compensation Table” above. Mr. Tarriff did not receive any compensation in 2015 for services provided as a member of our board of directors.

(2) 2014(T) refers to the three-month transition period ended December 31, 2014.

(3) Amounts listed in this column represent the aggregate grant date fair value of option awards granted during 2015, computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in our Annual Report on Form 10-K in Note 3 to our financial statements, filed with the SEC on February 29, 2016. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. David Pernock, who joined our board of directors in April 2015, received an option to purchase 10,000 shares on April 8, 2015 with a grant date fair value of $15.02 per share, and another option to purchase 10,000 shares on April 21, 2015 with a grant date fair value of $17.50 per share, in each case computed in accordance with relevant accounting guidance.  Each of the other non-employee directors received an option to purchase 5,000 shares on March 13, 2015 with a grant date fair value of $15.25 per share, and another option to purchase 10,000 shares on April 21, 2015 with a grant date fair value of $17.50 per share, in each case computed in accordance with relevant accounting guidance.

The aggregate number of shares subject to outstanding stock option awards held by each non-employee director as of December 31, 2015 was as follows: Mr. Flaum, 33,720 shares; Mr. Moorin, 33,720 shares; Mr. Graves, 29,040 shares; Mr. Ratoff, 33,720 shares; Dr. Schreiber, 20,460 shares; and Mr. Pernock, 20,000 shares.

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

•                                          an additional annual cash retainer of $7,500, paid quarterly, for service as chairman of the compensation committee;

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of common stock as of April 15, 2016 for:

•                                          each beneficial owner of more than five percent of the outstanding common stock;

•                                          each of the directors and named executive officers; and

•                                          all of the directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2016 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage ownership calculations are based on 15,636,387 shares outstanding as of April 15, 2016.  Addresses of individuals, except as otherwise noted below, are in care of Eagle Pharmaceuticals, Inc., 50 Tice Boulevard, Suite 315, Woodcliff Lake, New Jersey 07677.

	Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total
More than 5% stockholders:
ProQuest and its affiliates(2)	4,839,606	31.0%
Consonance Capman GP LLC(3)	1,406,137	9.0
Janus Capital Management LLC(4)	1,228,641	7.9
JW Asset Management, LLC(5)	857,679	5.5
Park West Asset Management LLC(6)	791,041	5.1

Executive Officers and Directors:
Scott Tarriff(7)	1,710,929	10.7
David E. Riggs(8)	60,488	*
Steven L. Krill, Ph.D.(9)	69,534	*
Adrian Hepner, M.D., Ph.D. (10)	10,625	*
Paul Bruinenberg, M.D(11)	—	*
Jay Moorin(12)	4,872,156	31.1
Steven Ratoff(13)	55,874	*
Sander Flaum(14)	48,924	*
Michael Graves(15)	25,530	*
Alain Schreiber, M.D.(16)	4,859,871	31.0
David Pernock(17)	13,333	*
All directors and executive officers as a group (11 persons)	6,887,658	42.3

*                              Represents beneficial ownership of less than one percent.

(1)                       This table is based upon information supplied by officers, directors and stockholders known by us to be beneficial owners of more than five percent of our common stock as well as Schedules 13G or 13D filed with the SEC, which information may not be accurate as of April 15, 2016. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the common stock indicated as beneficially owned. Applicable percentages are based on 15,636,387 shares outstanding on April 15, 2016, adjusted as required by rules promulgated by the SEC.

(2)                      Includes (i) 4,770,828 shares of common stock held by ProQuest Investments IV, L.P., (ii) 9,360 shares of common stock held by ProQuest Management LLC, (iii) 17,980 shares of common stock held by ProQuest Management LLC DBPP FBO Jay Moorin, (iv) 15,485 shares of common stock held by ProQuest Management LLC Salary Savings Plan FBO Jay Moorin and for the benefit of certain other individuals and (v) 25,953 shares of common stock held in an IRA for the benefit of Jay Moorin.  Jay Moorin and Alain Schreiber, M.D. two of our directors, are managing members of ProQuest Management LLC and ProQuest Associates IV, LLC, the General Partner of ProQuest Investments IV, L.P. and may be deemed to have shared voting, investment and dispositive power with respect to these shares. Messrs. Moorin and Schreiber are also trustees of ProQuest Management LLC DBPP FBO Jay Moorin and the ProQuest Management LLC Salary Savings Plan FBO Jay Moorin and for the benefit of certain other individuals and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities. The principal address of each of the ProQuest entities is 2340 Vanderbilt Beach Road #108-190, Naples, Florida  34109.

(3)                      Includes 1,377,988 shares of common stock (the Master Account Shares) directly held by Consonance Capital Master Account LP (Consonance Master). Consonance Capital Management LP (the Adviser) is the investment adviser of Consonance Master, and pursuant to an investment advisory agreement (the Advisory Agreement), the Adviser exercises voting and investment power over the Master Account Shares held by Consonance Master. Consonance Capman GP LLC (Capman) is the general partner of the Adviser and Mitchell Blutt, as the Manager & Member of Capman and Chief Executive Officer of the Adviser, may be deemed to control Capman and the Adviser. Each of the Adviser, Capman and Mr. Blutt may be deeded to beneficially own the Master Account Shares. Also includes a managed account managed by Consonance Capital Opportunity Fund Management LP (Consonance Opportunity) that directly holds 28,149 shares of common stock (the Managed Account Shares). Capman is the general partner of Consonance Opportunity and Mitchell Blutt, as the Manager & Member of Capman, may be deemed to control Capman and Consonance Opportunity. Each of Consonance Opportunity, Capman and Mr. Blutt may be deemed to beneficially own the Managed Account Shares. The principal address of Consonance Capman GP LLC is 1370 Avenue of the Americas, Suite 3301, New York, NY 07677.

(4)                      Janus Capital Management LLC (Janus Capital) has a direct 96.81% ownership stake in INTECH Investment Management (INTECH) and a direct 100% ownership stake in Perkins Investment Management LLC (Perkins). Due to the above ownership structure, holdings for Janus Capital, Perkins and INTECH are aggregated for purposes of this filing. Janus Capital, Perkins and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively referred to herein as “Managed Portfolios”). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 1,228,641 shares or 7.9% of the shares of common stock held by such Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The principal address of Janus Capital is 151 Detroit Street, Denver, CO 80206.

(5)                      Includes 648,610 shares of common stock held by by J.W. Partners, L.P. and 209,069 shares of common stock held by J.W. Opportunities Master Fund, Ltd. Jason G. Wild serves as: (i) the managing member of  JW GP, LLC, which is the general partner of J.W. Partners, L.P. and may be deemed to have shared voting, investment and dispositive power with respect to 648,610 shares of common stock; (ii) the managing member of JW Asset Management, LLC, which is the investment advisor of J.W. Partners, L.P. and J.W. Opportunities Master Fund, Ltd.; and (iii) a director of J.W. Opportunities Master Fund, Ltd., and he, as well as J.W. Partners, L.P. and J.W. Opportunities Master Fund, Ltd., may be deemed to have shared voting, investment and dispositive power with respect to these shares. The principal address of J.W. Asset Management, LLC is 515 Madison Avenue, 14th Floor, New York, NY 10022.

(6)                      Park West Asset Management LLC (PWAM) is the investment manager to Park West Investors Master Fund, Limited, a Cayman Islands exempted company (PWIMF), and Park West Partners International, Limited, a Cayman Islands exempted company (PWPI and, together with PWIMF, the “PW Funds”).  As of January 11, 2016, PWIMF held 695,041 shares of common stock and PWPI held 96,000 shares of common stock.  PWAM, as the investment manager to the PW Funds, and Peter S. Park, as the sole member and manager of PWAM, may be deemed to beneficially own the 791,041 shares of common stock.  The principal address of PWAM is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(7)                      Includes (i) 176,361 shares of common stock held by Janney Montgomery Scott LLC CUST FBO Scott Tarriff IRA (the “Trust”), (ii) 650,000 shares of common stock which have been pledged as security and (iii) 340,983 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016.  Mr. Tarriff is a trustee of the Trust and, as such, may be deemed to share voting and dispositive power with respect to all shares held by the Trust.

(8)                      Includes 60,488 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016.

(9)                      Includes 69,534 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016.

(10)               Includes 10,625 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016.

(11)                Dr. Bruinenberg was terminated without cause on March 9, 2015.  The information reported for Dr. Bruinenberg is based on information available to us as of his departure date and may not reflect his current beneficial ownership.

(12)                Includes the shares of common stock held by the ProQuest entities referred to in footnote (2) above and 32,550 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016. Mr. Moorin is a managing member of ProQuest Management LLC and ProQuest Associates IV LLC, the General Partner of ProQuest Investments IV, L.P. and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities. Mr. Moorin is also a trustee of ProQuest Management LLC DBPP FBO Jay Moorin and the ProQuest Management LLC Salary Savings Plan FBO Jay Moorin and for the benefit of certain other individuals and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities.

(13)               Includes 32,550 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016.

(14)               Includes 32,550 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016.

(15)               Includes 25,530 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016.

(16)               Includes the shares of common stock held by the ProQuest entities referred to in footnote (2) above and 20,265 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016.   Dr. Schreiber is a managing member of the ProQuest Management LLC and ProQuest Associates IV LLC, General Partner of ProQuest Investments IV, L.P. and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities. Dr. Schreiber is also a trustee of ProQuest Management LLC DBPP FBO Jay Moorin and the ProQuest Management LLC Salary Savings Plan FBO Jay Moorin and for the benefit of certain other individuals and, as such, may be deemed to share voting and investment power with respect to all shares held by such entities.

(17)               Includes 13,333 shares of common stock underlying options that are exercisable within 60 days of April 15, 2016.

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

Stock Options Granted to Executive Officers and Directors

We have granted stock options to our executive officers and directors, as more fully described in the “Outstanding Equity Awards at Fiscal Year-End” and “Director Compensation” sections above.

Indemnification Agreements

We have entered into, and intend to continue to enter into, indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws and our amended and restated certificate of incorporation. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.

Policies and Procedures for Transactions with Related Persons

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related-person transactions.  For purposes of our policy only, a “related-person transaction” is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

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

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or other independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•          the risks, costs and benefits to us;

•          the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

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

Item 14. Principal Accountant Fees and Services.

	Fiscal Year Ended December 31,	Transition Period (October 1, 2014 to December 31, 2014)	Fiscal Year Ended September 30,
	2015	2014(T)	2014
Audit Fees (1)	$377,620	$24,784	$430,000
Audit Related Fees	—	—	—
Tax Fees (2)	21,000	—	17,500
All Other Fees	—	—	—
Total Fees	$398,620	$24,784	$447,500

Audit and all Other Fees

(1) Audit fees consist of fees billed for professional services performed by BDO USA, LLP (“BDO”) for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our initial public offering. Included in the 2014 Audit fees is $271,500 of fees billed in connection with our initial public offering.

(2) Tax fees relate to professional services rendered in connection with tax audits, and tax return preparation services.

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A or as part of our Annual Report on Form 10-K filed with the SEC on February 29, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant’s Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Woodcliff Lake, Bergen County, State of New Jersey, on this 29th day of April 2016.

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

10.21	†	Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)
10.22	†	Form of Letter Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)
10.23	*	License Agreement, by and between the Registrant and Teikoku Pharma USA, Inc., dated October 13, 2015
10.24	*	Co-Promotion Agreement, by and between the Registrant and Spectrum Pharmaceuticals, Inc., dated November 4, 2015
23.1		Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm
24.1		Power of Attorney (incorporated by reference to this signature page of this Annual Report on Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3	(1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	(1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†Management contract or compensatory plan or arrangement.

*Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1) Filed herewith.