Form 10-Q
period 2016-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2016-08-09
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of August 4, 2016: 15,636,387 shares.

NOTE REGARDING COMPANY REFERENCES

Throughout this report, “Eagle Pharmaceuticals,” the “Company,” “Eagle,” “we,” “us” and “our” refer to Eagle Pharmaceuticals, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

EAGLE PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,563	$79,083
Accounts receivable	52,027	26,267
Inventories	6,363	15,042
Prepaid expenses and other current assets	1,546	1,865
Total current assets	135,499	122,257
Property and equipment, net	2,813	2,205
Intangible assets, net	10,960	—
Other assets	94	143
Total assets	$149,366	$124,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,431	$3,857
Accrued expenses	23,336	24,405
Current portion of contingent consideration	1,012	—
Deferred revenue	—	6,000
Total current liabilities	35,779	34,262
Contingent consideration, less current portion	5,753	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,636,387 issued and outstanding as of June 30, 2016 and December 31, 2015	15	15
Additional paid in capital	202,729	197,440
Accumulated deficit	(94,910)	(107,112)
Total stockholders' equity	107,834	90,343
Total liabilities and stockholders' equity	$149,366	$124,605
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Product sales	$9,607	$3,730	$23,729	$6,786
Royalty income	31,311	2,272	40,779	5,525
License and other income	—	—	6,000	30,000
Total revenue	40,918	6,002	70,508	42,311
Operating expenses:
Cost of revenue	11,473	3,348	26,062	9,296
Research and development	3,729	5,878	10,405	12,163
Selling, general and administrative	12,060	5,111	23,033	9,097
Gain on sale of asset	—	—	(1,750)	—
Total operating expenses	27,262	14,337	57,750	30,556
Income (Loss) from operations	13,656	(8,335)	12,758	11,755
Interest income	30	8	51	15
Interest expense	(3)	(3)	(4)	(4)
Total other income	27	5	47	11
Income (Loss) before income tax provision	13,683	(8,330)	12,805	11,766
Income tax (provision) benefit	(584)	153	(603)	(246)
Net Income (Loss)	$13,099	$(8,177)	$12,202	$11,520
Earnings per share attributable to common stockholders:
Basic	$0.84	$(0.53)	$0.78	$0.77
Diluted	$0.80	$(0.53)	$0.74	$0.73
Weighted average number of common shares outstanding:
Basic	15,636,387	15,546,796	15,636,387	14,900,498
Diluted	16,466,020	15,546,796	16,526,596	15,876,397

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2015	15,637	15	$197,440	$(107,112)	$90,343
Stock-based compensation expense			5,289	—	5,289
Net income	—	—	—	12,202	12,202
Balance at June 30, 2016	15,637	$15	$202,729	$(94,910)	$107,834

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$12,202	$11,520
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	296	22
Amortization of intangible assets	260	—
Stock-based compensation	5,289	1,593
Change in fair value of contingent consideration	395	—
Gain on sale of diclofenac-misoprostol	(1,750)	—
Loss on disposal of fixed assets	—	273
Changes in operating assets and liabilities:
Increase in accounts receivable	(25,760)	(1,026)
Decrease (increase) in inventories	8,679	(1,083)
Decrease in prepaid expenses and other current assets	319	81
Decrease (increase) in other assets	49	(59)
Increase in accounts payable	7,574	1,282
Decrease in deferred revenue	(6,000)	(260)
(Decrease) increase in accrued expenses and other liabilities	(1,069)	1,373
Net cash provided by operating activities	484	13,716
Cash flows from investing activities:
Purchase of property and equipment	(904)	(327)
Purchase of short term investments	(62,000)	(89,999)
Cash used for acquisition	(4,850)	—
Proceeds from sale of diclofenac-misoprostol	1,750	—
Maturities of short term investments	62,000	—
Net cash used in investing activities	(4,004)	(90,326)
Cash flows from financing activities:
Proceeds from common stock option exercise	—	1,096
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	—	54,331
Net cash provided by financing activities	—	55,427
Net (decrease) increase in cash	(3,520)	(21,183)
Cash and cash equivalents at beginning of period	79,083	34,869
Cash and cash equivalents at end of period	$75,563	$13,686
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$4
Corporate taxes	—	187
Franchise taxes	107	78
Non-cash financing activities
Accrued follow-on public offering costs	—	—
Contingent consideration on business acquisition	6,370	—
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) NDA regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved, injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has five products currently being sold in the United States under various license agreements in place with commercial partners, including: a ready-to-use formulation of EP-1101 (argatroban) ("EP-1101"); Ryanodex® (dantrolene sodium) ("Ryanodex"); diclofenac-misoprostol; docetaxel injection non-alcohol formulation ("Non-Alcohol Docetaxel Injection"); and EP-3102 (rapidly infused bendamustine RTD) ("EP-3102 Bendeka"). The Company also has a number of products currently under development and certain products may be subject to license agreements.
On February 13, 2015, the Company submitted a New Drug Application or NDA to the FDA for EP-3102 Bendeka, which was approved by the FDA on December 7, 2015. Also, on February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to EP-3102 Bendeka for treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with non-Hodgkin’s lymphoma (“NHL”). Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a $15 million milestone payment in January 2016 related to the FDA approval of EP-3102 Bendeka in December 2015, and is currently eligible to receive up to $25 million in an additional milestone payment. In addition, the Company is entitled to receive royalty payments of 20% of net sales of the product. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon for a specified period.

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

On October 13, 2015, the Company entered into an exclusive U.S. licensing agreement (the "Teikoku Agreement") with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment of $250 upon execution of the agreement which was expensed in 2015 and is included in research and development expense and an additional payment of $4,850 upon FDA approval and NDA transfer to Eagle, which occurred in January 2016. In addition, the Company will pay 25% royalties on gross profits. The Company accounted for the transaction as a business combination in 2016 and is in the process of finalizing the valuation of

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

intangible assets and fair value of the contingent purchase price. As a result, the preliminary measurements of intangible assets are subject to change. The results of operations related to Non-Alcohol Docetaxel Injection have been included in the consolidated statements of income from the date of acquisition. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition.

On November 4, 2015, the Company entered into a co-promotion agreement with Spectrum Pharmaceuticals, Inc. ("Spectrum") under which Spectrum's 32-person Corporate Accounts Sales Team will dedicate 80% of its time to selling and marketing up to six of the Company's products over a period of at least 18 months (the "Spectrum Agreement"). The Company is obligated to pay Spectrum a base fee of $12.8 million over 18 months, and additional payments of up to $9 million if specified targets for annual net sales of our products are met during the initial term of the Spectrum Agreement, for a potential total payment of up to $21.8 million during the initial term. The Company may extend the initial term of this agreement by six months to December 31, 2017 at its sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension.
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

On March 18, 2016, the Company received a Complete Response Letter from the FDA for EP-6101 ready-to-use ("RTU") bivalirudin ("EP-6101") in which the FDA stated it cannot approve the application in its present form and requested additional information from the Company. Discussions with the FDA to identify an appropriate pathway to approval are ongoing and could include a human study.

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

On July 11, 2016 the FDA determined that no additional human safety and efficacy data is required for the submission of EP-4104 (dantrolene sodium) for exertional heatstroke ("EHS"), further confirming that a hybrid development program comprised of clinical data from EHS patients and positive preclinical data from animal studies constitutes an adequate regulatory pathway for future NDA submission.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently assessing the impact that this standard will have on our financial position and results of operations.
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
The fair value of interest-bearing cash, cash equivalents, short term investments, accounts receivable and accounts payable approximate fair value due to their life being short term in nature, and are classified as Level 1 at June 30, 2016 and December 31, 2015. The fair value of the contingent consideration/accrued royalty is classified as Level 3 at June 30, 2016.
The Company is required by U.S. GAAP to record certain assets and liabilities at fair value on a recurring basis.
Intangible Assets

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company capitalizes and includes in intangible assets the costs of trademark, developed technology and customer relationships. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization. The Company amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives. The Company evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s revised useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.
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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues
The Medicines Company	4%	37%	5%	13%
Sandoz, Inc.	5%	30%	4%	7%
Cephalon, Inc. (Teva) - See Revenue Recognition	80%	—%	71%	71%
Par Pharmaceuticals Companies, Inc. - See Note 11	—%	—%	9%	—%
Other	11%	33%	11%	9%
	100%	100%	100%	100%

	June 30,	December 31,
	2016	2015
Accounts receivable
The Medicines Company	16%	35%
Sandoz, Inc.	3%	—%
Cephalon, Inc. (Teva) - See Revenue Recognition	77%	57%
Other	4%	8%
	100%	100%

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Currently, for EP-1101 and EP-3102 Bendeka, the Company uses one vendor as its sole source supplier. Because of the unique equipment and process for manufacturing these products, transferring manufacturing activities to an alternate supplier would be a time consuming and costly endeavor, and there are only a limited number of manufacturers that are capable of performing this function for the Company.
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
Impairment of Long-Lived Assets
Long-lived assets and certain identifiable finite-lived intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. There were no impairment charges recognized in the three and six months ended June 30, 2016 and 2015.
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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $3,318 and $1,612 for the three months ended June 30, 2016 and 2015, respectively, and $5,721 and $2,571 for the six months ended June 30, 2016 and 2015, respectively.
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
The Company's gross deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”) and are required to record a valuation allowance against net deferred tax assets to the extent we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from net deferred tax assets (namely, the NOLs) prior to expiration. Since formation, the Company has concluded that it was more likely than not that taxable income in the future would be insufficient to utilize the future income tax benefit from net deferred tax assets (namely, the NOLs) prior to expiration.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Each quarter, this conclusion is reviewed which requires significant management judgment. In the future, if available evidence changes the Company's conclusions, the related valuation allowance and tax expense will be adjusted at that time.
During the three months ended June 30, 2016 and 2015, the Company recorded an income tax provision of $584 and an income tax benefit of $153, respectively. The tax provision recorded in the three months ended June 30, 2016 was based upon the Company's estimated federal AMT and state tax liability. The Company recorded an income tax benefit in the three months ended June 30, 2015 due to the net loss incurred during the period.
During the six months ended June 30, 2016 and 2015, the Company recorded an income tax provision of $603 and $246, respectively based upon its estimated federal AMT and state tax liability.

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
Royalties — The Company recognizes revenue from royalties based on its commercial partners' net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. The Company's commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 25 days for EP-3102 Bendeka and 60 days for EP-1101 from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently determines a true-up when it receives royalty reports from its commercial partners. Historically, these true-up adjustments have been immaterial.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a milestone payment of $15 million and is eligible to receive up to $25 million in an additional milestone payment. The $30 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in February 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing an NDA, on February 13, 2015, and the remaining obligations were estimated to require minimal effort. On December 7, 2015, the FDA approved EP-3102 Bendeka (50 mL bendamustine hydrochloride) marking the achievement of a milestone which entitled the Company to a $15 million payment which was received in January 2016. The remaining milestone, if achieved, will be recognized in the period earned.
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
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.29% - 1.53%	1.42% - 2.09%	1.29% - 1.90%	1.42% - 2.09%
Volatility	31.56%	30.11%	31.31%	30.33%
Expected term (in years)	5.50 - 7.00 years	5.50 - 7.00 years	5.50 - 7.00 years	5.50 - 7.00 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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
The anti-dilutive common shares equivalents outstanding at the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	1,448,172	1,836,327	1,359,519	1,556,815
Total	1,448,172	1,836,327	1,359,519	1,556,815

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Numerator for basic earnings per share-net (loss) income	$13,099	$(8,177)	$12,202	$11,520
Numerator for diluted earnings per share-net (loss) income	$13,099	$(8,177)	$12,202	$11,520
Denominator
Basic weighted average common shares outstanding	15,636,387	15,546,796	15,636,387	14,900,498
Dilutive effect of stock options	829,633	—	890,209	975,899
Diluted weighted average common shares outstanding	16,466,020	15,546,796	16,526,596	15,876,397
Basic net (loss) income per share
Basic net (loss) income per share	$0.84	$(0.53)	$0.78	$0.77
Diluted net (loss) income per share
Diluted net (loss) income per share	$0.80	$(0.53)	$0.74	$0.73

Note 4. Acquisitions
Acquisition of Docetaxel-Injection, Non-Alcohol Formula
On October 13, 2015, the Company entered into the Teikoku Agreement with Teikoku to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment of $250 upon execution of the agreement which was expensed in 2015 and was included in research and development expense and an additional payment of $4,850 upon FDA approval and NDA transfer to the Company, which occurred on January 12, 2016.

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
The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability since acquisition through June 30, 2016 which was recorded in selling, general and administrative expense in the condensed statements of operations:

Opening Balance January 12, 2016	$6,370
Changes in fair value	395
Closing Balance June 30, 2016	$6,765

The following table displays the balance sheet classification of the contingent consideration liability account as of June 30, 2016 and the acquisition date, January 12, 2016:

	June 30,	January 12,
	2016	2016
Accrued royalty payable	$1,012	$1,012
Long term royalty payable	5,753	5,358
Total acquisition related contingent consideration	$6,765	$6,370

The results of operations related to Docetaxel Non-Alcohol Injection have been included in the consolidated statements of income from the date of acquisition. Pro forma results of operations have not been presented because the effect of Docetaxel Non-Alcohol Injection was not material. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $597 and a net loss of $2,179 in the three months ended June 30, 2016. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $1,465 and a net loss of $3,047 in the six months ended June 30, 2016. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel injection acquisition.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

5. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw material	$5,518	$8,687
Work in process	—	6,044
Finished products	845	311
	$6,363	$15,042
During the three and six months ended June 30, 2016, the Company recorded inventory write-offs of $1.7 million included in cost of revenue and subject to reimbursement by our commercial partner.
6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2016	2015
Prepaid expenses and other current assets
Prepaid product costs	$439	$85
Prepaid FDA user fee	190	551
Prepaid insurance	454	218
Prepaid research and development	9	283
Prepaid federal income taxes	126	508
All other	328	220
Total Prepaid expenses and other current assets	$1,546	$1,865
Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Accrued expenses
Royalties due to The Medicines Company	$7,750	$6,948
Royalties due to SciDose	3,717	1,637
Royalties due to Sandoz, Inc.	—	1,249
Accrued research & development	2,047	1,784
Accrued professional fees	1,471	792
Accrued salary and other compensation	2,382	2,242
Accrued product costs	4,955	9,232
Accrued provision for income tax	221	—
Accrued other	286	—
Deferred rent	507	521
Total Accrued expenses	$23,336	$24,405

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Deferred Revenue
Deferred revenue consists of the following:

	June 30,	December 31,
	2016	2015
Deferred revenue
Par Pharmaceuticals Companies, Inc. (See Note 11)	$—	$5,500
Par Pharmaceuticals Companies, Inc./Tech Transfer	—	500
Deferred Revenue from Asset Sales	—	6,000
Total Deferred revenue	$—	$6,000

7. Intangible Asset
The gross carrying amounts and net book value of our intangible asset are as follows:

	June 30, 2016				December 31, 2015
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Docetaxel product rights	18	$11,220	$(260)	$10,960	$—	$—	$—
Total	18	$11,220	$(260)	$10,960	$—	$—	$—
Amortization expense was $156 and $0 for the three months ended June 30, 2016 and 2015, and $260 and $0 for the six months ended June 30, 2016 and 2015, respectively.
Based on finite-lived intangible assets recorded as of June 30, 2016, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2016 (remainder)	$312
2017	623
2018	623
2019	623
2020	623
All other	8,156
Total estimated amortization expense	$10,960

8. Common Stock and Stock-Based Compensation
In December 2007, the Company's board of directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's board of directors approved the 2014 Equity Incentive Plan (the

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

"2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, the Company has reserved and made available 2,035,598 shares of common stock for issuance under the 2014 Plan. During the quarter ended June 30, 2016 the Company entered into an agreement with Jay Moorin and Alain Schreiber, M.D., in connection with their resignations from the Company’s board of directors, which resulted in a stock option modification. Under this agreement the Company reversed $319 in previously recognized expense for unvested options and recorded $160 in expense related to the acceleration of unvested options.
The Company recognized share-based compensation in its statements of operations for the three and six months ended June 30, 2016 and 2015 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling, general and administrative	$1,755	$762	$3,917	$962
Research and development	665	447	1,372	631
Total	$2,420	$1,209	$5,289	$1,593

9. Commitments
At June 30, 2016, the Company has purchase obligations in the amount of $16,128 which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office space under a lease agreement that expires on June 30, 2020. Rental expense was $156 and $95 for the three months ended June 30, 2016 and 2015, and $318 and $163 for the six months ended June 30, 2016 and 2015, respectively. The future lease payments under the operating lease are $2,255 as of June 30, 2016, payable monthly through June 30, 2020.

	Total	2016	2017	2018	2019	2020	Beyond
Operating lease obligations	$2,255	282	564	564	564	281	—
Purchase obligations	$16,128	16,128

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
On February 2016, The Medicines Company (“MDCO”) filed a complaint against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (the “Bivalirudin Product”). The Complaint seeks statutory, contractual and equitable damages growing out of the Company’s filing for approval with the FDA an NDA for its RTU bivalirudin product. MDCO amended that complaint in April 2016. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing the Bivalirudin Product, and that the Company's Bivalirudin Product infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims exists under the LDA. The Company filed a Motion to Dismiss in May 2016, and it continues to dispute the allegations made by MDCO, and believes it has meritorious defenses to all of MDCO’s claims.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for EP-3102 Bendeka for the treatment of CLL and indolent B-cell NHL. The Company believes EP-3102 Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The Company filed a Motion for Summary Judgement on July 11, 2016. The defendant's Cross Motion is expected later this summer.
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer, Scott Tarriff, seeking compensatory damages and an award of costs and expenses, including attorneys' and experts' fees. The plaintiff alleges that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and/or misleading statements about, among other things: (a) the Company’s expectations regarding the New Drug Application submitted for EP-6101, and (b) the Company’s business prospects.  On June 24, 2016, the court entered an order deferring defendants’ obligation to respond to the complaint until after the court appoints a lead plaintiff and lead counsel for the action.  On August 1, 2016, plaintiff Blake Bauer, along with purported class members Brent Kawamura and Guarang Patel (the “EGRX Investors Group”), filed a motion requesting the court to appoint the EGRX Investor Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  A hearing on this motion is scheduled for September 6, 2016.
11. Asset Sales
During fiscal year 2010 and 2011, the Company divested a non-core product and received proceeds of $6,500, comprised of $5,500 as a signing milestone which was previously recorded in deferred revenues and $500 for the initiation of Tech Transfer of which $250 previously remained in deferred revenues and a second payment of $500 for the completion of the Tech Transfer of which $250 previously remained in deferred revenues. Under the terms of this agreement, the licensor must obtain all of the following milestones with regard to the filing of the product in order for the Company to earn the revenues. These milestones are a) the receipt of an approval letter from the FDA, b) acknowledgment from the FDA that no further clinical studies will be needed and c) an approval letter from the FDA.
The Company, through various requests for information, was informed by the licensor in 2016 that it had voluntarily withdrawn the filing of the product application from the FDA in a prior year. Under the terms of the agreement, the milestones required to earn the $6,000 previously included in deferred revenue all related to the filing. The voluntary withdrawal of the filing by the licensor relieved the Company of further obligation with regard to performance under the milestones. Accordingly, during the quarter ended March 31, 2016, the Company recognized the $6,000 as license and other income.
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
12. Subsequent Events
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
On August 3, 2016, the Company entered into an agreement to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for a $14.0 million payment by the Company. Payment was due in 5 days of the signing of the agreement. An additional $1.0 million could be payable based on certain triggering events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words “may,” “will,” “plan,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “should,” “estimate,” “predict,” “project,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those projected in the forward-looking statements.
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in our Quarterly Reports on Form 10-Q subsequently filed during the current fiscal year, including this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Our product portfolio now includes five approved products: EP-1101 (argatroban) (“EP-1101”); Ryanodex® (dantrolene sodium) (“Ryanodex”); docetaxel injection, non-alcohol formulation (“Non-Alcohol Docetaxel Injection”); diclofenac-misoprostol; and EP-3102 (rapidly infused bendamustine RTD) (“EP-3102 Bendeka”). We have three commercial partners: Teva Pharmaceutical Industries Ltd. ("Teva"), which through its subsidiary Cephalon, Inc. ("Cephalon"), markets EP-3102 Bendeka, and The Medicines Company (“MDCO”) and Sandoz Inc. (“Sandoz”), who pursuant to separate agreements market EP-1101. EP-3102 Bendeka was commercially launched by Teva in January 2016.

We intend to market and commercialize certain of our products through our recent co-promotion agreement with Spectrum Pharmaceuticals, Inc. ("Spectrum") while continuing to grow our commercial organization.
We currently have four product candidates in advanced stages of development, and/or under review for approval by the FDA. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. ("AMRI"). Our four advanced candidates are EP-3101 (bendamustine RTD) ("EP-3101"), EP-6101 ready-to-use ("RTU") bivalirudin ("EP-6101"), EP-4104 (dantrolene sodium) (“EP-4104”) for exertional heat stroke ("EHS"), and EP-5101 (pemetrexed) (“EP-5101”). In March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our New Drug Application, or NDA, for EP-6101, a patented liquid intravenous form of Angiomax for percutaneous transluminal angioplasty, was complete, they could not approve the application in its present form and are requesting additional information. We are working with the FDA to identify an appropriate pathway to approval which could include a human study. EP-3101 is tentatively approved and we may begin commercializing in the future. Both EP-5101 and EP-4104, the potential label expansion of Ryanodex for the treatment of EHS, may address unmet medical needs in major specialty markets.

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

On July 2, 2014, the FDA granted us orphan drug designations for EP-3102 Bendeka for the treatment of CLL and indolent B-cell NHL. The designations were based on a plausible hypothesis that EP-3102 Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. If granted, orphan drug exclusivity for EP-3102 Bendeka would run for seven years from December 7, 2015, the date EP-3102 Bendeka was approved. However, the FDA issued a letter decision to us on March 24, 2016, taking the position that EP-3102 Bendeka is not currently eligible for orphan drug exclusivity because it has not been demonstrated to be clinically superior to the drug previously approved for the same indications. In April 2016, we filed a lawsuit against the FDA arguing that we are entitled to orphan drug exclusivity as a matter of law (see Part II, Item I. Legal Proceedings).
On July 5, 2016, we announced that Douglas L. Braunstein, co-founder of Hudson Executive Capital LP and former Vice Chairman and Chief Financial Officer, JPMorgan Chase & Co., and Robert Glenning, President Financial Services Division and Chief Financial Officer, Hackensack Meridian Health joined Eagle’s board of directors.
On July 11, 2016 the FDA determined that no additional human safety and efficacy data is required for the submission of EP-4104 (dantrolene sodium) for exertional heatstroke ("EHS"), further confirming that a hybrid development program comprised of clinical data from EHS patients and positive preclinical data from animal studies constitutes an adequate regulatory pathway for the NDA submission.
On August 2, 2016, our Board of Directors approved a common stock repurchase program of Eagle common stock up to $75.0 million. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be commenced, suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
On August 3, 2016, the Company entered into an agreement to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for a $14.0 million payment by the Company. Payment was due in 5 days of the signing of the agreement. An additional $1.0 million could be payable based on certain triggering events.
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time.
Financial Operations Overview

Revenue
Revenue includes product sales, royalty income and license and other income. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and year to year.
We recognize revenues from product sales of EP-3102 Bendeka, Ryanodex, EP-1101, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol. Sales of EP-3102 Bendeka are sold to our commercial partner Teva. Non-Alcohol Docetaxel Injection, launched in February 2016 and diclofenac-misoprostol, launched in January 2015, are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner and EP-1101 is sold directly to our commercial partners MDCO and Sandoz.

Sales to our commercial partners are typically made at little or no profit for resale. Diclofenac-misoprostol was divested in March 2016, and we may continue to market diclofenac-misoprostol until such time that the purchaser is able to launch the product.
Royalty Income. We recognize revenue from royalties based on Teva's net sales of EP-3102 Bendeka from Teva and Sandoz's and MDCO's net sales of EP-1101, typically calculated as a percentage of the net selling price, which is net of discounts, returns and allowances incurred by our commercial partners. Royalty income is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. Pursuant to the divestiture of diclofenac-misoprostol, we will receive a 25% royalty on net profits from the purchaser.
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
Currently, our product sales are from EP-3102 Bendeka, Non-Alcohol Docetaxel Injection, EP-1101, Ryanodex and diclofenac-misoprostol, and royalty income is derived from the sale of EP-3102 Bendeka through our commercial partner Teva, and EP-1101 to, and the resale by, two commercial partners, Sandoz and MDCO. The primary factors that determine our revenues derived from EP-3102 Bendeka are:

•	the rate at which Teva can convert the current market to EP-3102 Bendeka

•	the level of institutional demand

•	unit sales prices; and

•	the level of orders submitted by wholesalers, hospitals and surgery centers
The primary factors that may determine our revenues derived from EP-1101 are:

•	the level of orders submitted by our commercial partners, Sandoz and MDCO;

•	the level of institutional demand for EP-1101;

•	unit sales prices; and

•	the amount of gross-to-net sales adjustments realized by our marketing partners.
The primary factors that may determine our revenues derived from Ryanodex and Non-Alcohol Docetaxel Injection and our future products are:

•	the effectiveness of our contracted sales force and co-promotion partner, Spectrum;

•	the level of orders submitted by wholesalers, hospitals and surgery centers;

•	the level of institutional demand for our products;

•	unit sales prices; and

•	the amount of gross-to-net sales and chargebacks.
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

Cost of Revenue
Cost of revenue consists of the costs associated with producing our products for our commercial partners. In particular, our cost of revenue includes production costs of our products paid to a contract manufacturing organization coupled with shipping and customs charges, royalty expense and the amortization of intangible assets. Cost of revenue may also include the effects of product recalls, if applicable.
Research and Development
Our research and development expenses consist of expenses incurred in developing, testing, manufacturing and seeking regulatory approval of our product candidates, including expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses in preparing for the commercial manufacture of products; payments made to third-party clinical research organizations, contract laboratories and independent contractors; payments made to consultants who perform research and development on our behalf and assist us in the preparation of regulatory filings; payments made to third-party investigators who perform research and development on our behalf and clinical sites where such research and development is conducted; expenses incurred to maintain technology licenses; and facility, maintenance, allocated rent, utilities, depreciation and amortization and other related expenses. Additionally, expenses include salaries, benefits and other related costs, including stock-based compensation for research and development personnel.
Clinical trial expenses for our product candidates may continue to be a significant component of our research and development expenses. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.
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
Income Taxes
Significant changes in the structure of Eagle’s shareholder’s stock holdings which occurred in the second quarter of 2016 may trigger how Eagle utilizes accumulated Net Operating Losses in the future. The Company is evaluating whether or not a technical change of control, as it is defined in section 382 of the Internal Revenue Code has or soon will occur. The Company’s preliminary assessment is that Eagle is close to a technical change of control. The impact of this will not affect earnings per share. Upon a section 382 change of control the company is required to amortize NOL utilization. The Company’s initial estimate is that should Eagle be required to amortize its NOLs, it will have a cash impact of approximately $15-17 million in 2016.
Results of Operations
Comparison of Three Months Ended June 30, 2016 and 2015
Revenues

	Three Months Ended June 30,		Increase
	2016	2015
	(in thousands)
Product sales	$9,607	$3,730	$5,877
Royalty income	31,311	2,272	29,039
Total revenue	$40,918	$6,002	$34,916
Total revenue increased $34.9 million in the three months ended June 30, 2016 to $40.9 million as compared to $6.0 million in the three months ended June 30, 2015.
Product sales increased $5.9 million in the three months ended June 30, 2016 to $9.6 million as compared to $3.7 million in the three months ended June 30, 2015. This increase was due to $3.3 million in net product sales of EP-3102 Bendeka (launched in January 2016), $0.6 million in net product sales of Non-Alcohol Docetaxel Injection (launched in February 2016), an increase in

EP-1101 product sales of $0.1 million, and an increase of $2.0 million in net product sales of Ryanodex. These increases were offset by a decrease of $0.1 million in net product sales of diclofenac-misoprostol (launched in January 2015).
Royalty income increased $29.0 million in the three months ended June 30, 2016 to $31.3 million as compared to $2.3 million in the three months ended June 30, 2015, as a result of the launch of EP-3102 Bendeka in January 2016.

Cost of Revenue

	Three Months Ended June 30,		Increase
	2016	2015
	(in thousands)
Cost of revenue	$11,473	$3,348	$8,125
Cost of revenue increased by $8.1 million to $11.4 million in the three months ended June 30, 2016 from $3.3 million in the three months ended June 30, 2015. This net increase resulted from $0.5 million in cost of revenue for Non-Alcohol Docetaxel Injection (launched in February 2016). Cost of revenue related to EP-3102 Bendeka (launched in January 2016) increased by $7.0 million related to $3.3 million of product sales, $3.0 million of royalties and $.7 million of other expense. We experienced an increase of $0.5 million in cost of revenue for Ryanodex, and an increase of $0.1 million in cost of revenue for EP-1101.

Research and Development

	Three Months Ended June 30,		Increase/ (Decrease)
	2016	2015
	(in thousands)
EP-6101 (bivalirudin)	$903	$1,985	$(1,082)
EP-3101 (bendamustine RTD)	20	99	(79)
EP-3102 Bendeka (bendamustine rapid infusion)	(1,600)	1,211	(2,811)
EP-4104 (dantrolene sodium)	927	500	427
EP-5101 (pemetrexed)	655	271	384
All other projects	664	117	547
Salary and other personnel related expenses	2,160	1,695	465
Total Research and Development	$3,729	$5,878	$(2,149)
Research and development expenses decreased $2.2 million in the three months ended June 30, 2016 to $3.7 million as compared to $5.9 million in the three months ended June 30, 2015. Expenses in the three months ended June 30, 2016 were lower than in the three months ended June 30, 2015 as a result of a decrease in project spending for EP-6101 (bivalirudin) and certain cost reimbursements from our commercial partner for EP-3101 (bendamustine RTD) and a decrease in project spending for EP-3102 Bendeka. These decreases were offset by the increase in project spending for the successful completion of the clinical treatment portion of the safety and efficacy study of EP-4104 (dantrolene sodium) for exertional heatstroke, an increase in project spending for EP-5101 (pemetrexed), and an increase in spending for other projects. Salary and other personnel-related expenses increased due to increased staffing and higher overall compensation costs.

Selling, General and Administrative

	Three Months Ended June 30,		Increase
	2016	2015
	(in thousands)
Selling, general and administrative	$12,060	$5,111	$6,949

Selling, general and administrative expenses increased $6.9 million in the three months ended June 30, 2016 to $12.0 million as compared to $5.1 million in the three months ended June 30, 2015. This increase is related to a $1.7 million increase in sales and marketing expenses, $3.0 million increase in selling, general and administrative salary and personnel related expenses, $1.5 million increase in professional fees, $0.2 million increase in facilities expenses, $0.2 million increase in travel expenses, $0.2 million increase related to interest related to the acquisition of Non-Alcohol Docetaxel Injection and $0.1 million increase in miscellaneous expenses.

Other Income (Expense)

	Three Months Ended June 30,		Increase
	2016	2015
	(in thousands)
Interest income	$30	$8	$22
Interest expense	(3)	(3)	—
Total other income (expense), net	$27	$5	$22
Other income and expense increased by $22 thousand in the three months ended June 30, 2016 to income of $27 thousand as compared to income of $5 thousand in the three months ended June 30, 2015. The increase in other income and expense was due to the increase in interest income.
Income Tax Benefit
Income tax (provision) benefit decreased $0.8 million in the three months ended June 30, 2016 to a provision of $0.6 million as compared to a benefit of $0.2 million for the three months ended June 30, 2015. The decrease in income tax benefit (provision) was due to the net loss in the three months ended June 30, 2015, offset by the tax provision resulting from the recognition of net income in the three months ended June 30, 2016.
Net Income (Loss)
Net income for the three months ended June 30, 2016 was $13.1 million as compared to a net loss of $8.2 million in the three months ended June 30, 2015, as a result of the factors discussed above.

Comparison of Six Months Ended June 30, 2016 and 2015
Revenues

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015
	(in thousands)
Product sales	$23,729	$6,786	$16,943
Royalty income	40,779	5,525	35,254
License and other income	6,000	30,000	(24,000)
Total revenue	$70,508	$42,311	$28,197
Total revenue increased $28.2 million in the six months ended June 30, 2016 to $70.5 million as compared to $42.3 million in the six months ended June 30, 2015.
Product sales increased $16.9 million in the six months ended June 30, 2016 to $23.7 million as compared to $6.8 million in the six months ended June 30, 2015. This increase was due to $13.5 million in net product sales of EP-3102 Bendeka (launched in January 2016), $1.5 million in net product sales of Non-Alcohol Docetaxel Injection (launched in February 2016), an increase of $0.3 million in net product sales of diclofenac-misoprostol (launched in January 2015), and an increase of $2.2 million in net product sales of Ryanodex. These increases were offset by a decrease in EP-1101 product sales of $0.6 million.
Royalty income increased $35.3 million in the six months ended June 30, 2016 to $40.8 million as compared to $5.5 million in the six months ended June 30, 2015, as a result of the EP-3102 Bendeka launch in January 2016.
License and other income decreased $24.0 million in the six months ended June 30, 2016 to $6.0 million as compared to $30.0 million in the six months ended June 30, 2015, as a result of the upfront cash payment upon entering the Cephalon License. License and other income for the six months ended June 30, 2016 was comprised of $6.0 million earned from an asset sale in fiscal 2010 that was previously recorded as deferred revenue.

Cost of Revenue

	Six Months Ended June 30,		Increase
	2016	2015
	(in thousands)
Cost of revenue	$26,062	$9,296	$16,766
Cost of net revenues increased by $16.8 million to $26.1 million in the six months ended June 30, 2016 from $9.3 million in the six months ended June 30, 2015. This $16.8 million net increase resulted from $0.8 million in cost of revenue for Non-Alcohol Docetaxel Injection (launched in February 2016), an increase of $0.2 million in cost of revenue for diclofenac-misoprostol. Cost of revenue related to EP-3102 Bendeka (launched in January 2016) increased by $17.3 million related to $13.5 million of product sales, $3.8 million of royalties. These increases were offset by decreases of $1.0 million in cost of revenue for EP-1101 and $0.5 million in cost of revenue for Ryanodex.

Research and Development

	Six Months Ended June 30,		Increase/ (Decrease)
	2016	2015
	(in thousands)
EP-6101 (bivalirudin)	$3,977	$2,782	$1,195
EP-3101 (bendamustine RTD)	45	830	(785)
EP-3102 Bendeka	(1,465)	3,857	(5,322)
EP-4104 (dantrolene sodium)	1,682	777	905
EP-5101 (pemetrexed)	890	713	177
Diclofenac-misoprostol	—	18	(18)
All other projects	953	142	811
Salary and other personnel related expenses	4,323	3,044	1,279
Total Research and Development	$10,405	$12,163	$(1,758)
Research and development expenses decreased $1.8 million in the six months ended June 30, 2016 to $10.4 million as compared to $12.2 million in the six months ended June 30, 2015. This decrease resulted from certain cost reimbursements from our commercial partner for EP-3101 (bendamustine RTD), and a decrease in project spending for EP-3102 Bendeka, offset by an increase in project spending for EP-6101 (bivalirudin), EP-4104 (dantrolene sodium), and salaries and other personnel related expenses due to the timing of research and development activities performed.

Selling, General and Administrative

	Six Months Ended June 30,		Increase
	2016	2015
	(in thousands)
Selling, general and administrative	$23,033	$9,097	$13,936

Selling, general and administrative expenses increased $13.9 million in the six months ended June 30, 2016 to $23.0 million as compared to $9.1 million in the six months ended June 30, 2015. This increase is related to a $3.2 million increase in sales and marketing expenses, $2.6 million increase in professional fees, $6.7 million increase in general and administrative salary and personnel related expenses, $0.5 million increase in facilities expenses, $0.4 million increase in travel expenses, $0.4 million increase related to interest related to the acquisition of Non-Alcohol Docetaxel Injection and a $0.1 million increase in insurance and miscellaneous expenses.

Gain on sale of asset
On March 29, 2016, we entered into the Diclofenac Asset Purchase Agreement pursuant to which we sold certain intellectual property related to diclofenac-misoprostol in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, we received a one-time payment at closing of $1.75 million included in operating expenses.

Other Income (Expense)

	Six Months Ended June 30,		Increase
	2016	2015
	(in thousands)
Interest income	$51	$15	$36
Interest expense	(4)	(4)	—
Total other income (expense), net	$47	$11	$36
Other income increased by $36 thousand in the six months ended June 30, 2016 to income of $47 thousand as compared to income of $11 thousand in the six months ended June 30, 2015. The increase in other income and (expense) was due to the increase in interest income.
Income Tax Provision
Our gross deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets to the extent we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. Since the formation of the company, we have concluded that it was more likely than not that taxable income in the future would be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. Each quarter, we review this conclusion which requires significant management judgment. In the future, if available evidence changes our conclusions, we will make an adjustment to the related valuation allowance and income tax expense at that time.

The 2016 provision represents the federal alternative minimum tax and state and local income taxes currently payable.
In the six months ended June 30, 2016 and 2015, the Company recorded an income tax provision of $0.6 million and $0.2 million, respectively, based upon its estimated federal AMT and state tax liability.
Net Income
Net income for the six months ended June 30, 2016 was $12.2 million as compared to net income of $11.5 million in the six months ended June 30, 2015, as a result of the factors discussed above.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through public offerings of common stock and private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $75.6 million and $13.7 million as of June 30, 2016 and June 30, 2015, respectively. In addition, we had short term investments in U.S. Treasury Bills of $90.0 million at June 30, 2015.

For the six months ended June 30, 2016, we realized net income of $12.2 million. As of June 30, 2016, we had a working capital surplus of $99.7 million. For the six months ended June 30, 2015, we realized net income of $11.5 million. We have sustained significant losses since our inception on January 2, 2007 and have accumulated a deficit of $94.9 million as of June 30, 2016.
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
Operating Activities:
Net cash provided by operating activities for the six months ended June 30, 2016 was $0.5 million. Net income for the period was $12.2 million offset by non-cash adjustments of approximately $4.5 million from depreciation, amortization of intangible assets, stock-based compensation expense, royalty interest related to the Non-Alcohol Docetaxel Injection acquisition and gain on sale of diclofenac-misoprostol. Net changes in working capital decreased cash from operating activities by approximately $16.2 million, due to an increase in accounts receivable of $25.8 million, an increase in accounts payable of $7.6 million, a decrease in other assets of $0.1 million, a decrease in prepaid expenses and other current assets of $0.3 million, a decrease in inventories of $8.7 million, a decrease in deferred revenue of $6.0 million and a decrease in accrued expenses and other liabilities of $1.1 million. The total amount of accounts receivable at June 30, 2016 was approximately $52.0 million, which included approximately $8.1 million of product sales, approximately $37.7 million of royalty income and $6.2 million in cost reimbursements, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
At June 30, 2016, our cumulative receivables related to royalty income consisted of approximately $8.1 million in receivables from The Medicines Company, $0.3 million in receivables from Sandoz, and $29.3 million in receivables from Cephalon.
Based on our agreement with MDCO, our cumulative receivables related to that agreement will continue to aggregate in future periods. Our agreement with MDCO does not contemplate the ability for the parties to net settle amounts receivable or payable. Nonetheless, the Company has periodically collected from MDCO amounts that would be equal to the net amount of receivables due from MDCO, but, because it is unclear whether such cash receipt is intended to be settlement of the net receivable or only a partial payment towards the gross receivable, the Company has presented these receivables and payables in gross amounts on its condensed financial statements. As a result, the cumulative receivable from MDCO, as reduced by the cash received from MDCO, aggregates from period-to-period and has never been fully offset by those actual cash payments. At June 30, 2016, we recorded a receivable of approximately $8.1 million and a payable of $7.8 million to MDCO (based upon a 50% revenue split on Sandoz sales). The net receivable due from MDCO for the quarter ended June 30, 2016 therefore is $0.3 million. The receivable of $0.3 million from MDCO as of June 30, 2016 therefore represents the net cumulative receivable of the Company.
We believe that our accounts receivable as of June 30, 2016, after taking into account netting of receivables and payables related to MDCO, are reasonably collectible, and given the payment terms, will be collected in approximately 90 days, and thus would not have a material effect on our liquidity.
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
Investing Activities:
In the six months ended June 30, 2016, we invested $0.9 million in purchases of property and equipment and invested and redeemed $62.0 million of short term investments. We purchased Non-Alcohol Docetaxel Injection for $4.8 million and divested diclofenac-misoprostol and received $1.8 million
In the six months ended June 30, 2015, we invested $90.0 million, in short term investments and invested $327 thousand in the purchase of property and equipment.
Financing Activities:
Net cash provided by financing activities for the six months ended June 30, 2016 was $0. Net cash provided by financing activities for the six months ended June 30, 2015 was $55.4 million, primarily resulting from the issuance of common stock from the follow-on public offering of $54.3 million and stock option exercises of $1.1 million.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2016	2017	2018	2019	2020	Beyond
Operating lease obligations	$2,255	282	564	564	564	281	—
Purchase obligations	$16,128	16,128

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). We are currently assessing the impact that this standard will have on our financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended June 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016.

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
Based on their evaluation at June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
Medicines Company v. Eagle

On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (the “Bivalirudin Product”). The Complaint seeks statutory, contractual and equitable damages growing out of the Company’s filing for approval with the FDA an NDA for its RTU bivalirudin product. MDCO amended that complaint in April. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing the Bivalirudin Product, and that the Company's Bivalirudin Product infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims exists under the LDA. The Company filed a motion to dismiss in May 2016. The Company continues to dispute the allegations made by MDCO and believes it has meritorious defenses to all of MDCO’s claims.

Eagle v. Burwell

On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for EP-3102 Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes EP-3102 Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services.  The Company filed a Motion for Summary Judgment on July 11, 2016. The defendant’s Cross Motion is expected later this summer.

Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer, Scott Tarriff, seeking compensatory damages and an award of costs and expenses, including attorneys' and experts' fees. The plaintiff alleges that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and/or misleading statements about, among other things: (a) the Company’s expectations regarding the New Drug Application submitted for EP-6101, and (b) the Company’s business prospects.  On June 24, 2016, the court entered an order deferring defendants’ obligation to respond to the complaint until after the court appoints a lead plaintiff and lead counsel for the action.  On August 1, 2016, plaintiff Blake Bauer, along with purported class members Brent Kawamura and Guarang Patel (the “EGRX Investors Group”), filed a motion requesting the court to appoint the EGRX Investor Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  A hearing on this motion is scheduled for September 6, 2016.

Other

In addition to the above proceedings, from time to time, the Company is and may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company’s business, financial condition or results of operations. Furthermore, the Company believes that it has adequate reserves and adequate insurance coverage in respect of these claims; however, no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from such actions. Regardless of the outcome, litigation and claims can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1a. Risk Factors
Except for the risk factors set forth below, there have been no material changes from the Company’s risk factors and uncertainties disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on

February 29, 2016. For a complete discussion of the Company's risk factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016 , as updated in our Quarterly Reports on Form 10-Q subsequently filed during the current fiscal year, including this report.

We have a history of operating losses and have only recently achieved profitability. If we cannot sustain profitability, our business, prospects, operating results and financial condition would be materially harmed.

To date, we have focused primarily on developing a broad product portfolio and have obtained regulatory approval for five products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. Although we had net income of $2.6 million for the year ended December 31, 2015, and net income of $13.1 million and $12.2 million for the three and six months ended June 30, 2016, respectively, we have incurred significant net losses prior to 2015. As of June 30, 2016, we had an accumulated deficit of $95 million.

We have devoted most of our financial resources to product development and may not generate significant revenue from sales of our product candidates in the near-term, if ever. To date, only EP-1101, diclofenac-misoprostol, Ryanodex, Non-Alcohol Docetaxel Injection and EP-3102 Bendeka have been commercialized.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our expenses, but we expect to continue to incur substantial expenses, which we expect to increase as we expand our development activities and product portfolio. As a result of the foregoing, we may incur losses and negative cash flows in the future. We believe that our existing cash and cash equivalents, together with interest thereon, are sufficient to fund our operations for a minimum of twelve months.
Risks Related to Regulatory Approval
We cannot give any assurance that we will receive regulatory approval for our product candidates, which is necessary before they can be commercialized.

Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and are requesting additional information. We are working with the FDA to identify and appropriate pathway to approval, but there can be no assurance that the FDA will ultimately approve the NDA.

If we are unable to differentiate our products or product candidates from branded reference drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the ability to successfully commercialize our product candidates would be adversely affected.
Our strategy is to have our drugs enter the market no later than the first generic to the applicable branded reference drug. We expect to compete against branded reference drugs and to compete with their generic counterparts that will be sold for a lower price. Although we believe that our products and product candidates will be clinically differentiated from branded reference drugs and their generic counterparts, if any, it is possible that such differentiation will not impact our market position. If we are unable to achieve significant differentiation for our products or product candidates against other drugs, the opportunity for our products and product candidates to achieve premium pricing and be commercialized successfully would be adversely affected. For example, in April 2016, Centers for Medicare & Medicaid Services determined that the existing "J-Code" reimbursement for Treanda adequately describes EP-3102 Bendeka. A shared J-Code reimbursement could result in accelerated erosion of EP-3102 Bendeka pricing in the event of a generic Treanda market.
In addition to existing branded reference drugs and the related generic products, the FDA or other applicable regulatory authorities may approve generic products that compete directly with our products or product candidates, if approved. Once an NDA, including a 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as our products or product candidates and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our products or product candidates. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents of our products or product candidates would materially adversely impact our ability to successfully commercialize our product candidates or negatively impact our ability to gain market acceptance and market share for our products.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. To date, we have obtained regulatory approval for five products, and we have four product candidates in advanced stages of development and other exploratory candidates under a collaborative agreement entered into in January 2016. However, it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval in the United States or other jurisdictions.
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
We have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and are requesting additional information. We are working with the FDA to identify an appropriate pathway to approval, but there can be no assurance that the FDA will ultimately approve the NDA or if a path is identified, that the market for the product would warrant the cost and expense associated with pursuit of approval. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.
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

The efforts of our partners in many instances are likely to be outside of our control. If we are unable to maintain our commercial partnerships or to effectively establish alternative arrangements for our products, our business could be adversely affected. In addition, despite our arrangement with Spectrum, we still may not be able to cover all of the prescribing physicians for our products at the same level of reach and frequency as our competitors, and we ultimately may need to further expand our sales efforts in order to effectively compete.
Risks Related to Our Business Operations and Industry
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of June 30, 2016 we had a total of 63 full-time and two part-time employees in the United States and two full-time consultants in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell our products and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Our initial public offering was completed in February 2014 at a public offering price of $15.00 per share. The trading price of our common stock has fluctuated significantly in the past and is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that NDA;

•	failure to successfully execute our commercialization strategy with respect to our approved products or any other approved product in the future;

•	adverse results or delays in clinical trials, if any;

•	significant lawsuits, including patent or stockholder litigation;

•	inability to obtain additional funding;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our product candidates;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	unanticipated serious safety concerns related to the use of our products or any of our product candidates;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; trading volume of our common stock;

•	changes in the collective short interest in our common stock; and

•	repurchases of our common stock, if any, pursuant to our recently announced share repurchase program.

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
In addition, the market price of our shares of common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to short interest positions and/or inconsistent trading volume levels of our shares;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional debt or equity financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders; and

•	general economic and market conditions.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and NASDAQ and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. For example, in May 2016 we became party to a federal securities class-action lawsuit, and we could incur substantial costs defending such lawsuit. Such lawsuit, as well as similar lawsuits instituted in the future, could also divert the time and attention of our management.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 3, 2016, the Company entered into an agreement with Lyotropic Therapeutics, Inc. (“Lyotropic”) to reduce future royalties payable on Ryanodex net sales to Lyotropic from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for payments up to $15.0 million by the Company, $14.0 million of which is payable within five business days following August 3, 2016 and $1.0 million of which is payable upon the achievement of certain triggering events (the “Lyotropic Agreement”).
Payment was due in 5 days of the signing of the agreement. Additionally, Lyotropic and the Company agreed that the mutual design, development and support responsibilities, and commercialization efforts outside of the United States set forth in that certain License and Sublicense Agreement between Lyotropic and the Company dated October 16, 2008, are not required or have been fully performed.
The foregoing description of the Lyotropic Agreement is qualified in its entirety by reference to the Lyotropic Agreement, a copy of which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ending September 30, 2016.
Item 6.    Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

EAGLE PHARMACEUTICALS, INC.

DATED: August 9, 2016	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: August 9, 2016	By:	/s/ David E. Riggs
David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-92984), as amended.