Form 10-Q
period 2016-09-30
EAGLE PHARMACEUTICALS, INC.
filed 2016-11-09
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of November 4, 2016: 15,435,728 shares.

NOTE REGARDING COMPANY REFERENCES

Throughout this report, “Eagle Pharmaceuticals,” the “Company,” “Eagle,” “we,” “us” and “our” refer to Eagle Pharmaceuticals, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

EAGLE PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,311	$79,083
Accounts receivable	47,050	26,267
Inventories	7,106	15,042
Prepaid expenses and other current assets	5,578	1,865
Total current assets	119,045	122,257
Property and equipment, net	2,827	2,205
Intangible assets, net	24,759	—
Other assets	94	143
Total assets	$146,725	$124,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,104	$3,857
Accrued expenses	21,331	24,405
Current portion of contingent consideration	1,012	—
Deferred revenue	—	6,000
Total current liabilities	35,447	34,262
Contingent consideration, less current portion	5,755	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,726,322 and 15,636,387 issued as of September 30, 2016 and December 31, 2015, respectively	15	15
Additional paid in capital	206,465	197,440
Accumulated deficit	(82,960)	(107,112)
Treasury stock, at cost, 290,594 shares as of September 30, 2016	(17,997)	—
Total stockholders' equity	105,523	90,343
Total liabilities and stockholders' equity	$146,725	$124,605
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Product sales	$7,837	$3,314	$31,566	$10,099
Royalty income	26,246	2,422	67,025	7,947
License and other income	3,750	—	9,750	30,000
Total revenue	37,833	5,736	108,341	48,046
Operating expenses:
Cost of revenue	10,425	3,753	36,487	13,049
Research and development	3,207	6,911	13,612	19,073
Selling, general and administrative	11,893	5,460	34,927	14,557
Gain on sale of asset	—	—	(1,750)	—
Total operating expenses	25,525	16,124	83,276	46,679
Income (Loss) from operations	12,308	(10,388)	25,065	1,367
Interest income	26	8	76	22
Interest expense	(3)	(5)	(6)	(9)
Total other income	23	3	70	13
Income (Loss) before income tax provision	12,331	(10,385)	25,135	1,380
Income tax (provision) benefit	(379)	218	(983)	(28)
Net Income (Loss)	$11,952	$(10,167)	$24,152	$1,352
Earnings per share attributable to common stockholders:
Basic	$0.77	$(0.65)	$1.55	$0.09
Diluted	$0.73	$(0.65)	$1.46	$0.08
Weighted average number of common shares outstanding:
Basic	15,570,740	15,589,818	15,614,328	15,132,797
Diluted	16,450,182	15,589,818	16,501,167	16,123,729

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2015	15,637	15	$197,440	$—	$(107,112)	$90,343
Stock-based compensation expense	—	—	7,539	—	—	7,539
Issuance of common stock upon exercise of stock option grants	90	—	1,486	—	—	1,486
Common stock repurchases	—	—	—	(17,997)	—	(17,997)
Net income	—	—	—		24,152	24,152
Balance at September 30, 2016	15,727	$15	$206,465	$(17,997)	$(82,960)	$105,523

See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$24,152	$1,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	461	31
Amortization of intangible assets	461	—
Stock-based compensation	7,539	2,942
Change in fair value of contingent consideration	627	—
Gain on sale of diclofenac-misoprostol	(1,750)	—
Loss on disposal of fixed assets	—	273
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,783)	(262)
Decrease (increase) in inventories	7,936	(6,106)
Increase in prepaid expenses and other current assets	(3,713)	(3,117)
Decrease (increase) in other assets	49	(66)
Increase in accounts payable	7,747	10,647
Decrease in deferred revenue	(6,000)	(520)
(Decrease) increase in accrued expenses and other liabilities	(3,074)	1,907
Net cash provided by operating activities	13,652	7,081
Cash flows from investing activities:
Purchase of property and equipment	(1,083)	(1,398)
Purchase of short term investments	(62,000)	(105,999)
Maturities of short term investments	62,000	81,999
Payment for business acquisition	(4,850)	—
Payment for intangible asset	(14,000)	—
Proceeds from sale of diclofenac-misoprostol	1,750	—
Net cash used in investing activities	(18,183)	(25,398)
Cash flows from financing activities:
Proceeds from common stock option exercise	1,486	1,096
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	—	54,331
Payment of contingent consideration	(230)	—
Repurchases of common stock	(16,497)	—
Net cash (used in) provided by financing activities	(15,241)	55,427
Net (decrease) increase in cash	(19,772)	37,110
Cash and cash equivalents at beginning of period	79,083	34,869
Cash and cash equivalents at end of period	$59,311	$71,979
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,800	$482
Non-cash operating activities
Landlord contribution to leasehold improvements recorded as deferred rent	—	367
Non-cash financing activities
Common stock repurchases not yet paid	1,500	—
Contingent consideration on business acquisition	6,370	—
See accompanying notes to condensed financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Financial Statements
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed balance sheet at December 31, 2015 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016. Unless otherwise indicated or required by context, reference throughout to "Eagle", the "Company", "we", "our", or "us" refer to financial information and transactions of Eagle Pharmaceuticals, Inc.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) NDA regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved, injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has five products currently being sold in the United States under various license agreements in place with commercial partners, including: a ready-to-use formulation of Argatroban; Ryanodex® (dantrolene sodium) ("Ryanodex"); diclofenac-misoprostol; docetaxel injection non-alcohol formulation ("Non-Alcohol Docetaxel Injection"); and Bendeka (rapidly infused bendamustine RTD). The Company also has a number of products currently under development and certain products may be subject to license agreements.
On February 13, 2015, the Company submitted a New Drug Application or NDA to the FDA for Bendeka, which was approved by the FDA on December 7, 2015. Also, on February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to Bendeka for treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with non-Hodgkin’s lymphoma (“NHL”). Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a $15 million milestone payment in January 2016 related to the FDA approval of Bendeka in December 2015, and is currently eligible to receive up to $25 million in an additional sales-based milestone payment. In addition, the Company is entitled to receive royalty payments of 20% of net sales of the product. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon for a specified period.

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

On October 13, 2015, the Company entered into an exclusive U.S. licensing agreement (the "Teikoku Agreement") with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment of $250 upon execution of the agreement which was

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

included in Research and development in the Company's statement of operations in the fourth quarter of 2015. In January 2016, the Company made an additional payment of $4,850 to Teikoku upon FDA approval and NDA transfer to Eagle. In addition, the Company is obligated to pay 25% royalties on future gross profits. The Company accounted for the transaction as a business combination in 2016. The results of operations related to Non-Alcohol Docetaxel Injection have been included in the statements of income from the date of acquisition. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition. See Note 4. Acquisitions.

On November 4, 2015, the Company entered into a co-promotion agreement with Spectrum Pharmaceuticals, Inc. ("Spectrum") under which Spectrum's 32-person Corporate Accounts Sales Team is obligated to dedicate 80% of its time to selling and marketing up to six of the Company's products over a period of at least 18 months (the "Spectrum Agreement"). The Company is obligated to pay Spectrum a base fee of $12.8 million over 18 months, and additional payments of up to $9 million if specified targets for annual net sales of our products are met during the initial term of the Spectrum Agreement, for a potential total payment of up to $21.8 million during the initial term. The Company may extend the initial term of this agreement by six months to December 31, 2017 at its sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension.
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

On March 28, 2016 the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka.

On March 29, 2016, the Company entered into an asset purchase agreement (the "Diclofenac Asset Purchase Agreement") pursuant to which the Company sold certain intellectual property related to diclofenac-misoprostol in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, the Company received a one-time payment at closing of $1.75 million which was recognized as a gain in the first quarter of 2016. In consideration of the rights granted under the agreement, the purchaser will pay the Company a 25% royalty on net profits of diclofenac-misoprostol in the territory for five years from the date of sale. The Company may continue to market diclofenac-misoprostol until such time that the purchaser is able to launch the product.

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
On August 3, 2016, the Company entered into an agreement to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $14.0 million. An additional $1.0 million could be payable based on certain triggering events.
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
During the quarter-ended September 30, 2016, the Company entered into an amendment to the Cephalon license and supply agreements for Bendeka. The amendment expands the geographical scope of the rights granted under the original agreement to include territories outside the US and Canada. In accordance with this agreement, the Company recorded $1.75 million in license and other revenue on the condensed statements of operations. The Company is also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, and royalties on future sales.
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
The fair value of interest-bearing cash, cash equivalents, short term investments, accounts receivable and accounts payable approximate fair value due to their life being short term in nature, and are classified as Level 1 at September 30, 2016 and December 31, 2015. The fair value of the contingent consideration/accrued royalty is classified as Level 3 at September 30, 2016.
The Company is required by U.S. GAAP to record certain assets and liabilities at fair value on a recurring basis.
Intangible Assets
The Company capitalizes and includes in intangible assets the costs of trademark, developed technology and customer relationships. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization. The Company amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives. The Company evaluates the realizability of its definite-lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s revised useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.
The Company records acquired intangible assets identified in business combinations. We determine the estimated fair values of definite-lived intangible assets based on valuations performed at the time of their acquisition in accordance with FASB ASC 350. Such valuations utilize forecasted financial information.
Definite-lived intangibles are amortized over the period in which the related cash flows are expected to be generated or on a straight-line basis over the estimated useful life if the estimated cash flows method approximates straight-line basis. Refer to Note 7 - "Intangible Assets, Net".
The Company reviews the carrying value of its long-term assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. With respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
Acquisition-Related Contingent Consideration
Contingent consideration related to a business combination is recorded at the acquisition date at the estimated fair value of the contingent payments. The acquisition date fair value is measured based on the consideration expected to be transferred using probability-weighted assumptions and discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the acquisition-related contingent consideration is re-measured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the consolidated statements of operations.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell Argatroban and Bendeka. The Company relies on its partner Teva to market Bendeka. The Company's customers for Argatroban are its commercial and licensing partners, and therefore the Company's future revenues are highly dependent on these collaboration and distribution arrangements.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues
The Medicines Company/Chiesi USA, Inc.	5%	37%	6%	15%
Sandoz, Inc.	7%	28%	5%	10%
Cephalon, Inc. (Teva) - See Revenue Recognition	77%	—%	72%	62%
Par Pharmaceutical, Inc. - See Note 11	—%	—%	6%	—%
Other	11%	35%	11%	13%
	100%	100%	100%	100%

	September 30,	December 31,
	2016	2015
Accounts receivable
The Medicines Company/Chiesi USA, Inc.	21%	35%
Sandoz, Inc.	6%	—%
Cephalon, Inc. (Teva)	65%	57%
Other	8%	8%
	100%	100%
The Company uses one vendor as its sole source supplier for Argatroban and Bendeka. Due to the unique equipment and process for manufacturing these products, transferring manufacturing activities to an alternate supplier would be time-consuming and costly, and there are a limited number of manufacturers capable of performing this function.
Inventory
Inventory is recorded at the lower of cost or market, on a first-in first-out basis. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. In most instances, inventory is shipped from the Company's vendor directly to the Company's customers.
Property and Equipment
Property and equipment are stated at cost. Depreciation is recorded over the estimated useful lives of the assets utilizing the straight-line method. Leasehold improvements are being amortized over the shorter of their useful lives or the lease term.
Research and Development
Costs incurred for research and product development, including costs incurred for technology in the development stage, are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Advance payments for goods or services that will be

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

used for future research and development activities are capitalized as deferred cost and expensed as the related goods are delivered or services performed. Recoveries of previously recognized R&D expenses from third parties are recorded as a reduction to R&D expense in the period it becomes realizable.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $3,104 and $1,310 for the three months ended September 30, 2016 and 2015, respectively, and $8,825 and $3,880 for the nine months ended September 30, 2016 and 2015, respectively.
Accounting for Income Taxes
The Company accounts for deferred taxes using the asset and liability method as specified by ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and the tax basis of assets and liabilities, operating losses and tax credit carry forwards. Deferred income taxes are measured using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.
The Company's gross deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”) and are required to record a valuation allowance against net deferred tax assets to the extent we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from net deferred tax assets (namely, the NOLs) prior to expiration. Since formation, the Company has concluded that it was more likely than not that taxable income in the future would be insufficient to utilize the future income tax benefit from net deferred tax assets prior to expiration. Each quarter, this conclusion is reviewed which requires significant management judgment. If available evidence changes the Company's conclusions, the related valuation allowance and tax expense will be adjusted at that time.
During the three months ended September 30, 2016 and 2015, the Company recorded an income tax provision of $379 and an income tax benefit of $218, respectively. The tax provision recorded in the three months ended September 30, 2016 was driven by the Company's estimated federal AMT and state tax liability. The income tax benefit recorded in the three months ended September 30, 2015 was the reversal of income tax provision recorded earlier in 2015 due to the net loss incurred during the third quarter.
During the nine months ended September 30, 2016 and 2015, the Company recorded an income tax provision of $983 and $28, respectively, driven by its estimated federal AMT and state tax liability.
Revenue Recognition
Product revenue - The Company recognizes net revenue on sales to its commercial partners and to end users. In each instance, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and collectability is reasonably assured.
Revenue on sales to commercial partners relates to Argatroban and Bendeka. The Company’s commercial partners can return product within specified timeframes if the product does not meet certain inspection tests.
Revenue on sales to end users for Non-Alcohol Docetaxel Injection, Ryanodex and diclofenac-misoprostol are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions, such as shelf stock adjustments. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. The Company believes that the reserves it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amount for reserves to vary. If actual results vary with respect to our reserves, we may need to adjust our estimates, which could have a material effect on our results of operations in the period of adjustment.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Royalty Income — The Company recognizes revenue from license arrangements with its commercial partners' net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. The Company's commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 25 days for Bendeka and 60 days for Argatroban from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently determines a true-up when it receives royalty reports from its commercial partners. Historically, these true-up adjustments have been immaterial.
License and other income — The Company analyzes each element of our licensing agreements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract.
When a sale combines multiple elements upon performance of multiple services, the Company allocates revenue for transactions that include multiple elements to each unit of accounting based on its relative selling price, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The Company follows the selling price hierarchy as outlined in the guidance Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements. The guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”) if available and when VSOE is not available, and (iii) best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available. The Company uses BESP to determine the stand-alone selling price for such deliverables. The Company has an established process for developing BESP, which incorporates pricing practices, historical selling prices, the effect of market conditions as well as entity-specific factors. Estimated selling price is monitored and evaluated on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a milestone payment of $15 million and is eligible to receive up to $25 million in an additional milestone payment. The $30 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in February 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing an NDA, on February 13, 2015, and the remaining obligations were estimated to require minimal effort. On December 7, 2015, the FDA approved Bendeka (50 mL bendamustine hydrochloride) marking the achievement of a milestone which entitled the Company to a $15 million payment which was received in January 2016. The remaining milestone, if achieved, will be recognized in the period earned. In addition, the Company is entitled to royalty payments equal to 20% of net sales of the product.  In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon for a specified period. Refer to Note 12 - "Subsequent Events".
During the three months ended September 30, 2016, the Company recognized $2 million as we met certain one-time performance obligations.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value provisions of ASC 718, Compensation — Stock Compensation that requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options and restricted stock. This topic requires companies to estimate the fair value of the stock-based awards on the date of grant for options issued to employees and directors and record expense over the employees service periods, which are generally the vesting period of the equity awards. The Company uses a Black-Scholes valuation model as the most appropriate valuation method for pricing these options. Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest. There are customary limitations on the sale or transfer of the stock.
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
The anti-dilutive common shares equivalents outstanding at the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options	1,387,997	1,882,171	1,375,351	1,665,494
Total	1,387,997	1,882,171	1,375,351	1,665,494

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Numerator for basic earnings per share-net (loss) income	$11,952	$(10,167)	$24,152	$1,352
Numerator for diluted earnings per share-net (loss) income	$11,952	$(10,167)	$24,152	$1,352
Denominator
Basic weighted average common shares outstanding	15,570,740	15,589,818	15,614,328	15,132,797
Dilutive effect of stock options	879,442	—	886,839	990,932
Diluted weighted average common shares outstanding	16,450,182	15,589,818	16,501,167	16,123,729
Basic net (loss) income per share
Basic net (loss) income per share	$0.77	$(0.65)	$1.55	$0.09
Diluted net (loss) income per share
Diluted net (loss) income per share	$0.73	$(0.65)	$1.46	$0.08

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

Note 4. Acquisitions
Acquisition of Docetaxel-Injection, Non-Alcohol Formula
On October 13, 2015, the Company entered into the Teikoku Agreement with Teikoku to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid $4,850 upon FDA approval and NDA transfer to the Company, which occurred on January 12, 2016. The Company will also pay 25% royalties on future gross profits to Teikoku. The Company accounted for the transaction as a purchase of a business in 2016, in accordance with FASB Accounting Standard Codification 805 Business Combinations.

The Company has measured the fair value of the future royalty payment using its own assumptions of future profitability of Non-Alcohol Docetaxel Injection. Acquisition contingent consideration is measured at fair value on a recurring basis using unobservable inputs; which accordingly represents a Level 3 measurement within the fair value hierarchy. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed statement of operations.
The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability since acquisition through September 30, 2016 which was recorded in selling, general and administrative expense in the condensed statements of operations:

Opening Balance January 12, 2016	$6,370
Changes in fair value	627
Payment of contingent consideration	(230)
Closing Balance September 30, 2016	$6,767

The total of the contingent consideration of $11,220, which is comprised of the cash paid on FDA approval and NDA transfer to the Company and the fair value of contingent consideration has been attributed to the intangible asset for Docetaxel product rights.

The results of operations related to Docetaxel Non-Alcohol Injection have been included in the statements of operations from the date of acquisition. Pro forma results of operations have not been presented because the effect of Docetaxel Non-Alcohol Injection was not material. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $985 and a net loss of $2,484 in the three months ended September 30, 2016. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $2,450 and a net loss of $5,531 in the nine months ended September 30, 2016. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel injection acquisition.

5. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Raw material	$6,132	$8,687
Work in process	—	6,044
Finished products	974	311
	$7,106	$15,042
6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2016	2015
Prepaid expenses and other current assets
Prepaid product costs	$439	$85
Prepaid FDA user fee	2,123	551
Prepaid insurance	254	218
Prepaid research and development	—	283
Prepaid federal income taxes	2,336	508
All other	426	220
Total Prepaid expenses and other current assets	$5,578	$1,865

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2016	2015
Accrued expenses
Royalties due to The Medicines Company/Chiesi USA, Inc.	$8,704	$6,948
Royalties due to SciDose	3,657	1,637
Royalties due to Sandoz, Inc.	—	1,249
Accrued research & development	1,899	1,784
Accrued professional fees	947	792
Accrued salary and other compensation	2,873	2,242
Accrued product costs	2,602	9,232
Deferred rent	475	521
Accrued other	174	—
Total Accrued expenses	$21,331	$24,405
Deferred Revenue
Deferred revenue consists of the following:

	September 30,	December 31,
	2016	2015
Deferred revenue
Par Pharmaceutical, Inc. (See Note 11)	$—	$5,500
Par Pharmaceutical, Inc./Tech Transfer	—	500
Deferred Revenue from Asset Sales	—	6,000
Total Deferred revenue	$—	$6,000

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

7. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

	September 30, 2016				December 31, 2015
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Docetaxel product rights	18	$11,220	$(415)	$10,805	$—	$—	$—
Ryanodex intangible	20	$14,000	$(46)	$13,954
Total		$25,220	$(461)	$24,759	$—	$—	$—
Amortization expense was $201 and $0 for the three months ended September 30, 2016 and 2015, and $461 and $0 for the nine months ended September 30, 2016 and 2015, respectively.
Based on definite-lived intangible assets recorded as of September 30, 2016, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2016 (remainder)	$283
2017	1,177
2018	1,349
2019	1,463
2020	1,599
All other	18,888
Total estimated amortization expense	$24,759

8. Common Stock and Stock-Based Compensation
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
We repurchased the following shares of common stock with cash resources during the three months ended September 30, 2016:

Three Months Ended September 30,
2016 (1)
Shares of common stock repurchased	290,594
Value of common stock repurchased	$17,997
(1) including 21,457 shares, or $1,500, of common stock repurchases settled in October 2016, excluding commission of $1.

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
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	0.94% - 1.41%	1.68% - 1.71%	0.94% - 1.90%	1.42% - 2.09%
Volatility	31.68%	31.17%	31.34%	30.33%
Expected term (in years)	5.00 - 7.00 years	5.58 - 6.08 years	5.00 - 7.00 years	5.50 - 7.00 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
The Company recognized share-based compensation in its statements of operations for the three and nine months ended September 30, 2016 and 2015 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling, general and administrative	$1,584	$1,050	$5,501	$2,012
Research and development	666	299	2,038	930
Total	$2,250	$1,349	$7,539	$2,942
9. Commitments
At September 30, 2016, the Company has purchase obligations in the amount of $15,855 which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company leases its office space under a lease agreement that expires on June 30, 2020. Rental expense was $145 and $180 for the three months ended September 30, 2016 and 2015, and $463 and $343 for the nine months ended September 30, 2016 and 2015, respectively. The future lease payments under the operating lease are $2,114 as of September 30, 2016, payable monthly through June 30, 2020.
The Company is obligated to pay Spectrum Pharmaceuticals, Inc. $6,730, which represents the base fee from the co-promotion agreement entered into on November 4, 2015 with an 18 month term.

	Total	2016	2017	2018	2019	2020	Beyond
Operating lease obligations	$2,114	141	564	564	564	281	—
Purchase obligations	$15,855	15,855	—	—	—	—	—
Spectrum base fee	$6,730	2,200	4,530	—	—	—	—

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
On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (the “Bivalirudin Product”). The Complaint seeks statutory, contractual and equitable damages growing out of the Company’s filing for approval with the FDA an NDA for its RTU bivalirudin product. MDCO amended that complaint in April 2016. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing the Bivalirudin Product, and that the Company's Bivalirudin Product infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims exists under the LDA. The Company filed a Motion to Dismiss in May 2016, and it continues to dispute the allegations made by MDCO, and believes it has meritorious defenses to all of MDCO’s claims. Discovery is ongoing.

On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL. The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and expect oral argument in early 2017.
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleges the defendants violated the sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the New Drug Application submitted for EP-6101, and (c) the Company’s business prospects.  The defendants’ deadline to answer or otherwise respond to the Amended Complaint is December 16, 2016.

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

12. Subsequent Events
On November 2, 2016, the Company announced that the Centers for Medicare and Medicaid Services (CMS) has established a unique, product-specific billing code, or J-code (J9034), for Bendeka. The J-code will become effective on January 1, 2017. The new J-Code provides reimbursement coding clarity to outpatient facilities and physicians that administer Bendeka, facilitating access for patients and Medicare, Medicaid and commercial insurance reimbursement. Under the terms of the Cephalon License, the Company is entitled to receive a $40 million milestone payment upon receipt of the J-Code. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016. Unless otherwise indicated or required by context, reference throughout to "Eagle", the "Company", "we", "our", or "us" refer to financial information and transactions of Eagle Pharmaceuticals, Inc.
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

Overview
We are a specialty pharmaceutical company focused on developing and commercializing injectable products utilizing the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) regulatory pathway. Our business model is to develop proprietary innovations for FDA-approved, injectable drugs that offer longer commercial duration at attractive prices. For each of our products, we intend to enter the market no later than the first generic drug, allowing us to substantially convert the market to our product by addressing the needs of stakeholders who ultimately use our products. We believe we can further extend commercial duration through new intellectual property protection and/or orphan drug exclusivity and three years of regulatory exclusivity as provided under the Hatch-Waxman Act, as applicable.
Our product portfolio now includes five approved products: Argatroban; Ryanodex® (dantrolene sodium) (“Ryanodex”); docetaxel injection, non-alcohol formulation (“Non-Alcohol Docetaxel Injection”); diclofenac-misoprostol; and Bendeka (rapidly infused bendamustine RTD). We have three commercial partners: Teva Pharmaceutical Industries Ltd. ("Teva"), which through its subsidiary Cephalon, Inc. ("Cephalon"), markets Bendeka, and Chiesi USA, Inc. ("Chiesi") and Sandoz Inc. (“Sandoz”), who pursuant to separate agreements market Argatroban. Bendeka was commercially launched by Teva in January 2016.

We intend to market and commercialize certain products through our co-promotion agreement with Spectrum Pharmaceuticals, Inc. ("Spectrum") while continuing to grow our commercial organization.
We currently have four product candidates in advanced stages of development, and/or under review for approval by the FDA. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. ("AMRI"). Our four advanced candidates are EP-3101 (bendamustine RTD) ("EP-3101"), EP-6101 ready-to-use ("RTU") bivalirudin ("EP-6101"), EP-4104 (dantrolene sodium for exertional heat stroke ("EHS")) (“EP-4104”), and EP-5101 (pemetrexed) (“EP-5101”). In March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our New Drug Application, or NDA, for EP-6101, a patented liquid intravenous form of Angiomax® for percutaneous transluminal angioplasty, was complete, they could not approve the application in its present form and are requesting additional information. We are working with the FDA to identify an appropriate pathway to approval which could include a human study. EP-3101 is tentatively approved and we may begin commercializing in the future. Both EP-5101 and EP-4104 may address unmet medical needs in major specialty markets.

Recent Developments
On January 11, 2016, we entered into an agreement with AMRI to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States. Under the terms of the agreement, AMRI will develop and initially provide cGMP manufacturing and analytical support for the registration of the new product candidates and the costs are to be shared, 37.5% paid by Eagle and 62.5% paid by AMRI. We will be responsible for advancing the product candidates through clinical trials and regulatory submissions.

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

In April 2016, we filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Part II, Item I. Legal Proceedings). On July 2, 2014, the FDA granted us orphan drug designations for Bendeka for the treatment of CLL and indolent B-cell NHL. The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. If granted, orphan drug exclusivity for Bendeka would run for seven years from December 7, 2015, the date Bendeka was approved. However, the FDA issued a letter decision to us on March 24, 2016, taking the position that Bendeka is not currently eligible for orphan drug exclusivity because it has not been demonstrated to be clinically superior to the drug previously approved for the same indications.

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
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. During the three months ended September 30, 2016, the company repurchased 290,594 shares of its common stock for a total consideration of approximately $18 million.
During the quarter-ended September 30, 2016, the Company entered into an amendment to the Cephalon license and supply agreements for Bendeka. The amendment expands the geographical scope of the rights granted under the original agreement to include territories outside the US and Canada. In accordance with this amendment, the Company recorded $1.75 million in license and other income on the condensed statements of operations. The Company is also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, as well as royalties on future sales.
On November 2, 2016, the Company announced that the Centers for Medicare and Medicaid Services (CMS) has established a unique, product-specific billing code, or J-code (J9034), for Bendeka. The J-code will become effective on January 1, 2017. The new J-Code provides reimbursement coding clarity to outpatient facilities and physicians that administer Bendeka, facilitating access for patients and Medicare, Medicaid and commercial insurance reimbursement. Under the terms of the Cephalon License, the Company is entitled to receive a $40 million milestone payment upon receipt of the J-Code. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.
Financial Operations Overview

Revenue
Revenue includes product sales, royalty income and license and other income. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and year to year.
Product Sales. We recognize revenues from product sales of Bendeka, Ryanodex, argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol. Sales of Bendeka are sold to our commercial partner Teva. Non-Alcohol Docetaxel Injection, launched in February 2016 and diclofenac-misoprostol, launched in January 2015, are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner and Argatroban is sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Diclofenac-misoprostol was divested in March 2016, and we may continue to market diclofenac-misoprostol until such time that the purchaser is able to launch the product.
Royalty Income. We recognize revenue from royalties based on Teva's net sales of Bendeka and Sandoz's and Chiesi's gross profit of Argatroban, typically calculated as a percentage of the net selling price, which is net of discounts, returns and allowances incurred by our commercial partners. Royalty income is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. Pursuant to the divestiture of diclofenac-misoprostol, we will receive a 25% royalty on net profits from the purchaser.
License and other income. We recognize license revenue from Teva related to Bendeka.
Our revenues may either be in the form of the recognition of deferred revenues upon milestone achievement for which cash has already been received or recognition of revenue upon milestone achievement, the payment for which is reasonably assured to be received in the future.
Currently, our product sales are from Bendeka, Non-Alcohol Docetaxel Injection, Argatroban, Ryanodex and diclofenac-misoprostol, and royalty income is derived from the sale of Bendeka through our commercial partner Teva, and Argatroban to, and the resale by, two commercial partners, Sandoz and Chiesi. The primary factors that determine our revenues derived from Bendeka are:

•	the rate at which Teva can convert the current market to Bendeka

•	the level of institutional demand

•	unit sales prices; and

•	the level of orders submitted by wholesalers, hospitals and surgery centers
The primary factors that may determine our revenues derived from Argatroban are:

•	the level of orders submitted by our commercial partners, Sandoz and Chiesi;

•	the level of institutional demand for Argatroban;

•	unit sales prices; and

•	the amount of gross-to-net sales adjustments realized by our marketing partners.
The primary factors that may determine our revenues derived from Ryanodex and Non-Alcohol Docetaxel Injection and our future products are:

•	the effectiveness of our contracted sales force and co-promotion partner, Spectrum;

•	the level of orders submitted by wholesalers, hospitals and surgery centers;

•	the level of institutional demand for our products;

•	unit sales prices; and

•	the amount of gross-to-net sales and chargebacks.
Chargebacks.  We typically enter into agreements with group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of products. Based on these agreements, most of our hospital customers have the right to receive a discounted price for products and volume-based rebates on product purchases. In the case of discounted pricing, we typically pay a chargeback, representing the difference between the contract acquisition list price and the discounted price.

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
Research and Development
Our research and development expenses consist of costs incurred in developing, testing, manufacturing and seeking regulatory approval of our product candidates. These costs include expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses in preparing for the commercial manufacture of products; payments made to third-party clinical research organizations, contract laboratories and independent contractors; payments made to consultants who perform research and development on our behalf and assist us in the preparation of regulatory filings; payments made to third-party investigators who perform research and development on our behalf and clinical sites where such research and development is conducted; expenses incurred to maintain technology licenses; and facility, maintenance, allocated rent, utilities, depreciation, amortization and other related expenses. Additionally, expenses include salaries, benefits and other related costs, including stock-based compensation for research and development personnel.
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
Income Taxes
Significant changes in the structure of Eagle’s shareholder’s stock holdings which occurred in the second quarter of 2016 may have triggered how Eagle utilizes accumulated Net Operating Losses in the future. The Company is evaluating whether or not a technical change of control, as it is defined in section 382 of the Internal Revenue Code has or will occur.  The Company’s preliminary assessment is that Eagle is close to a technical change of control.  The impact of this will not affect earnings per share.  Upon a section 382 change of control the company is required to limit NOL utilization.  The Company’s initial estimate is that should Eagle be required to limit the usage of its NOLs in 2016, it will not have a material cash impact in 2016.

Results of Operations
Comparison of Three Months Ended September 30, 2016 and 2015
Revenues

	Three Months Ended September 30,		Increase
	2016	2015
	(in thousands)
Product sales	$7,837	$3,314	$4,523
Royalty income	26,246	2,422	23,824
License and other income	3,750	—	3,750
Total revenue	$37,833	$5,736	$32,097
Total revenue increased $32.1 million in the three months ended September 30, 2016 to $37.8 million as compared to $5.7 million in the three months ended September 30, 2015.
Product sales increased $4.5 million in the three months ended September 30, 2016 to $7.8 million as compared to $3.3 million in the three months ended September 30, 2015. This increase was due to $2.2 million in net product sales of Bendeka (launched in January 2016), $1.0 million in net product sales of Non-Alcohol Docetaxel Injection (launched in February 2016), an increase in Argatroban product sales of $0.3 million, and an increase of $1.2 million in net product sales of Ryanodex. These increases were partially offset by a decrease of $0.2 million in net product sales of diclofenac-misoprostol (launched in January 2015).
Royalty income increased $23.8 million in the three months ended September 30, 2016 to $26.2 million as compared to $2.4 million in the three months ended September 30, 2015, as a result of the launch of Bendeka in January 2016.
License and other income for the three months ended September 30, 2016 included $2.0 million as the Company met certain one-time performance obligations and $1.8 million related to the amendment of the license and supply agreement with Teva, expanding the territories for commercial sale of Bendeka.
Cost of Revenue

	Three Months Ended September 30,		Increase
	2016	2015
	(in thousands)
Cost of revenue	$10,425	$3,753	$6,672

Cost of revenue increased by $6.7 million to $10.4 million in the three months ended September 30, 2016 from $3.7 million in the three months ended September 30, 2015. This net increase resulted from $0.8 million in cost of revenue for Non-Alcohol Docetaxel Injection (launched in February 2016) and an increase of $0.8 million in the cost of revenue related to Argatroban. Cost of revenue related to Bendeka (launched in January 2016) increased by $5.3 million related to $2.4 million of product sales, $2.4 million of royalties and $.5 million of other expense. These increases were partially offset by a decrease of $0.2 million in cost of revenue for Ryanodex.

Research and Development

	Three Months Ended September 30,		Decrease
	2016	2015
	(in thousands)
Research and development	$3,207	$6,911	$(3,704)
Research and development expenses decreased $3.7 million in the three months ended September 30, 2016 to $3.2 million as compared to $6.9 million in the three months ended September 30, 2015. During the quarter ended September 30, 2016, the Company reached a settlement related to a dispute on materials provided for certain R&D projects. As a result of the settlement, the Company received a credit of $2.4 million which was recorded as a reduction of R&D expense. The decrease also resulted from lower project spending for EP-5101 (pemetrexed) and the non-recurrence of project spending for EP-4104 (dantrolene sodium) for exertional heatstroke related to the completion of the clinical treatment portion of the safety and efficacy study. These decreases were offset by the increase in project spending for EP-6101 (bivalirudin), and other projects, and higher salary and other personnel-related expenses due to increased headcount.

Selling, General and Administrative

	Three Months Ended September 30,		Increase
	2016	2015
	(in thousands)
Selling, general and administrative	$11,893	$5,460	$6,433

Selling, general and administrative expenses increased $6.4 million in the three months ended September 30, 2016 to $11.9 million as compared to $5.5 million in the three months ended September 30, 2015. This increase is primarily related to a $1.5 million increase in sales and marketing expenses, $2.6 million increase in employee related costs for additional headcount, $1.4 million increase in professional fees, $0.2 million increase in facilities expenses, $0.3 million increase in travel expenses, and $0.2 million increase in interest related to the acquisition of Non-Alcohol Docetaxel Injection.

Other Income (Expense)

	Three Months Ended September 30,		Increase
	2016	2015
	(in thousands)
Interest income	$26	$8	$18
Interest expense	(3)	(5)	2
Total other income (expense), net	$23	$3	$20
Other income and expense increased by $20 thousand in the three months ended September 30, 2016 to income of $23 thousand as compared to income of $3 thousand in the three months ended September 30, 2015. The increase in other income and expense was due to the increase in interest income.
Income Tax Benefit
Income tax provision increased $0.6 million in the three months ended September 30, 2016 to a provision of $0.4 million as compared to a benefit of $0.2 million for the three months ended September 30, 2015. The increase in income tax provision was driven by increases in the estimated federal AMT and state tax liability.

Net Income (Loss)
Net income for the three months ended September 30, 2016 was $12.0 million as compared to a net loss of $10.2 million in the three months ended September 30, 2015, as a result of the factors discussed above.

Comparison of Nine Months Ended September 30, 2016 and 2015
Revenues

	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015
	(in thousands)
Product sales	$31,566	$10,099	$21,467
Royalty income	67,025	7,947	59,078
License and other income	9,750	30,000	(20,250)
Total revenue	$108,341	$48,046	$60,295
Total revenue increased $60.3 million in the nine months ended September 30, 2016 to $108.3 million as compared to $48.0 million in the nine months ended September 30, 2015.
Product sales increased $21.5 million in the nine months ended September 30, 2016 to $31.6 million as compared to $10.1 million in the nine months ended September 30, 2015. This increase was due to $15.7 million in net product sales of Bendeka (launched in January 2016), $2.5 million in net product sales of Non-Alcohol Docetaxel Injection (launched in February 2016), an increase of $0.2 million in net product sales of diclofenac-misoprostol (launched in January 2015), and an increase of $3.5 million in net product sales of Ryanodex. These increases were partially offset by a decrease in Argatroban product sales of $0.4 million.
Royalty income increased $59.1 million in the nine months ended September 30, 2016 to $67.0 million as compared to $7.9 million in the nine months ended September 30, 2015, as a result of the Bendeka launch in January 2016.
License and other income decreased $20.3 million in the nine months ended September 30, 2016 to $9.7 million as compared to $30.0 million in the nine months ended September 30, 2015, which included the upfront cash payment upon entering the Cephalon License. License and other income for the nine months ended September 30, 2016 was comprised of $6.0 million earned from an asset sale in fiscal 2010 (that was previously recorded as deferred revenue), $2.0 million as the Company met certain one-time performance obligations and $1.8 million related to the amendment of the license and supply agreement with Teva, expanding the territories for commercial sale of Bendeka.
Cost of Revenue

	Nine Months Ended September 30,		Increase
	2016	2015
	(in thousands)
Cost of revenue	$36,487	$13,049	$23,438
Cost of net revenues increased by $23.4 million to $36.5 million in the nine months ended September 30, 2016 from $13.1 million in the nine months ended September 30, 2015. This $23.4 million net increase resulted from $1.6 million in cost of revenue for Non-Alcohol Docetaxel Injection (launched in February 2016), an increase of $0.2 million in cost of revenue for diclofenac-misoprostol. Cost of revenue related to Bendeka (launched in January 2016) increased by $22.6 million related to $16.5 million of product sales and $6.1 million of royalties. These increases were partially offset by decreases of $0.4 million in cost of revenue for Argatroban and $0.6 million in cost of revenue for Ryanodex.

Research and Development

	Nine Months Ended September 30,		Decrease
	2016	2015
	(in thousands)
Research and development	$13,612	$19,073	$(5,461)
Research and development expenses decreased $5.5 million in the nine months ended September 30, 2016 to $13.6 million as compared to $19.1 million in the nine months ended September 30, 2015. This decrease resulted from certain cost reimbursements from our commercial partner for $1.6 million, a $2.4 million credit from our supplier related to a dispute resolution, a decrease in project spending for EP-3101 (bendamustine RTD), EP-4104 (dantrolene sodium) and EP-5101 (pemetrexed). These decreases were partially offset by an increase in project spending for EP-6101 (bivalirudin), and an increase in salary and other personnel-related expenses due to increased headcount.

Selling, General and Administrative

	Nine Months Ended September 30,		Increase
	2016	2015
	(in thousands)
Selling, general and administrative	$34,927	$14,557	$20,370

Selling, general and administrative expenses increased $20.4 million in the nine months ended September 30, 2016 to $35.0 million as compared to $14.6 million in the nine months ended September 30, 2015. This increase is primarily related to a $4.2 million increase in sales and marketing expenses, $4.6 million increase in professional fees, $9.5 million increase in employee related costs for additional headcount, $0.3 million increase in facilities expenses, $0.7 million increase in travel expenses, and $0.6 million increase related to interest related to the acquisition of Non-Alcohol Docetaxel Injection.

Gain on sale of asset
On March 29, 2016, we entered into the Diclofenac Asset Purchase Agreement pursuant to which we sold certain intellectual property related to diclofenac-misoprostol in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, we received a one-time payment at closing of $1.75 million included in operating expenses.

Other Income (Expense)

	Nine Months Ended September 30,		Increase/ (Decrease)
	2016	2015
	(in thousands)
Interest income	$76	$22	$54
Interest expense	(6)	(9)	3
Total other income (expense), net	$70	$13	$57
Other income increased by $57 thousand in the nine months ended September 30, 2016 to income of $70 thousand as compared to income of $13 thousand in the nine months ended September 30, 2015. The increase in other income and (expense) was due to the increase in interest income.
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

The 2016 provision represents the federal alternative minimum tax and state and local income taxes currently payable. In the nine months ended September 30, 2016 and 2015, the Company recorded an income tax provision of $1.0 million and $28.0 thousand, respectively, based upon its estimated federal AMT and state tax liability.

Net Income
Net income for the nine months ended September 30, 2016 was $24.2 million as compared to net income of $1.4 million in the nine months ended September 30, 2015, as a result of the factors discussed above.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through public offerings of common stock and private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $59.3 million and $72.0 million as of September 30, 2016 and September 30, 2015, respectively. In addition, we had short term investments in U.S. Treasury Bills of $24.0 million at September 30, 2015.

For the nine months ended September 30, 2016, we realized net income of $24.2 million. As of September 30, 2016, we had a working capital surplus of $83.6 million. For the nine months ended September 30, 2015, we realized net income of $1.4 million. We have sustained significant losses since our inception on January 2, 2007 and have accumulated a deficit of $83.0 million as of September 30, 2016.
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
Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2016 was $13.7 million. Net income for the period was $24.2 million offset by non-cash adjustments of approximately $7.3 million from depreciation, amortization of intangible assets, stock-based compensation expense, royalty interest related to the Non-Alcohol Docetaxel Injection acquisition and gain on sale of diclofenac-misoprostol. Net changes in working capital decreased cash from operating activities by approximately $17.8 million, due to an increase in accounts receivable of $20.8 million, an increase in prepaid expenses and other current assets of $3.7 million, an increase in accounts payable of $7.8 million, a decrease in inventories of $7.9 million, a decrease in deferred revenue of $6.0 million, a decrease in other assets of $0.1 million, and a decrease in accrued expenses and other liabilities of $3.1 million. The total amount of accounts receivable at September 30, 2016 was approximately $47.1 million, which included approximately $7.5 million of product sales, $34.0 million of royalty income, $1.8 million in cost reimbursements and $3.8 million in other, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
At September 30, 2016, our cumulative receivables related to royalty income consisted of $8.9 million in receivables from one of our commercial partners. Based on our agreement with our commercial partner, our cumulative receivables related to that agreement will continue to aggregate in future periods. This agreement does not contemplate the ability for the parties to net settle amounts receivable or payable. Nonetheless, the Company has periodically collected amounts that would be equal to the net amount of receivables due, but, because it is inconclusive whether such cash receipt is intended to be settlement of the net receivable or only a partial payment towards the gross receivable, the Company has presented these receivables and payables in gross amounts on its condensed financial statements.
We believe that our accounts receivable as of September 30, 2016, after taking into account netting of receivables and payables, are reasonably collectible, and given the payment terms, will be collected in approximately 90 days, and thus would not have a material effect on our liquidity.
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
Investing Activities:
In the nine months ended September 30, 2016, we invested $1.1 million in purchases of property and equipment and invested and redeemed $62.0 million of short term investments. We purchased Non-Alcohol Docetaxel Injection for $4.8 million and the Ryanodex intangible for $14 million. We divested diclofenac-misoprostol and received $1.8 million.
In the nine months ended September 30, 2015, we invested $1.4 million in purchases of property and equipment. We invested $106.0 million and redeemed $82.0 million, respectively, of short term investments.
Financing Activities:
Net cash used in financing activities for the nine months ended September 30, 2016 was $15.2 million, primarily resulting from $16.5 million in cash settlements on repurchases of common stock and a $0.2 million payment of contingent consideration offset by the issuance of common stock for stock option exercises of $1.5 million.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $55.4 million, primarily resulting from the issuance of common stock from the follow-on public offering of $54.3 million and stock option exercise of $1.1 million.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2016	2017	2018	2019	2020	Beyond
Operating lease obligations	$2,114	141	564	564	564	281	—
Purchase obligations	$15,855	15,855	—	—	—	—	—
Spectrum base fee	$6,730	2,200	4,530	—	—	—	—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended September 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016.

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
Based on their evaluation at September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
Medicines Company v. Eagle

On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (the “Bivalirudin Product”). The Complaint seeks statutory, contractual and equitable damages growing out of the Company’s filing for approval with the FDA an NDA for its RTU bivalirudin product. MDCO amended that complaint in April. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing the Bivalirudin Product, and that the Company's Bivalirudin Product infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims exists under the LDA. The Company filed a motion to dismiss in May 2016. The Company continues to dispute the allegations made by MDCO and believes it has meritorious defenses to all of MDCO’s claims. Discovery is ongoing.

Eagle v. Burwell

On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services.  The parties have filed all substantive motions and pleadings and expect oral agreement in early 2017.

Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleges the defendants violated the sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the New Drug Application submitted for EP-6101, and (c) the Company’s business prospects.  The defendants’ deadline to answer or otherwise respond to the Amended Complaint is December 16, 2016.
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

Item 1a. Risk Factors
Except for the risk factors set forth below, there have been no material changes from the Company’s risk factors and uncertainties disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016. For a complete discussion of the Company's risk factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016, as updated in our Quarterly Reports on Form 10-Q subsequently filed during the current fiscal year, including this report.

We have a history of operating losses and have only recently achieved profitability. If we cannot sustain profitability, our business, prospects, operating results and financial condition would be materially harmed.

To date, we have focused primarily on developing a broad product portfolio and have obtained regulatory approval for five products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. Although we had net income of $2.6 million for the year ended December 31, 2015, and net income of $12.0 million and $24.2 million for the three and nine months ended September 30, 2016, respectively, we have incurred significant net losses prior to 2015. As of September 30, 2016, we had an accumulated deficit of $83 million.

We have devoted most of our financial resources to product development and may not generate significant revenue from sales of our product candidates in the near-term, if ever. To date, only Argatroban, diclofenac-misoprostol, Ryanodex, Non-Alcohol Docetaxel Injection and Bendeka have been commercialized.

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

A substantial portion of our total revenues is derived from sales of a limited number of products.

We derive a substantial portion of our revenue from sales of one product, Bendeka. During the nine months ended September 30, 2016, Bendeka accounted for 73% of our product sales, net. The sale of our products can be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

Our approved products may not achieve expected levels of market acceptance.

Even if we are able to obtain regulatory approvals for our products candidates, the success of those products is dependent upon market acceptance. Levels of market acceptance for our products candidates could be affected by several factors, including:

•	the availability of alternative products from our competitors;

•	the price of our products relative to those of our competitors;

•	the timing of our market entry;

•	the ability to market our products effectively at the retail level;

•	the perception of patients and the healthcare community, including third-party payers, regarding the safety efficacy and benefits of our drug products compared to those of competing products; and

•	the acceptance of our products by government and private formularies.

Some of these factors are not within our control, and our products may not achieve expected levels of market acceptance. Additionally, continuing and increasingly sophisticated studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others which may call into question the utilization, safety and efficacy of previously marketed products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry.

Risks Related to Our Business Operations and Industry
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of September 30, 2016 we had a total of 67 full-time and two part-time employees in the United States and two full-time consultants in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell our products and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Our initial public offering was completed in February 2014 at a public offering price of $15.00 per share. The trading price of our common stock has fluctuated significantly in the past and is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that NDA;

•	failure to successfully execute our commercialization strategy with respect to our approved products or any other approved product in the future;

•	adverse results or delays in clinical trials, if any;

•	significant lawsuits, including patent or stockholder litigation;

•	inability to obtain additional funding;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our product candidates;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	unanticipated serious safety concerns related to the use of our products or any of our product candidates;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; trading volume of our common stock;

•	changes in the collective short interest in our common stock; and

•	additional repurchases of our common stock, if any, pursuant to our recently announced share repurchase program.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of our equity securities during the three months ended September 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
July 1, 2016 to July 31, 2016	—	$—	—	$75,000
August 1, 2016 to August 31, 2016	128,921	$60.30	128,921	67,252
September 1, 2016 to September 30, 2016	161,673	$64.07	161,673	57,003
Total	290,594	$61.83	290,594

(1) All shares repurchased by the Company in this table were repurchase pursuant to the Share Repurchase Program, described below and elsewhere in this Quarterly Report on Form 10-Q.
(2) On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time.

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

EAGLE PHARMACEUTICALS, INC.

DATED: November 9, 2016	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: November 9, 2016	By:	/s/ David E. Riggs
David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-92984), as amended.