Form 10-K/A
period 2015-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2016-11-30
CIK 827871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Eagle Pharmaceuticals, Inc. (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Form 10-K”), and amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”), filed with the SEC on April 29, 2016, solely to refile Exhibit 10.23 and Exhibit 10.24 to the Original Form 10-K in response to comments received from the SEC regarding a confidential treatment request submitted to the SEC with respect to certain portions of Exhibit 10.23 and Exhibit 10.24 of Item 15 of Part IV of the Original Form 10-K, which is hereby amended to include revised redacted versions of Exhibit 10.23 and Exhibit 10.24.

Except as described above, no other changes have been made to the Original Form 10-K.  This Amendment No. 2 speaks as of the filing date of the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K or modify or update any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendment discussed above.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K, as amended by Amendment No. 1, and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to such filings.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2.

EAGLE PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2015

Part IV

Item 15.	Exhibits and Financial Statement Schedules	3

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K/A or as part of our Annual Report on Form 10-K filed with the SEC on February 29, 2016.

(a)  Documents filed as part of this report.

The following documents are filed as part of this report:

1.  Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the registrant’s Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Woodcliff Lake, Bergen County, State of New Jersey, on this 30th day of November 2016.

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

10.21	†	Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)

10.22	†	Form of Letter Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)

10.23	*(1)	License Agreement, by and between the Registrant and Teikoku Pharma USA, Inc., dated October 13, 2015

10.24	*(1)	Co-Promotion Agreement, by and between the Registrant and Spectrum Pharmaceuticals, Inc., dated November 4, 2015

23.1		Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm

24.1		Power of Attorney (incorporated by reference to this signature page of this Annual Report on Form 10-K)

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3	(1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	(1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†Management contract or compensatory plan or arrangement.

*Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1) Filed herewith.