Form 10-K
period 2016-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2017-03-15
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $364,085,254 computed by reference to the last reported sale price of $38.79 per share as reported by The NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 3, 2017 was 15,227,165 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for our 2017 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Table of Contents

EAGLE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2016

Eagle Pharmaceuticals, Inc.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Eagle Pharmaceuticals, Inc. name and logo, the Eagle Biologics, Inc. name and logo, and Ryanodex®, are either registered trademarks or trademarks of Eagle Pharmaceuticals in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this annual report on Form 10-K are the property of their respective owners. References to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, and references to "Eagle Biologics" mean Eagle Biologics, Inc.
This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to obtain and maintain regulatory approval of our products and product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our products and product candidates and our ability to successfully commercialize our products and product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our products and product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our products and product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	the performance of our strategic collaborators and success of our current strategic collaborations;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing drugs that are or become available;

•	the loss of key scientific or management personnel;

•	our use of the proceeds from our initial public offering; and subsequent follow-on offering;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to prevent or minimize the effects of Paragraph IV patent litigation; and

•
our ability to successfully integrate our recent acquisition of Arsia Therapeutics, Inc into our business, including the possibility that the expected benefits of the transaction will not be fully realized by us or may take longer to realize than expected.

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

PART I
Item 1. Business

Company Overview

Organization

Eagle Pharmaceuticals, Inc. is a specialty pharmaceutical company registered at and with principal offices at 50 Tice Boulevard, Suite 315, Woodcliff Lake, New Jersey 07677. On November 16, 2016, we purchased all of the outstanding capital stock of Arsia Therapeutics, Inc. (“Arsia”), and subsequently changed its name to Eagle Biologics, Inc. ("Eagle Biologics").

Business

Our business model is to develop proprietary innovations to FDA-approved, injectable drugs, that offer commercial and/or functional advantages to currently available alternatives. We have historically been, and will continue to primarily be, focused on developing and commercializing injectable drugs, primarily in the critical care and oncology areas, using the United States Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. With our addition of Eagle Biologics, we hope to apply our proven market strategy to offer “biobetter” formulations, and to rapidly develop novel biologic products under the pathway provided by the Biologics Price & Competition Act. In addition, we plan to continue to market and/or commercialize our products through marketing partners and/or through our growing internal direct sales force.

For each of our current and future pre-commercial products, we target market entry prior to the first generic or biosimilar drug with the goal of substantially converting the market by addressing the needs of stakeholders who ultimately use our products. We believe we can further extend commercial duration through new intellectual property protection and/or orphan drug exclusivity and three years of non-patent regulatory exclusivity for future product candidates, as provided under applicable law and regulations. We strive to enhance branded reference drugs to optimize their ease and safety of use for healthcare providers, produce less drug waste, lower cost to stakeholders, and create the opportunity for label expansion to additional indications. Our regulatory and commercial strategy is to introduce improved product formulations no later than the first generic or biosimilar competitor of the branded reference product, which provides us with the potential to extend the useful life of the product and realize superior pricing.

Our 505(b)(2) model has been validated by the approval and successful launches of our novel formulations of Argatroban and Ryanodex® (dantrolene sodium) (“Ryanodex”) and the FDA approvals and launches of docetaxel injection, non-alcohol formulation (“Non-Alcohol Docetaxel Injection”) and rapidly infused bendamustine RTD (“Bendeka”), licensed to and launched jointly with Teva Pharmaceutical Industries Ltd. ("Teva") in January of 2016. We are in the early stages of development with our biologics strategy and do not currently have any commercially approved biologics products.

Our product portfolio now includes four approved products: Argatroban; Ryanodex; docetaxel injection, non-alcohol formulation; and Bendeka. We have three commercial partners: Teva Pharmaceutical Industries Ltd. ("Teva"), which through its subsidiary Cephalon, Inc. ("Cephalon"), markets Bendeka, and Chiesi USA, Inc. ("Chiesi") and Sandoz Inc. (“Sandoz”), who pursuant to separate agreements market Argatroban.

We currently have multiple product candidates in advanced stages of development, and/or under review for approval by the FDA. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. ("AMRI"). Our advanced candidates are EP-3101 (bendamustine RTD) ("EP-3101"), EP-4104 (dantrolene sodium for exertional heat stroke ("EHS")) (“EP-4104”), EGL-4104-C-1702 (dantrolene sodium for drug induced hyperthermia), EP-5101 (pemetrexed) (“EP-5101”) and EGL-5385-C-1701 (fulvestrant). EP-3101 has been tentatively approved by the FDA. Both EP-5101 and EP-4104, both unapproved, may address unmet medical needs in major specialty markets.

In March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA, for our ready to use (“RTU”) bivalirudin candidate, EP-6101, a patented liquid intravenous form of Angiomax® for percutaneous transluminal angioplasty, was complete, they could not approve the application in its present form and are requesting additional information. We are currently evaluating and planning our next steps with this development program.

In 2016 and the first quarter of 2017, we accomplished the following with respect to our product portfolio:

•
On January 11, 2016, we entered into an agreement with AMRI to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States. Under the terms of the agreement, AMRI will develop and initially provide cGMP manufacturing and analytical support for the registration of the new product candidates and Eagle and AMRI will share the costs, with 37.5% paid by Eagle and 62.5% paid by AMRI. We will be responsible for advancing the product candidates through clinical trials and regulatory submissions.

•
On March 29, 2016, we entered into an asset purchase agreement with Exela Pharmaceuticals (the "Diclofenac Asset Purchase Agreement") pursuant to which we sold certain intellectual property related to diclofenac-misoprostol, a legacy non-core product in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, we received a one-time payment at closing of $1.75 million. We recognized a gain in the first quarter of 2016 of $1.75 million on the sale of diclofenac-misoprostol. In consideration of the rights granted under the agreement, the purchaser will pay us a 25% royalty on net profits of diclofenac-misoprostol in the territory covered in the agreement for five years from the date of sale. We may continue to market diclofenac-misoprostol until such time that the purchaser is able to launch the product.

•
In April 2016, we filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Part II, Item I. Legal Proceedings). On July 2, 2014, the FDA granted us orphan drug designation for Bendeka for the treatment of chronic lymphocytic leukemia, or CLL, and indolent B-cell non-Hodgkin's lymphoma, or NHL. The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. If granted, orphan drug exclusivity for Bendeka would last for seven years from December 7, 2015, the date Bendeka was approved. However, the FDA issued a letter decision to us on March 24, 2016, taking the position that Bendeka is not currently eligible for orphan drug exclusivity because it has not been demonstrated to be clinically superior to the drug previously approved for the same indications.

•
On July 11, 2016 the FDA determined that no additional human safety and efficacy data would be required for the submission of EP-4104, further confirming that a hybrid development program comprised of clinical data from EHS patients and positive preclinical data from animal studies constitutes an adequate regulatory pathway for the NDA submission. Following the completion of additional animal studies, the NDA was submitted on January 20, 2017.

•
On August 3, 2016, we amended our agreement with Lyotropic Therapeutics, Inc. to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $15 million.

•
During the quarter-ended September 30, 2016, we entered into an amendment to that certain Exclusive License Agreement originally entered into with Cephalon, Inc. (the "Cephalon License") and the related supply agreements for Bendeka. Prior to such amendment (and as consented to by Eagle), Cephalon, Inc. (“Cephalon”) assigned to TPIG all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka described in this annual report on Form 10-K should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which Eagle and TPIG are now parties. The amendment expands the geographical scope of the rights granted under the original agreement to include certain territories outside the US and Canada. In accordance with this amendment, we recorded $1.75 million in license and other revenue in the consolidated statements of operations for the year-ended December 31, 2016. We are also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, as well as royalties on future sales.

•
On November 2, 2016, the Centers for Medicare and Medicaid Services (CMS) established a unique, product-specific billing code, J-code (J9034) (the "J-code"), for Bendeka. The J-code became effective on January 1, 2017. The new J-code provides reimbursement coding clarity to outpatient facilities and physicians that administer Bendeka, facilitating access for patients and Medicare, Medicaid and commercial insurance reimbursement. Under the terms of the Cephalon License, we received a $40 million milestone payment upon receipt of the J-code, which we recorded as revenue in the fourth quarter of 2016. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.

•
On November 16, 2016 we entered into an agreement to acquire Arsia, an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and we subsequently renamed the business Eagle Biologics, Inc. Under the terms of the stock purchase agreement, we paid approximately $27.2 million in cash and 40,200 shares of our common stock worth $3.0 million at closing. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges with large molecule products.

In addition to building our product portfolio, we continue to develop our commercial organization. On November 4, 2015, we entered into a Co-Promotion Agreement with Spectrum Pharmaceuticals, Inc. ("Spectrum"), dated November 4, 2015, under which Spectrum agreed to dedicate 80% of its 32-person Corporate Accounts Sales Team's time to selling and marketing one of our products through June 2017. We will have paid Spectrum a base fee of $12.8 million for that 18 month period. We have the right to extend the initial term of this agreement by six months to December 31, 2017 at our sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension. In preparation for near-term product launches, we are building an internal commercial team anticipated to consist of approximately 50 direct sales representatives, support staff and management who will be a part of our independent commercial organization.

Product Portfolio

Our product portfolio consists of:

Product	U.S. Brand Reference Drug	Description	Indication	Estimated Market Opportunity (amounts in millions)	Status
Ryanodex® (dantrolene sodium)	Dantrium®/ Revonto®	Muscle relaxant	Malignant hyperthermia	$75(2)	Approved (U.S.)/ launched August 2014; orphan drug exclusivity received for MH (U.S.)
Argatroban	Argatroban	Anti-coagulant; thrombin inhibitor	Heparin-induced thrombocytopenia	$99(2)	Approved (U.S.); marketed by Chiesi USA, Inc. and Sandoz
Docetaxel Injection, Non-Alcohol formulation	Docetaxel	Chemotherapeutic agent	Breast, non-small cell lung, prostate, head and neck cancers/ gastric adenocarcinoma	$75(2)	Approved (U.S.) in December 2015/ launched in January 2016; Eagle holds the exclusive right to market, sell and distribute in the U.S.
BENDEKATM	BENDEKATM	Chemotherapeutic agent	CLL; Indolent NHL	$660(1)	Approved (U.S.) in December 2015; licensed to and marketed by Teva; orphan drug designation for CLL and NHL (U.S.)
EP-3101 (bendamustine RTD)	Treanda®	Chemotherapeutic agent	(CLL); Indolent (NHL)	$660(1)	Tentative approval (U.S.) for NHL and CLL in July 2014/
EP-4104 (dantrolene sodium)	No drug currently approved	Muscle relaxant	Exertional heat stroke	$400(2)
Orphan drug designation received for heat stroke (U.S.); IND submission in 2015; completed safety and efficacy study in December 2015; FDA granted fast track designation and NDA submitted in January 2016

EP-5101 (pemetrexed)	Alimta	Chemotherapeutic agent	Lung cancer and mesothelioma	$1,101(1)	NDA submitted December 2016
EGL-5385-C-1701 (fulvestrant)	Faslodex	Selective estrogen receptor degrader	Metastatic breast cancer	$438(1)	Pre-NDA submission
EGL-4104-C-1702 (dantrolene sodium)	No drug currently approved	Muscle relaxant	Drug induced hyperthermia	$400(2)	Pre-NDA submission
(1)Based on publicly filed reports with the SEC.
(2)Based on independent market research and management's estimates extrapolated therefrom.
Our Competitive Strengths
Our Purpose

We believe that many currently available critical care and oncology injectable drugs and biopharmaceuticals have suboptimal characteristics that do not meet the needs of patients, physicians, nurses or pharmacists. These characteristics can impact safety, shelf life, convenience, waste, cost, and ease of use by practitioners and pharmacy staff. For instance, existing drugs may be packaged inefficiently or come in formulations that require reconstitution or dilution, or which are otherwise difficult or inconvenient to prepare, and which could expose workers to cytotoxic compounds and can result in dosing errors. This can also lead to wasted quantities of drug, inefficiencies in staff time and constrained work flow, reduced shelf life and the need for multiple dosing of individual patients to complete treatment. Likewise the viscosity of many biologic products requires them to be delivered intravenously often in time consuming and sometimes painful treatments for patients. We believe there is a large and unmet market for developing injectable drugs that address the specific needs of patients, physicians, nurses and pharmacists to simplify their use, reduce waste and lower healthcare costs.

We believe that our management's unique knowledge of the industry as well as the biopharmaceutics formulation acumen presented by Eagle Biologics combine to enable us to compete effectively in the market for injectable therapeutics in both small and large molecule markets. We look to continue to exploit these strengths in order to build upon our portfolio of attractive assets.

We have and continue to engage physicians, nurses, pharmacists and key opinion leaders, to identify specific products where the characteristics described above present opportunities for product improvement. We evaluate the product opportunities presented by the stakeholders and determine whether or not they conform to our research and development planning. A key aspect of our evaluation is the intellectual property landscape for each product opportunity, including our ability to avoid infringing existing patents and the potential patentability of our modified version of the drug. We utilize our experienced team of formulators with extensive experience with injectable pharmaceuticals, and a track record of success in product development, regulatory relations, and quality assurance to develop improved products.

Because our products are differentiated from the branded reference drugs, we believe we are able to avoid infringing existing patents covering the branded reference drug allowing us to enter the existing market no later than applicable generic drugs, which may be subject to protracted patent litigation that delays market entry. Protracted litigation is a significant barrier to entry for competitors seeking approval of an ANDA referencing the branded reference product, and our early entry into the market leads to less price erosion due to constrained competition. Our patent estate includes 14 owned or exclusively-licensed U.S. issued patents and ten filed U.S. patent applications, as well as several patent applications that have been filed in various worldwide territories, that protect or will protect, as applicable the market value of our current portfolio of products. We believe that other potential barriers to entry for our competitors consist of the following:

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

Our product portfolio is focused on oncology, critical care, and orphan diseases and includes four approved products, one tentative approval, and several distinct product candidates in advanced development. Additionally, we have other exploratory candidates under our collaborative agreement with AMRI, and are developing a “biobetters” pipeline at our subsidiary, Eagle Biologics. We believe that we can leverage our formulation and development expertise to achieve improved product attributes in terms of potential for longer stability, shorter infusion times, less waste and/or ease and safety of use for healthcare professionals and achieve longer commercial duration compared to generic competitors. We believe that our products may offer certain benefits as compared to existing injectable drugs which may include one or more of the following:

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

Our Strategy

Our goal is to be a leading specialty pharmaceutical company focused on the development and commercialization of injectable pharmaceutical products for use in acute care settings that represent an improvement over the currently marketed reference drug. Our strategy to achieve this goal includes:

Enter the market no later than the first generic drug.    We intend to enter the market no later than the first generic or biosimilar of the branded reference drug. During this period, the number of competitors is lowest and branded drugs are generally at peak or near peak value. This will allow us to influence usage patterns and market our products as improved versions, thereby achieving favorable pricing. Even if we enter the market simultaneously with, or after, the first generic drug, as a 505(b)(2) applicant, we would be able to enter the market without regard to any generic drug's 180-day exclusivity period.

Retain commercial rights in the United States and selectively partner outside of the United States.    In general, we believe that we can cost-effectively commercialize our products in the United States internally or through a contracted sales force and selected commercial arrangements, and thereby retain the commercial value of these products. We have established a small, contract specialty sales force focusing on GPOs, hospital systems and key stakeholders in acute care settings, primarily hospitals. In an effort to expand on our commercial strategy, we plan to grow our internal sales force by 20 during 2017 and have partnered with Spectrum to commercialize some of our products. Outside of the United States, we may utilize partners for the commercialization of our products, as needed.

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

Continue to build a robust intellectual property portfolio.    Our patent estate includes 14 owned or exclusively-licensed U.S. issued patents and 10 filed U.S. patent applications, as well as several that have been filed in various worldwide territories, that protect or will protect, as applicable the market value of our approved and pipeline products. These patents consist primarily of formulation and method-of-use patents. We intend to continue to build our patent portfolio by filing for patent protection on new developments with respect to our product candidates that will not infringe patents that cover the branded reference drugs. We expect that these will, if issued, allow us to list our own patents in the Orange Book, to which potential competitors will be required to certify upon submission of their applications referencing our products, if approved.

Our Products and Product Portfolio

EP-3101 RTD and Bendeka (Licensed to Teva) for Chronic Lymphocytic Leukemia and Non-Hodgkin's Lymphoma

Overview

Bendamustine is an alkylating agent approved for use in CLL, and indolent B-cell NHL, that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen (which we refer to herein as the NHL indication).

U.S. Marketed Bendamustine Products

Teva currently markets its lyophilized bendamustine product under the trade name Treanda®. Teva ceased distribution of Treanda® liquid on March 30, 2016.

Limitations of Marketed Bendamustine Products.

The currently marketed bendamustine product is a lyophilized powder that requires reconstitution in water prior to use. A 500 mL intravenous (IV) administration is used over 30 or 60 minutes for CLL and NHL patients, respectively. The product is sold in single use vials creating an opportunity for product waste in certain applications.

Eagle's Solution: EP-3101 RTD and Bendeka

The EP-3101 RTD and Bendeka liquid formulations eliminate the need to reconstitute the drug prior to use, relative to the lyophilized presentation of Treanda®. As a result, we believe that relative to the lyophilized presentation of Treanda® there is less potential for dosing errors, less exposure to cytotoxic powders and a more efficient work flow.

Additionally, admixtures prepared with Bendeka contain lower sodium as compared with Treanda® which could be of benefit to the predominantly elderly, renally impaired and cardiovascular compromised patients. Also, Bendeka is available in a multi-use vial, which allows infusion centers and hospitals to avoid needless waste of unused drug remaining after procedures with single use vials.

EP-3101 RTD

We developed EP-3101 RTD, an RTD, multi-dose liquid with extended drug stability for use with a 500mL intravenous, or IV, infusion bag, for which we were granted tentative patent approval. We have not pursued commercialization of the product as of yet.

Teva License- Bendeka

Bendeka is the same RTD, multi-dose liquid formulation as EP-3101 RTD, with extended drug stability, but for use with a 50 mL IV infusion bag, which enables it to be administered in a shorter time-period than current drugs on the market and represents a label expansion from EP-3101 RTD. We received orphan drug designation for Bendeka for CLL and NHL in July 2014. We entered into the Cephalon License to market this product. See License Agreements - Bendamustine License Agreement, below.

Argatroban for Heparin-Induced Thrombocytopenia

Argatroban is an anti-coagulant originally developed for the treatment of heparin-induced thrombocytopenia ("HIT"). Our formulation of Argatroban, was our first product approved by the FDA and is marketed by Chiesi and Sandoz under separate agreements with us. See License Agreements - License and Distribution Agreement - Chiesi; and Settlement Agreement and Related Supply and Distribution Agreement with Sandoz, below.

Currently-Marketed Argatroban Products

Argatroban is currently sold by GSK, West-ward, Chiesi and Sandoz. It is sold in 250mL (GSK and West-ward), 125mL (Sandoz) and 50mL (Chiesi and Sandoz) presentations. According to IMS Health, Argatroban had U.S. annual sales of $47 million in 2016.

Limitations of Argatroban Marketed Products

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

Eagle's Solution: Argatroban Injection

Our formulation of Argatroban is supplied in a single-use vial, containing 50mg of drug in a 50mL aqueous solution, where only 1% of the drug is wasted. Argatroban is ready to use and the vial label contains a ring sling for convenient IV pole administration. It was approved by the FDA on June 29, 2011, for treatment of HIT in patients.

Docetaxel Injection, Non-Alcohol Formula

On October 13, 2015, we in licensed docetaxel injection, non-alcohol formulation from Teikoku. See License Agreements - Teikoku License Agreement, below. Docetaxel is an injectable oncology drug indicated for the treatment of non-small cell lung cancer, hormone refractory prostate cancer, gastric adenocarcinoma, and squamous cell carcinoma of the head and neck cancer.

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

Ryanodex® for Malignant Hyperthermia

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

We believe that the immediate benefits of our Ryanodex® formulation are clinically significant in critical care situations. Specifically, Ryanodex® reduces the amount of time to reconstitute and administer dantrolene from 15 to 20 minutes with Dantrium® and Revonto®, to 1 minute, as the anesthesiologist will be able to mix and administer a dose of 250mg from a single vial of Ryanodex® in contrast to mixing and administering up to 12 or more vials of Dantrium® or Revonto®. A recent retrospective study conducted by MHAUS demonstrated that every 15-minute delay in treating MH resulted in a 7.8% increase in patient complications.

EP-4104 (dantrolene) for EHS

EHS is a rare, sudden and unpredictable life-threatening medical condition. It is thought that symptoms and effects are correlated to MH and our research and development efforts suggest dantrolene may be beneficial for treating EHS.

EHS is one of the leading causes of death in athletes, including college and high-school students. EHS is also a leading cause of non-combat death in the military. EHS is a state of extreme hyperthermia (above 104°F) that occurs when heat that is generated by muscular exercise exceeds the body's ability to dissipate it. EHS typically affects young, seemingly healthy individuals during exercise and manifests within a few minutes to hours of such activity and is characterized by an increased core body temperature and central nervous system dysfunction including delirium, convulsions, and coma. Predisposing factors to EHS include a lack of heat acclimatization, poor physical fitness, dehydration, recent infection, exercising in warm and humid conditions and concurrent illness.

Limitations of Current EHS Therapies

There are currently no FDA-approved products that treat EHS, and patients continue to die or suffer significant morbidity from the condition. Independent market research commissioned by us suggests that the worldwide peak annual revenue for EHS could exceed $400 million. The current treatment regimen for EHS is not directed at the underlying cause of the disease, but is essentially symptomatic therapy. Currently, to treat EHS, the standard treatment includes body surface cooling by water immersion or ice packs and support of organ system function with a goal of accelerating the transfer of heat from the skin to the environment. Even if these cooling techniques are properly implemented patients are still subject to risk of brain damage, irreversible organ damage and death.

Eagle's Solution: EP-4104

EP-4104's presentation will initially be a 5mL vial containing 250mg of dantrolene in lyophilized powder form requiring reconstitution. Given that immediate treatment for EHS is crucial for improving outcomes, we believe that our formulation would provide significant benefits over the current standard of care, which may not be readily available in most settings.

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
On July 11, 2016, the FDA determined that no additional human safety and efficacy data would be required for the submission of EP-4101. Following the completion of additional animal studies the NDA was submitted on January 20, 2017.

EP-5101 (pemetrexed) for Lung Cancer

Pemetrexed is an IV-administered cancer agent indicated for locally advanced or metastatic non-small cell lung cancer and mesothelioma. We are developing EP-5101 as a ready-to-use/dilute liquid form of pemetrexed that will be available in a 25mg/mL per vial. Because our product will be available in liquid form, product reconstitution will not be required, making EP-5101 a preferred formulation under the Joint Commission guidelines.

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

Limitations of Alimta

Alimta, a lyophilized formulation requiring reconstitution, adds time to administration, presents cytotoxic safety issues for healthcare professionals administering the drug and the potential for dosing errors. Because reconstitution of Alimta is generally not performed until the patient has cleared all tests necessary to receive the drug, this process contributes to a significant amount of time spent by such patients in infusion clinics. Additionally, this method of administration limits the number of patients that may be treated on any given day by such clinics. Furthermore, as with any oncology drug, cytotoxic vapors released through reconstitution can be potentially harmful to pharmacists, physicians and nurses. Moreover, dosing errors may occur during reconstitution, as incorrect amounts of diluent may be used. As a result, lyophilized formulations are less preferred by the Joint Commission as compared to an RTD product.

Eagle's Solution: EP-5101 (Pemetrexed)

EP-5101 is an RTD liquid formulation of pemetrexed. As an RTD liquid formulation, EP-5101 will not require additional time for reconstitution and will avoid certain safety concerns to healthcare professionals, including reducing exposure to the drug's cytotoxic vapors during reconstitution by healthcare providers, and potential dosing errors during mixing. This allows for a more efficient work flow within the infusion clinic and may result in an opportunity to reduce office staff and see more patients each day.

EP-5101 (pemetrexed) Development and Regulatory Status

We submitted an NDA for pemetrexed on December 30, 2016 for use in non-small cell lung cancer and mesothelioma. During February 2017, we received confirmation from the FDA that the filing was accepted.

EGL-5385-C-1701 (fulvestrant) for Breast Cancer

Fulvestrant is an injectable estrogen receptor antagonist. It is used for the treatment of hormone receptor positive advanced breast cancer for post-menopausal women whose disease has progressed following treatment with prior endocrine therapy.

Currently-Marketed Fulvestrant Products

The branded form of fulvestrant in Faslodex, a 500mg injectable product marketed by AstraZeneca. Worldwide sales of Faslodex were $830 million in 2016, which included US sales of $438 million.

Limitations of Faslodex

Faslodex is administered in two deep intramuscular injections of high viscosity product per dose of treatment (5 ml each) over 1-2 minutes into each buttock. The procedure is painful and Faslodex injection reactions have been associated with peripheral nerve adverse reactions, including risk of damaging the sciatic nerve.

Eagle’s Solution: EGL-5385-C-1701

Eagle is pursuing development of an innovative formulation that would require a single injection using a smaller needle thus requiring less time to dose the product while reducing the pain and adverse reactions to injection. The 500 mg dose would be delivered in a single low viscosity 5 mL injection.

Additional Products in our Portfolio

We are pursuing several additional potential products and product indications that address broad indications such as oncology, emergency medicine, infectious diseases and others. We intend to use our novel and well-developed methods to identify ideal development candidates and to commercialize improved formulations of widely prescribed therapeutics.
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
Eagle Biologics
On November 16, 2016, we acquired Arsia Therapeutics, Inc. and subsequently changed its name to Eagle Biologics, Inc. Eagle Biologics was founded in 2013 as an early stage corporation focused on using proprietary technology to significantly improve both approved and novel biologic pharmaceutical products. The technology we acquired in the acquisition enables low-viscosity, high-concentration monoclonal antibody (mAb) formulations to be delivered subcutaneously.  Our aim is threefold: (i) to improve the formulation of biologic products thereby providing a market advantage with a differentiated product; (ii) to create IP around the formulation optimization extending market exclusivity, and (iii) to do so in an efficient manner, using as much reference-product data as possible to minimize clinical trial time and expense. The opportunity is driven by a library of patent protected excipients for use in pharmaceutical products.
Our plan for our biologics business is to partner with large pharmaceutical and biotech companies to improve the delivery of marketed biologics by eliminating IV infusions in favor of subcutaneous (SC) routes of administration or, in cases where a SC product exists, to reduce the volume or number of injections.  Currently Eagle Biologics has feasibility study agreements in place with multiple partners to apply its technology to designated proteins. Once proof of concept has been established, and an opportunity is identified with a particular protein, Eagle Biologics plans to enter into a License and Development Agreement with the sponsor company to develop and seek FDA approval for the “biobetter.” As of this filing, Eagle Biologics has no product in late stage development.
The formulation and development of biologic and/or biosimilar drugs is a highly competitive business and competition includes some of the industry’s largest and well-funded pharmaceutical companies. Eagle Biologics will seek to find opportunities in this growing field to develop and market its “bio-better” products through collaborations with these companies.

Sales and Marketing

Historically, we have chosen to out-license the commercial rights for products we have developed, such as Argatroban which launched in the United States in 2011 and is sold by Chiesi as Argatroban in the United States and Canada under an exclusive license from us. Additionally, in 2013 our management decided to license certain rights to commercialize Argatroban in the United States to Sandoz as part of a settlement of a paragraph IV dispute between the parties. Sandoz has developed strong relationships with the pharmaceutical group purchasing organizations and wholesalers, providing stronger commercial terms for Argatroban with these important customers.

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

On November 4, 2015, we entered into the Spectrum Agreement under which Spectrum agreed to dedicate 80% of its 32-person Corporate Accounts Sales Team's time to selling and marketing up to six of our products over a period of at least 18 months. We will have paid Spectrum a base fee of $12.8 million through June 2017 to provide such services including marketing and selling docetaxel injection, non-alcohol formulation. We have the right to extend the initial term of this agreement by six months to December 31, 2017 at our sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension.

Other than with respect to products subject to existing commercialization arrangements, our intent is to commercialize our product portfolio in the United States with our commercial organization. In preparation for near-term product launches and to expand our footprint in the Ryanodex® for MH market we are building and internal commercial team anticipated to consist of approximately 50 direct sales representatives, support staff and management who will be a part of our independent commercial organization.

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

Patents and Patent Applications

We are the exclusive licensee under our license with Lyotropic to a family of patents and applications that relate to low volume formulations of dantrolene, and methods of treatment using dantrolene. There are five issued U.S. patents, and three pending U.S. patent application, along with foreign counterparts that include both issued patents and pending applications. The issued U.S. patents cover low volume formulations of dantrolene in reconstitutable and in ready to use liquid form. We expect that the issued patents will expire no later than July 1, 2025, and the applications, if issued, will expire no later than June 13, 2022.

We are the sole owner of ten issued patents, six pending U.S. patent applications, and multiple corresponding foreign filings for patent applications in a number of jurisdictions covering various formulations and methods of use of bendamustine. We are currently prosecuting these applications, which, if issued, would expire between 2031 and 2033.

We are the co-owner, with The Medicines Company, of two issued U.S. patents that cover ready to use formulations and methods of treatment of bivalirudin. We expect that our issued patents will expire no later than August 20, 2029. In addition, we have two pending U.S. patent applications directed to bivalirudin formulations and their use, which, if issued, are projected to expire May 13, 2035.

We are the sole owner of a portfolio of issued U.S. patents and pending applications, and corresponding issued foreign patents and patent applications in a range of countries that cover various formulations and methods of use of argatroban. We expect that our issued patents in the United States will expire no later than September 26, 2027, and our applications, if issued, will expire no later than October 9, 2027.

We are the owner of U.S. Patent 8,431,539 expiring July 20, 2031 and covering daptomycin.

Eagle also has a robust patent portfolio of pending U.S. patent applications and corresponding foreign patent application in a range of countries that cover its biologics platform technologies. If issued, we project these applications will expire September 11, 2034.

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

License Agreements

License Agreement with Lyotropic Therapeutics, Inc.

In October 2008, we entered into a license and sublicense agreement with Lyotropic Therapeutics, Inc., ("Lyotropic"), under which we were granted an exclusive license under Lyotropic's intellectual property rights relating to dantrolene, and an exclusive worldwide sublicense under certain nanocrystal technology relating to a formulation of dantrolene licensed by Alkermes, Inc. (as successor in interest to Elan Pharma International Limited), or Alkermes, to Lyotropic under an August 2004 license agreement between Alkermes and Lyotropic. On August 3, 2016, the Company amended our agreement with Lyotropic Therapeutics, Inc. to reduce future royalties related to Ryanodex net sales to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $15 million.

License and Development Agreement with Chiesi

In September 2009, we entered into a license and development agreement with The Medicines Company which was assigned by the Medicines Company to Chiesi on September 24, 2016. Under the agreement, Chiesi has an exclusive license under our patent and other intellectual property rights in argatroban to commercialize Argatroban products in the United States and Canada, and a right of first negotiation to commercialize Argatroban in other countries (except the right of first negotiation does not apply to China unless and until we regain rights to commercialize argatroban products in China).

Under this agreement, we received an upfront lump sum payment of $5.0 million. Additionally, we are obligated to share equally gross profits we receive from Sandoz pursuant to the Sandoz Supply and Distribution Agreement with Chiesi and Chiesi is obligated to share equally with us the gross profits it receives from sales of argatroban product in the United States.

Settlement Agreement and Related Supply and Distribution Agreement with Sandoz

In January 2013, we entered into a settlement agreement with Sandoz to resolve the suit we brought against Sandoz claiming infringement of our issued U.S. patents 7,589,106 and 7,687,516, based on Sandoz's filing of ANDA No. 203743, in which Sandoz requested approval from the FDA for distribution of Argatroban prior to the expiration of such patents. In connection with, and at the same time as the settlement agreement, we also entered into a Supply and Distribution Agreement with Sandoz, under which we agreed to supply unbranded (generic) Argatroban in 50mg/50mL vials, which we define as an Authorized Generic Product, to Sandoz through our contract manufacturer for exclusive distribution to Sandoz's customers in the United States.

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

Development and License Agreement with SciDose (Argatroban and bivalirudin)

In June 2007 we entered into a development and license agreement with SciDose, LLC ("SciDose") in which SciDose assigned us certain patents relating to Argatroban, bivalirudin, and two additional products under development or ("the SciDose Subject Products") and granted us an exclusive, sub-licensable, worldwide (excluding China for all products except ANDA products containing bivalirudin) license under SciDose's intellectual property rights to develop, make, use, sell and import parenteral formulations of the SciDose Subject Products (and including all other formulations for one of the additional products under development).

Under the terms of this Agreement, no further milestone payments are due to SciDose. We are required to make royalty payments based on gross profits of sales of the SciDose Subject Products by us and our affiliates (i) at 15% for Bivalirudin products, pursuant to an amendment in 2015, and at 50% for other SciDose Subject Products that achieve regulatory approval and are commercialized on the basis of a 505(b)(2) application (provided that we are entitled to recoup all of our expenses related to the development of a product commercialized under a 505(b)(2) application prior to splitting the profits we receive from such product), (ii) at 30% with respect to SciDose Subject Products that are commercialized on the basis of an ANDA application and (iii) at 20% with respect to other Scidose subject products. Our royalty obligations continue on a product-by-product basis until the later of ten years after the first commercial sale of each SciDose Subject Product and the expiration of the last valid claim covering such SciDose Subject Product, subject to certain customary reductions in the event that there is no valid patent claim covering the manufacture, use, import or sale of such SciDose Subject Product in a country in the territory.

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

Under the terms of this Agreement no further milestone payments are due to Robert One. We are required to make royalty payments based on gross profits of sales of the Robert One (bendamustine) Subject Products by us and our affiliates in the Territory (i) at 10%, pursuant to an amendment in 2013, for bendamustine products and (ii) at 50% for products, other than bendamustine products, that achieve regulatory approval and are commercialized on the basis of a 505(b)(2) application (provided that we are entitled to recoup all of our expenses related to the development of a product commercialized under a 505(b)(2) application prior to splitting the profits we receive from such product), and (iii) at 30% with respect to products, other than bendamustine products, that are commercialized on the basis of an ANDA application. Our royalty obligations continue on a product-by-product basis until the later of ten years after the first commercial sale of each Robert One (bendamustine) Subject Product and the expiration of the last valid claim covering such Robert One (bendamustine) Subject Product, subject to certain reductions in the event that there is no valid patent claim covering the manufacture, use, import or sale of such Robert One (bendamustine) Subject Product in a country in the territory.

Development and License Agreement with Robert One, LLC (pemetrexed)

In February 2009 we entered into a development and license agreement with Robert One, in which Robert One assigned to us certain patents relating to pemetrexed and four additional 505(b)(2) products and/or ANDA products under development ("the Robert One 2009 Subject Products") and granted us an exclusive, sub-licensable, license under Robert One's intellectual property rights to develop make, use, sell and import Robert One 2009 Subject Products worldwide (excluding China) with respect to pemetrexed and other 505(b)(2) product applications and in North America with respect to ANDA product applications.

Under the terms of this Agreement no further milestone payments are due to Robert One. We are required to make royalty payments based on gross profits of sales of the Robert One 2009 Subject Product by us and our affiliates in the Territory (i) at 25% for pemetrexed parental formulation (ii) at 50% for Robert One 2009 Subject Products other than pemetrexed that achieve regulatory approval and are commercialized on the basis of a 505(b)(2) application (provided that we are entitled to recoup all of our expenses related to the development of a product commercialized under a 505(b)(2) application prior to splitting the profits we receive from such product), and (ii) at 30% with respect to Robert One 2009 Subject Products other than pemetrexed that are commercialized on the basis of an ANDA application. Our royalty obligations continue on a product-by-product basis until the later of ten years after the first commercial sale of each Robert One 2009 Subject Product and the expiration of the last valid claim covering such Robert One 2009 Subject Product, subject to certain reductions in the event that there is no valid patent claim covering the manufacture, use, import or sale of such Robert One 2009 Subject Product in a country in the territory.

Bendamustine License Agreement

On February 13, 2015, we submitted an NDA to the FDA for Bendeka which was approved by the FDA on December 8, 2015. Also, on February 13, 2015, we entered into the Cephalon License with Cephalon, for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a $15 million milestone payment in January 2016 in connection with the FDA approval of Bendeka in December 2015, received a $40 million milestone in the fourth quarter of 2016 in connection with the receipt of the J-code for Bendeka and in Q1 of 2017, Bendeka reached $500 million in cumulative net sales, triggering an additional $25 million sales-based milestone payment. In addition, the royalty payments of 20% of net sales of the product that the Company was entitled to receive increased to 25% on receipt of the J-code. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon. During the quarter-ended September 30, 2016, the Company entered into an amendment to that certain Exclusive License Agreement (the "Cephalon License") with Cephalon and the related supply agreements for Bendeka. The amendment expands the geographical scope of the rights granted under the original agreement to include certain territories outside the US and Canada. In accordance with this amendment, the Company recorded $1.75 million in license and other revenue on the statements of operations for the year-ended December 31, 2016. The Company is also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, as well as royalties on future sales.

Cephalon Settlement and License Agreement

In connection with the Cephalon License, on February 13, 2015, we entered into the Cephalon Settlement Agreement with Cephalon, pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which we agreed to enter into a Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with CLL and patients with NHL.

Teikoku License Agreement

On October 13, 2015, we entered into the Teikoku Agreement, whereby Teikoku granted to us a royalty-bearing, exclusive right and license under and to Teikoku's patent rights and know how to make, use, market, commercialize, and offer for sale Non-Alcohol Docetaxel Injection described in NDA 205934. Pursuant to the agreement, following the FDA’s approval of NDA 205934 which happened on December 22, 2015, Teikoku also assigned NDA 205934 to us. In consideration for the license and assignment, we made an upfront payment to Teikoku upon signing and an additional milestone payment of $4.85 million upon Teikoku’s submission of the NDA transfer letter to the FDA in February 2016. In addition, commencing with the first commercial sale of the product, we will pay to Teikoku a royalty based on the gross margin generated by the product. The royalty owed to Teikoku will be reduced by a double-digit percentage for any sales in a period during which the product is not covered by a valid claim within the Teikoku patent rights.

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

Government Regulation

FDA Approval Process for Drugs and Biologics

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDCA, and in the case of biologics, the Public Health Service Act (“PHSA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of product from the market, injunctions, fines, civil penalties and criminal prosecution.

FDA approval is required before any new unapproved drug biologic or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States generally involves:

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

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

•	FDA review and approval of the NDA or BLA.

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

The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND application must also be made for each successive clinical trial conducted during product development. Further, an independent IRB, covering each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB's requirements, or may impose other conditions. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator in accordance with cGCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials. For purposes of an NDA or BLA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

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

After completion of the required clinical testing, an application is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture and controls. Under federal law, the submission of most applications is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved application is also subject to annual product and establishment user fees.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under PDUFA the FDA has agreed to certain performance goals in the review of NDAs and BLAs through a two-tiered classification system, Standard Review and Priority Review. Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA endeavors to review applications subject to Standard Review within ten to twelve months, whereas the FDA's goal is to review Priority Review applications within six to eight months, depending on whether the drug is a new molecular entity.

The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions.

Before approving an NDA or a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP requirements. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless it determines that the manufacturing process and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications and the application contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter to indicate that the review cycle for an application is complete and that the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA's satisfaction in a resubmission of the application, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

As a condition of NDA or BLA approval, the FDA may require a Risk Evaluation and Mitigation Strategies ("REMS") program to help ensure that the benefits of the drug outweigh the potential risks. If the FDA determines a REMS program is necessary during review of the application, the drug sponsor must agree to the REMS plan at the time of approval. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug's risks, limitations on who may prescribe or dispense the drug, or other elements to assure safe use, such as special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. In addition, the REMS must include a timetable to periodically assess the strategy. The requirement for a REMS program can materially affect the potential market and profitability of a drug.

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

Further changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA/BLA or NDA/BLA supplement before the change can be implemented, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the similar procedures in reviewing supplements as it does in reviewing original applications.

Post-Approval Requirements

Once an NDA or BLA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion, including standards and regulations for direct to consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

FDA Approval for Biosimilars

In 2010, the Biologics Price Competition and Innovation Act (BPCIA) was enacted creating a statutory pathway for licensure of biological products that are biosimilar to, and possibly interchangeable with, reference biological products licensed under the PHSA. The BPCIA grants innovator manufacturers 12 years of exclusivity from the date of approval of the original, or reference, BLA before approving licenses for biosimilars. Innovators may also be entitled to a potential six-month extension of exclusivity if the results of pediatric studies are provided to the FDA. The BPCIA establishes procedures by which the biosimilar applicant is to provide information about its application and product to the reference product sponsor. The BPCIA also details how information about potentially relevant patents is shared between the sponsors and how litigation may proceed prior to approval of the biosimilar application. The BPCIA, like the Hatch Waxman Act, provides a period of exclusivity for the first biosimilar to obtain license from FDA as interchangeable with the reference product.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, including a prescription drug manufacturer, or a party acting on its behalf, from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce in return for either the referral of an individual, or the purchase, recommendation, leasing, ordering or furnishing of a good, facility, item, or service, for which payment may be made in whole or in part under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted broadly to apply to, among other things, arrangements between pharmaceutical manufacturers, on one hand, and prescribers, purchasers, and formulary managers, on the other. The term "remuneration" expressly includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability in all cases. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), among other things, amended the intent standard under the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA also provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below). Further, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state laws may be broader in scope in that some of these state laws extend to all payors and may not contain safe harbors.

Federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval by the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. The "qui tam" provisions of the federal civil False Claims Act allow a private individual to bring a civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and potentially to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the federal civil False Claims Act. Many of these state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government. There are many potential bases for liability under the federal civil False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, and improper promotion of off-label uses not expressly approved by the FDA in a drug's label. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. Additionally, the civil monetary penalties statute, among other things, imposes fines against any person or entity that is determined to have presented or caused to be presented claims to a federal healthcare program that the person or entity knows or should know is for an item or service that was not provided as claimed or otherwise is false or fraudulent.

Also, the Health Insurance Portability and Accountability Act of 1996 ("HIPPAA") created several additional federal criminal statutes that prohibit healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, ACA amended certain of these federal criminal statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance.

To the extent that any of our products are sold in a foreign country, we also may be subject to similar foreign laws and regulations, which may include, for instance, the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

By way of example, in March 2010, the ACA was passed, which significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry include, among others, the following:

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

However, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Although the Budget Resolution is not a law, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The first legislative proposal to repeal and replace the ACA was released in March 2017 by the House of Representatives titled, the “America Health Care Act”, or AHCA. The AHCA would, among other changes, eliminate individual and employer mandates, freeze enrollment in Medicaid expansion, eliminate certain taxes such as the “Cadillac” tax on high-cost employer-sponsored health plans, and create refundable tax credits to assist individuals in buying health insurance. While it is uncertain when or if the provisions in the AHCA will become law, or the extent to which any such changes may impact our business, it is clear that Congress is taking concrete steps to repeal and replace the ACA.

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

In addition, the Drug Supply Chain Security Act signed into law on November 27, 2013 imposes on manufacturers of certain pharmaceutical products new obligations related to product tracking and tracing, among others, which will be phased in over ten years.  Among the requirements of this new legislation, manufacturers subject to this federal law will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product.  The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Covered manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed.  Further, under this new legislation, covered manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen,  and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Employees

As of December 31, 2016, we had a total of 77 employees in the United States, including 5 Eagle Biologics employees, and two full-time consultants in India. Of these 77 employees, twenty five were in research and development, ten were in regulatory affairs and quality control compliance, nineteen were in sales and marketing, fourteen were in administration and nine were in finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Segments and Geographic Information
We view our operation and manage our business as one reporting segment since the majority of our revenues are from royalties. For information regarding revenue and other information regarding our results of operations for each of our last three fiscal years, please refer to our financial statements included in this annual report on Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this annual report.
Corporate Information

We were incorporated in Delaware in January 2007. Our principal executive offices are located at 50 Tice Boulevard, Suite 315, Woodcliff Lake, New Jersey 07677, and our telephone number is (201) 326-5300.
Available Information

Our corporate website address is www.eagleus.com. Information contained on or accessible through our website is not a part of this annual report on Form 10-K, and the inclusion of our website address in this annual report is an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this annual report on Form 10-K, as well as our other public filings with the Securities and Exchange Commission. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this annual report on Form 10-K as well as general risks and uncertainties such as those relating to general economic conditions and demand in the market for our products.

Risks Related to Our Financial Condition and Need for Additional Capital
We have a history of operating losses and have only recently achieved profitability. If we cannot sustain profitability, our business, prospects, operating results and financial condition would be materially harmed.
To date, we have focused primarily on developing a broad product portfolio and have obtained regulatory approval for five products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. Although we had net income of $81.5 million for the year ended December 31, 2016, we have incurred significant net losses prior to 2015, of $(5.5) million for the three months ended December 31, 2014 and $(18.0) million for the year ended September 30 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $(25.7) million.
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
In order to raise additional funds to support our operations, we may sell additional equity or incur debt, which could adversely impact our stockholders, as well as our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness, including under the credit agreement we entered into in January 2017, which we refer to as the Credit Agreement, would result in increased fixed payment obligations. In addition, the incurrence of indebtedness could result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
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
Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. In addition, the process for obtaining regulatory approval to market biologic products is expensive, often takes many years, and can vary substantially based on the type, complexity and novelty of the product candidate involved. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. The FDA or other foreign regulatory agency may refuse of delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. If we do not obtain regulatory approval of new products or additional indications for existing products, or are significantly delayed or limited in doing so, our revenue growth will be adversely affected we may experience surplus inventory, or our business may be materially harmed and we may need to significantly curtail operations. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and are requesting additional information. We are working with the FDA to identify and appropriate pathway to approval, but there can be no assurance that the FDA will ultimately approve the NDA.
If we are unable to differentiate our products or product candidates from branded reference drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the ability to successfully commercialize our product candidates would be adversely affected.
Our strategy is to enter the market no later than the first generic or biosimilar to the applicable branded reference drug. We expect to compete against branded reference drugs and to compete with their generic counterparts that will be sold for a lower price. Although we believe that our products and product candidates will be clinically differentiated from branded reference drugs and their generic counterparts, if any, it is possible that such differentiation will not impact our market position. If we are unable to achieve significant differentiation for our products or product candidates against other drugs, the opportunity for our products and product candidates to achieve premium pricing and be commercialized successfully would be adversely affected.
In addition to existing branded reference drugs and the related generic products, the FDA or other applicable regulatory authorities may approve generic products that compete directly with our products or product candidates, if approved. Once an NDA, including a 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug and Cosmetic Act ("FDCA"), FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as our products or product candidates and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our products or product candidates. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents of our products or product candidates would materially adversely impact our ability to successfully commercialize our product candidates or negatively impact our ability to gain market acceptance and market share for our products.
If the FDA does not conclude that our product candidates satisfy the requirements for the regulatory approval, or if the requirements for approval of any of our product candidates are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for each of our small molecule product candidates described in this Annual Report on Form 10-K and will likewise pursue an equivalent regulatory strategy for the biologic product candidates developed by Eagle Biologics. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. While the regulatory pathway of a biobetter is less developed, we believe through collaborative deals we can achieve a similar result allowing us to rely on data previously generated.

If the FDA does not allow us to pursue the regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue such regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue our chosen regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate.
In addition, we expect that our competitors will file citizens' petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA or BLA that we submit.
Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.
Clinical testing, even when utilizing the 505(b)(2) pathway or its equivalent, is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as safe and effective. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.
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
As with many pharmaceutical and biological products, treatment with our products or product candidates may produce undesirable side effects or adverse reactions or events. Although our products or product candidates containing active ingredients that have already been approved and the side effects arising from the use of the active ingredient or class of drug in our products or product candidates are generally known, our products or product candidates may still cause undesirable side effects. These could be attributed to the active ingredient or class of drug or to our unique formulation of such products or product candidates, or other potentially harmful characteristics. Such characteristics could cause us, our IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval, which may harm our business, financial condition and prospects significantly.
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
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. To date, we have obtained regulatory approval for five NDA products, but no BLA products, and we have multiple NDA product candidates in advanced stages of development and other exploratory candidates under development. However, it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval in the United States or other jurisdictions.
Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may disagree that our changes to branded reference drugs or existing biologic drugs meet the criteria for our chosen regulatory pathway or foreign regulatory pathways;

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
We have no experience submitting BLAs and have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and are requesting additional information. We are working with the FDA to identify an appropriate pathway to approval, but there can be no assurance that the FDA will ultimately approve the NDA or if a path is identified, that the market for the product would justify the cost and expense associated with further development. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.
An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidates.
Some of our product candidates will be submitted to the FDA for approval under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by, or for, the applicant and on which the applicant has not obtained a right of reference. The 505(b)(2) application would enable us to reference published literature and/or the FDA's previous findings of safety and effectiveness for the branded reference drug. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA's publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.
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
Even after a product is approved, we remain subject to ongoing FDA and other regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA or BLA is obligated to monitor and report adverse events, or AEs, and any failure of a product to meet the specifications in the application. The holder of an approved NDA or BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product's approval may contain requirements for potentially costly post-approval studies and surveillance to monitor the safety and efficacy of the product, or the imposition of a REMS program.
Manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, and adherence to commitments made in the drug application. If we or a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing.
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

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending application or supplements to an application submitted by us;

•	seize product; or

•	refuse to allow us to enter into government contracts.
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
We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates (1) the laws of the United States FDA and similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulatory bodies; (2) health care laws and regulations, including fraud and abuse laws of the United States and similar foreign fraudulent misconduct laws; and (3) laws requiring the reporting of financial information or data accurately. Specifically, the promotion, sales and marketing of health care items and services, as well as certain business arrangements in the health care industry are subject to extensive laws designed to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter employee and other third-party misconduct. The precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, integrity obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Any relationships with health care professionals, principal investigators, consultants, customers (actual and potential) and third party payors, in addition to our general business operations, are and will continue to be subject, directly or indirectly, to federal and state health care fraud and abuse laws, marketing expenditure tracking and disclosure, or sunshine laws, government price reporting and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, including, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, integrity obligations, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.
Our business operations and activities may be directly, or indirectly, subject to various federal, state and local fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as current, proposed and future sales, marketing and education programs. In addition, we may be subject to patient data privacy and security regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business, as well as transparency requirements. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which prohibit and impose penalties for, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government including Medicare, Medicaid or certain other governmental health care programs that are false or fraudulent or knowingly making or causing to be made a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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
Efforts to ensure that our business arrangements will comply with applicable health care laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, integrity obligations, contractual damages, reputational harm, imprisonment, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
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
Our long-term growth strategy is to develop and commercialize a portfolio of product candidates in addition to our existing product candidates. We may also acquire or in-license such product candidates. Although we have internal research and development capacity that we believe will enable us to make improvements to existing compounds or active ingredients, we do not have internal drug discovery capabilities to identify and develop entirely new chemical entities or compounds. As a result, our primary means of expanding our pipeline of product candidates is to develop improved formulations and delivery methods for existing FDA-

approved products and/or select and acquire or in-license product candidates for the treatment of therapeutic indications that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Developing new formulations of existing products or identifying, selecting and acquiring or in-licensing promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual development, acquisition or in-license of a particular product candidate, potentially resulting in a diversion of our management's time and the expenditure of our resources with no resulting benefit. If we are unable to add additional product candidates to our pipeline, our long-term business and prospects will be limited.
Risks Related to Commercialization of Our Products and Product Candidates
Our commercial success depends upon attaining significant market acceptance of our products and product candidates, if approved, among physicians, nurses, pharmacists, patients and the medical community.
Even if we obtain regulatory approval for our product candidates, our products and product candidates may not gain market acceptance among physicians, nurses, pharmacists, patients, the medical community or third party payors, which is critical to commercial success. Market acceptance of our products and any product candidate for which we receive approval depends on a number of factors, including:

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

On November 4, 2015, we entered into the Spectrum Agreement under which the Spectrum agreed to dedicate 80% of the time of its 32-person Corporate Accounts Sales Team to selling and marketing up to six of our products through June 2017. We, Spectrum and any other commercialization partner we engage may not be able to attract, hire, train and retain qualified sales and sales management personnel in the future. If we or they are not successful in maintaining an effective number of qualified sales personnel, our ability to effectively market and promote our products may be impaired. Even if we or Spectrum are able to effectively build and maintain such sales personnel, such efforts may not be successful in commercializing our products.

The efforts of our partners in many instances are likely to be outside our control. If they are unsuccessful in their efforts, or we are unable to maintain our commercial partnerships or to effectively establish alternative arrangements for our products, our business could be adversely affected. In addition, despite our arrangement with Spectrum, we still may not be able to cover all of the prescribing physicians for our products at the same level of reach and frequency as our competitors, and we ultimately may need to further expand our selling efforts in order to effectively compete.

A substantial portion of our total revenues is derived from sales of a limited number of products.
We derive a substantial portion of our revenue from royalties derived from the sales of one product: Bendeka. This product is sold by our partner Teva Pharmaceuticals. During the year ended December 31, 2016, Bendeka accounted for approximately 79% of our total revenue. The sale of our products can be significantly influenced by the efforts of our partners, which are out of our control, as well as market conditions and regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions or entry into the market for competing products, or as a result of regulatory actions related to our products or competing products, which could have a material impact on our results of operations and financial condition.

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
The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of our competitors both in the United States and internationally, include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Argatroban is currently marketed in the United States by, among others, GlaxoSmithKline, or GSK, and West-Ward Pharmaceuticals, or West-Ward. Dantrolene for malignant hyperthermia is marketed in the US by Par Pharmaceutical and US WorldMeds. Docetaxel in marketed in the US by, among others, Sanofi and Sandoz. While our formulations of these products are distinct, and we believe improvements, compared to those competitors mentioned, competition from these products on factors such as price and availability effect our commercial efforts. Additionally, we must compete with alternative drug treatments (as opposed to alternative formulations) for many of the indications that our products are approved to treat.
Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than our products or any product candidate that we are currently developing or that we may develop. In addition, our competitors may file citizens' petitions with the FDA in an attempt to persuade the FDA that our products, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any application we submit.
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
Current and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain for our products.
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
While the United States Supreme Court has previously upheld the constitutionality of certain elements of the ACA, we expect additional challenges and amendments to the ACA will continue in the future. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Although the Budget Resolution is not a law, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The first legislative proposal to repeal and replace the ACA was released in March 2017 by the House of Representatives titled, the “America Health Care Act”, or AHCA. The AHCA would, among other changes, eliminate individual and employer mandates, freeze enrollment in Medicaid expansion, eliminate certain taxes such as the “Cadillac” tax on high-cost employer-sponsored health plans, and create refundable tax credits to assist individuals in buying health insurance. While it is uncertain when or if the provisions in the AHCA will become law, or the extent to which any such changes may impact our business, it is clear that Congress is taking concrete steps to repeal and replace the ACA. We cannot assure you that the ACA, as currently enacted or as amended in the future, or any follow-on substitute legislation will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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
Further, under the Drug Supply Chain Security Act signed into law on November 27, 2013, certain drug manufacturers will be subject to product identification, tracing and verification requirements, among others,  that are designed to improve the detection and removal of counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain.  These requirements will be phased in over several years and compliance with this new law will likely increase the costs of the manufacture and distribution of drug products, which could have an adverse effect on our financial condition.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revised the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practice, or GCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization, or ICH, guidelines for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.
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

On February 13, 2015, we entered into the Cephalon License, with Cephalon for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

This strategic collaboration may not be scientifically or commercially successful due to a number of important factors, including the following:

•	If we fail to maintain any regulatory approvals, we may not receive all anticipated milestone and royalty payments.

•
Cephalon has significant discretion in determining the efforts and resources that it will apply to their strategic collaboration with us. The timing and amount of any cash payments, milestones and royalties that we may receive under such agreements will depend on, among other things, the efforts, allocation of resources and the commercialization of our product by Cephalon under the Cephalon License;

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
Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product candidate development and product commercialization activities. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards and any applicable trial protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, clinical trials required to support future regulatory submissions and approval of our product candidates.

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
Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we are exploring collaborations with third parties outside of the United States that have more resources and experience. We may, however, be unable to advance the development of our products and product candidates in territories outside of the United States, which may limit the market potential for this product candidate. For example, our Eagle Biologics business strategy relies heavily on our ability to successfully consummate and execute under these collaboration agreements.
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
On February 13, 2015, we entered into the Cephalon License, with Cephalon for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL and on November 4, 2015, we entered into the Spectrum Agreement under which Spectrum agreed to dedicate 80% of its 32-person Corporate Accounts Sales Team to selling and marketing up to six of our products through June 2017. If we are able to establish additional collaboration arrangements, any such collaborations, in addition to the collaborations with Cephalon and Spectrum, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third party for development and commercialization of a product or product candidate, including Cephalon and Spectrum, we can expect to relinquish some or all of the control over the future success of that product or product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

We may be subject to a number of additional risks associated with our collaborations with third parties, the occurrence of which could cause collaboration arrangements to fail. Conflicts may arise between us and our partners, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any such conflicts arise, a partner could act in its own self-interest, which may be adverse to our interests. Any such disagreement between us and a partner could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates and harm our business:

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
Even if we are able to obtain regulatory approvals for our product candidates, the success of those products is dependent upon market acceptance. Levels of market acceptance for our product candidates could be affected by several factors, including:

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
We are highly dependent on the principal members of our executive team, which includes Scott Tarriff, our Chief Executive Officer, David E. Riggs, our Chief Financial Officer, Adrian Hepner, M.D., PhD., our Chief Medical Officer, Steven L. Krill, Ph.D., our Chief Scientific Officer and David Pernock, our Chief Commercial Officer and President. The loss of these executives' services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are "at will" employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of December 31, 2016 we had a total of 77 employees in the United States and two full-time consultants in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. For example, on November 16, 2016, we acquired Arsia Therapeutics, Inc. (now Eagle Biologics). We may not be able to effectively manage the expansion of our operations, such as the Arsia acquisition, which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell our products and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Our recent acquisition of Arsia Therapeutics may not provide us with the long-term value we expected.

Our acquisition of Arsia Therapeutics, Inc. (now Eagle Biologics) and the purchase price of such was based on a series of long-term assumptions and estimates. However, there can be no assurance that these expectations will be completely realized, and we cannot ensure that we will be able to manage the risks associated with integrating Eagle Biologic’s operations and product candidates into our existing business and infrastructure. Unexpected difficulties may be disruptive to our ongoing development efforts, put a strain on our existing personnel, infrastructure and business and divert management’s time and attention. As a result of these or other problems and risks, we may never realize the full potential or we may never generate significant value from this transaction.
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
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The loss, theft or sabotage of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.
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
We may be constrained by our obligations under our Credit Agreement to operate our business to its full potential.
Our Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, we are required to comply with (a) a maximum senior secured net leverage ratio, (b) a maximum total net leverage ratio and (c) a minimum fixed charge coverage ratio. These terms may restrict our ability to operate our business in the manner we deem most effective or desirable, and may restrict our ability to fund our operations through new public offerings of our common stock or strengthen our candidate development pipeline through acquisitions or licenses which cause us to exceed our maximum senior secured net leverage ratio.
Although we have not currently drawn on the Credit Agreement, failure to comply with the representations and warranties or affirmative and negative covenants could constitute an event of default which, if continued beyond the cure period, would allow the administrative agent, at the request of or with the consent of the lenders holding a majority of the loans and commitments under the facility, to terminate the commitments of the lenders to make further loans and declare all the obligations of the loan parties under the Credit Agreement to be immediately due and payable, either of which could harm our business.

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
Patent protection on the active ingredients in our currently marketed products (Ryanodex, Bendeka, Argatroban and Non-Alcohol Docetaxel Injection) has expired, and there is therefore no composition of matter patent protection available for the active ingredient in such products. This is also the case with respect to our other product candidates. We have obtained, and continue to seek to obtain patent protection of other aspects of our products and our product candidates, including specific formulations, methods of use and processes, which may not be as effective as composition of matter coverage in preventing work-arounds by competitors. As a result, generic products that do not infringe the claims of our issued patents covering formulations, methods of use and processes are, or may be, available while we are marketing our products. Competitors who obtain the requisite regulatory approval could be able to commercialize products with the same active ingredients as our product candidates so long as the competitors do not infringe any process, use or formulation patents that we have developed for our products, subject to any regulatory exclusivity we may be able to obtain for our products.
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
Ryanodex® (dantrolene sodium), Argatroban, Bendeka ® and Docetaxel Injection have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. Once our products are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Ryanodex, Argatroban, Bendeka and Non-Alcohol Docetaxel Injection have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. One or more third parties may also challenge the patents that we control covering our products in court or the USPTO, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
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
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors that control the prosecution and maintenance of our licensed patents fail to maintain the patents and patent applications covering our products and product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business, financial condition and results of operations.
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
We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our products or product candidates and companion diagnostic. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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

•	we may not develop additional proprietary technologies that are patentable; and

•	the patents of others may have an adverse effect on our business, financial condition and results of operations.
Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Ownership of Our Common Stock
Our stock price may continue to fluctuate significantly.
Our initial public offering was completed in February 2014 at a public offering price of $15.00 per share. The trading price of our common stock has fluctuated significantly in the past and is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that NDA;

•	failure to successfully execute our commercialization strategy with respect to our approved products or any other approved product in the future;

•	adverse results or delays in clinical trials, if any;

•	significant lawsuits, including patent or stockholder litigation;

•	inability to obtain additional funding;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our product candidates;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	unanticipated serious safety concerns related to the use of our products or any of our product candidates;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	entry into new markets by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	the trading volume of our common stock;

•	changes in the collective short interest in our common stock; and

•	additional repurchases of our common stock, if any, pursuant to our recently announced share repurchase program.
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
As of December 31, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own majority of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weaknesses, or if we experience additional material weakness or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our condensed financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
For the year ended December 31, 2016, we identified a material weakness in our internal controls over financial reporting. Specifically, we did not maintain adequate controls over our annual income tax provision. This control deficiency did not result in a material misstatement to our previously issued consolidated financial statements or our consolidated financial statements for the year ended December 31, 2016. However, this control deficiency constitutes a material weakness in our internal control over financial reporting due to the potential for the control deficiency to result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. As further described in Item 9A “Management’s Report on Internal Control Over Financial Reporting,” we have undertaken steps to improve our internal controls over financial reporting and will continually assess the progress of the initiatives and take further actions as deemed necessary; however, there can be no assurance that we will be successful in making the improvements necessary to remediate the material weakness identified by management, that we will do so in a timely manner, or that we will not identify additional control deficiencies or material weaknesses in the future.
We have incurred significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company.
For example, as a public company, we are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. We have incurred and will continue to incur costs associated with the preparation in filing of these reports. In addition, the Sarbanes-

Oxley Act, as well as rules subsequently implemented by the SEC, and NASDAQ have imposed various other requirements on public companies and we have incurred and will continue to incur costs associated with compliance with such requirements. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas such as "say on pay" and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.
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
As of March 3, 2017 we had 15,227,165 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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
Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will automatically increase each year by 6% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 Plan each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are currently engaged in securities class action litigation, and are at risk of future litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On May 31, 2016, a federal securities class action suit was brought against us seeking compensatory damages in connection with, among other things, the EP-6101 Complete Response Letter, as described in more detail in Item 6, Legal Proceedings. Such litigation, and any similar litigation in the future, could result in substantial cost and a diversion of management's attention and resources, which could harm our business.

We have broad discretion in the use of the net proceeds from our recently completed initial public offering and follow-on offering and may not use them effectively.
Our management has broad discretion in the application of the net proceeds from our initial public offering and follow-on offering. Because of the number and variability of factors that will determine our use of the net proceeds from these offerings, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may continue to invest the net proceeds from our public offerings in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We believe that, with our initial public offering, our most recent private placement and other transactions that occurred over the three years prior to our initial public offering, we may have triggered an "ownership change" limitation. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
We do not intend to pay cash dividends on our common stock so any returns will be limited to the value of our stock.
We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions (such as our Credit Facility), general business conditions, and any other factors that our board of directors may deem relevant. Any return to stockholders will therefore be limited to the appreciation of their stock.
There is no assurance that our stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value.
Repurchases of our common stock pursuant to our recently announced stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, any future repurchases would diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016 we conducted all of our commercial operations for Eagle Pharmaceuticals, Inc. at our 20,497 square foot leased office space located at 50 Tice Boulevard, Suite 315, Woodcliff Lake, NJ 07677. The term of the lease is for 60 months, expiring on June 30, 2020. Prior to May 31, 2013 we were located at 470 Chestnut Ridge Road, Woodcliff Lake, NJ 07677 since September 2007.

For Eagle Pharmaceuticals, Inc., as of December 31, 2016, we conduct certain non-outsourced research and development operations at a leased office space located at 6 Thomas, Irvine CA, 92618 (the “6 Thomas Lease”).   The term of the Thomas Lease shall expire on March 31, 2017,  but we are in the process of negotiating an extension until we can move to a new leased office space located at 26021 Pala, Mission Viejo, CA 92691 that is currently undergoing renovations (the “Mission Viejo Property”).  The lease for the Mission Viejo Property is for ten years, expiring on December 31, 2027.

For Eagle Biologics, Inc. as of December 31, 2016, we conducted all of our non-outsourced operations at a leased office space located at One Kendall Square Building 1400, Suite 301, Cambridge, MA 02139. The term of the lease is 24 months expiring on September 31, 2018.

We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as needed as we add employees and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

Medicines Company v. Eagle
On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint in the U.S. District Court for the District of New Jersey against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (the “Bivalirudin Product”). The Complaint seeks statutory, contractual and equitable damages growing out of the Company’s filing for approval with the FDA an NDA for its RTU bivalirudin product. MDCO amended that complaint in April 2016. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing the Bivalirudin Product, and that the Company's Bivalirudin Product infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims exists under the LDA. The Company filed a motion for summary judgment in October 2016. The Company continues to dispute the allegations made by MDCO and believes it has meritorious defenses to all of MDCO’s claims. Fact discovery is ongoing and closes in December 2017, with expert discovery closing in April 2018.
Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services.  The parties have filed all substantive motions and pleadings and expect oral argument in mid 2017.
Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleges the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the New Drug Application submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants’ filed their reply on March 1, 2017 and expect the court to decide the motion based on the papers unless otherwise notified by the court.

In Re: Taxotere (Docetaxel)

On February 1, 2017, the Company was named, among various other manufacturers, in three product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 2740 (Civil Action No 2:17-cv-0085).
The claims are for personal injuries allegedly arising out of the use of docetaxel. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been listed on the NASDAQ Global Market under the symbol “EGRX” since February 12, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales prices per share of our common stock during each quarter within the two most recently completed fiscal years as reported on the NASDAQ Global Market:

	High	Low
Year Ended December 31, 2016
4th quarter	$87.78	54.70
3rd quarter	$71.37	38.20
2nd quarter	$58.93	33.02
1st quarter	$88.47	35.10
Year Ended December 31, 2015
4th quarter	$102.48	55.55
3rd quarter	$104.17	58.15
2nd quarter	$92.12	41.08
1st quarter	$48.87	14.89

Record Holders
As of March 3, 2017, we had 6 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price per share of our common stock on March 3, 2017 was $77.99.
Dividends
We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our Credit Facility imposes contractual restrictions on us with respect to paying cash dividends. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board of directors may deem relevant.
Stock Performance Graph
The following information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of Eagle Pharmaceuticals, Inc. under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from February 12, 2014 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2016 of the cumulative total return for our common stock, and the NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph assumes that $100 was invested at the market close on February 12, 2014 in the common stock of Eagle Pharmaceuticals, Inc, the NASDAQ Composite Index and The NASDAQ Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company / Index	02/12/14	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16
Eagle Pharmaceuticals, Inc	$100	$112	$138	$630	$691	$302	$618
NASDAQ Composite	$100	$105	$113	$119	$119	$115	$128
NASDAQ Biotechnology	$100	$99	$119	$144	$132	$101	$104

Recent Sales of Unregistered Securities
None.
Use of Proceeds from Public Offerings of Common Stock
On February 18, 2014, we closed our initial public offering whereby we sold 3,350,000 shares of common stock, at a public offering price of $15.00 per share, before underwriting discounts and expenses. On March 18, 2014, the underwriters Piper Jaffray & Co. and William Blair & Company, L.L.C., acting as representatives of each of the underwriters, exercised an over-allotment option granted in connection with the offering of 100,000 shares of common stock at the initial public offering price, less the underwriter discount. The aggregate net proceeds received by us from the offering were approximately $46.1 million.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases of our equity securities during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
October 1, 2016 to October 31, 2016	161,683	$65.03	161,683	46,500
November 1, 2016 to November 30, 2016	74,950	$73.82	74,950	40,999
December 1, 2016 to December 31, 2016	39,611	$75.82	39,611	37,997
Total	276,244	$68.96	276,244

(1) All shares repurchased by the Company in this table were repurchase pursuant to the Share Repurchase Program, described below and elsewhere in this Annual Report on Form 10-K.
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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this annual report on Form 10-K.
Item 6. Selected Financial Data
The following table sets forth our selected financial data for the periods and as of the dates indicated. The following selected financial data should be read in conjunction with our audited financial statements and the related notes thereto included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.
The statement of operations data for the years ended December 31, 2016, 2015, September 30, 2014, 2013 and 2012, and the three months ended December 31, 2014 and 2013, respectively, and the balance sheet data as of December 31, 2016 and 2015 and September 30, 2014, 2013 and 2012 are derived from our financial statements. All previously reported share and per share amounts of our common stock, including shares of common stock underlying stock options and warrants, throughout this Annual Report have been retroactively adjusted to reflect our 1-for-6.41 reverse stock split of our shares of common stock effective on February 18, 2014. Our audited financial statements have been prepared in U.S. dollars in accordance with U.S. GAAP.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Year Ended December 31,		Three Months Ended December 31,		Year Ended September 30,
Statement of Operations Data:	2016	2015	2014	2013	2014	2013	2012
	(in thousands except share and per share amounts)
Total revenue	$189,482	$66,227	$5,600	$5,492	$19,099	$13,679	$2,539
Total cost of revenue	55,306	15,647	4,489	4,624	11,714	7,381	3,166
Research and development	30,262	27,855	3,986	2,589	16,816	9,795	12,805
Selling, general and administrative	52,313	20,165	3,690	1,344	9,326	4,958	6,399
Income/(loss) from Operations	53,351	2,560	(6,565)	(3,065)	(18,757)	(8,455)	(19,831)
Benefit from (provision for) income taxes	28,026	(3)	1,059	—	1,295	899	781
Net income (loss) attributable to common stockholders	81,453	2,571	(5,506)	(4,387)	(19,643)	(9,885)	(23,316)
Income (loss) per share attributable to common stockholders- basic	$5.24	$0.17	$(0.39)	$(1.44)	$(1.97)	$(3.25)	$(14.11)
Income (loss) per share attributable to common stockholders- diluted	$4.96	$0.16	$(0.39)	$(1.44)	$(1.97)	$(3.25)	$(14.11)
Weighted average common shares outstanding- basic	15,533,681	15,250,154	14,032,828	3,048,131	9,955,937	3,044,308	1,652,904
Weighted average common shares outstanding- diluted	16,434,104	16,253,781	14,032,828	3,048,131	9,955,937	3,044,308	1,652,904

	December 31,			September 30,
Balance Sheet Data:	2016	2015	2014	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$52,820	$79,083	$34,869	$22,722	$10,456	$5,067
Short-term investments	—	—	—	19,999	—	1,500
Accounts receivable	42,194	26,267	11,956	7,296	5,124	1,581
Total assets	214,320	124,605	50,094	53,411	18,103	9,438
Total current liabilities	40,965	34,262	22,186	20,315	14,342	20,882
Accumulated deficit	(25,659)	(107,112)	(109,683)	(104,177)	(102,136)	(95,537)
Total stockholders' equity	$151,226	$90,343	$27,908	$33,096	$(87,929)	$(93,434)

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
Overview
Our business model is to develop proprietary innovations to FDA-approved, injectable drugs, that offer commercial and/or functional advantages to currently available alternatives. We have historically been, and will continue to primarily be, focused on developing and commercializing injectable drugs, primarily in the critical care and oncology areas, using the United States Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. With our addition of Eagle Biologics, we hope to apply our proven market strategy to offer “biobetter” formulations, and to rapidly develop novel biologic products under the pathway provided by the Biologics Price & Competition Act. In addition, we plan to continue to market and/or commercialize our products through marketing partners and/or through our growing internal direct sales force.

Our product portfolio now includes four approved products: Argatroban, Ryanodex® (dantrolene sodium) (“Ryanodex”), docetaxel injection, non-alcohol formulation (“Non-Alcohol Docetaxel Injection”), diclofenac-misoprostol, and rapidly infused bendamustine RTD (“Bendeka”). We have three commercial partners: Teva Pharmaceutical Industries Ltd. ("Teva"), which through its subsidiary Cephalon, Inc. ("Cephalon"), markets Bendeka and Chiesi USA, Inc. ("Chiesi") and Sandoz Inc. (“Sandoz”), who pursuant to separate agreements market Argatroban. Bendeka was commercially launched by Teva in January 2016.

We currently have multiple product candidates in advanced stages of development and/or under review for approval by the FDA. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. ("AMRI"). Our advanced candidates are EP-3101 (bendamustine RTD) ("EP-3101 RTD"), EP-4104 (dantrolene sodium for exertional heat stroke ("EHS")) (“EP-4104”), EGL-4104-C-1702 (dantrolene sodium for drug induced hyperthermia), EP-5101 (pemetrexed) (“EP-5101”) and EGL-5385-C-1701 (fulvestrant). EP-3101 RTD has been tentatively approved by the FDA. Both EP-5101 and EP-4104, both unapproved, may address unmet medical needs in major specialty markets.

Recent Developments

Pursuant to an exclusive U.S. licensing agreement (the "Teikoku Agreement") with Teikoku Pharma USA, Inc. ("Teikoku"), in January 2016, the Company made an additional payment of $4,850 to Teikoku following FDA approval of Non-Alcohol Docetaxel Injection and NDA transfer to Eagle. The Company accounted for the transaction as a business combination in 2016. The results of operations related to Non-Alcohol Docetaxel Injection have been included in the statements of income from the date of acquisition. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition.

On January 11, 2016, the Company entered into an agreement with AMRI to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States. Under the terms of the agreement, AMRI will develop and initially provide cGMP manufacturing and analytical support for the registration of the new product candidates. Eagle and AMRI will share the costs of development, with 37.5% paid by the Company and 62.5% paid by AMRI. The Company will be responsible for advancing the product candidates through clinical trials and regulatory submissions.

On March 24, 2016, the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka.

In April 2016, the Company filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Part II, Item I. Legal Proceedings). On July 2, 2014, the FDA granted us orphan drug designations for Bendeka for the treatment of chronic lymphocytic leukemia (“CLL”) and indolent B-cell non-Hodgkin's lymphoma (“NHL”). The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. If granted, orphan drug exclusivity for Bendeka would run for seven years from December 7, 2015, the date Bendeka was approved.

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

On July 11, 2016, the FDA determined that no additional human safety and efficacy data is required for the submission of EP-4104 for EHS. Following the completion of additional animal studies, the NDA was submitted on January 20, 2017.

On August 3, 2016, the Company entered into an amendment to our agreement with Lyotropic Therapeutics, Inc. to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $15 million.

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

During the quarter-ended September 30, 2016, we entered into an amendment to that certain Exclusive License Agreement originally entered into with Cephalon, Inc. (the "Cephalon License") and the related supply agreements for Bendeka. Prior to such amendment (and as consented to by Eagle), Cephalon, Inc. (“Cephalon”) assigned to TPIG all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka described in this annual report on Form 10-K should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which Eagle and TPIG are now parties. The amendment expands the geographical scope of the rights granted under the original agreement to include certain territories outside the US and Canada. In accordance with this amendment, we recorded $1.75 million in license and other revenue in the consolidated statements of operations for the year-ended December 31, 2016. We are also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, as well as royalties on future sales.

On November 2, 2016, the Centers for Medicare and Medicaid Services (CMS) established a unique, product-specific billing code, J-code (J9034) (the “J-code”), for Bendeka. The J-code became effective on January 1, 2017. The new J-Code provides reimbursement coding clarity to outpatient facilities and physicians that administer Bendeka, facilitating access for patients and Medicare, Medicaid and commercial insurance reimbursement. Under the terms of the Cephalon License, the Company received a $40 million milestone in the fourth quarter of 2016 in connection with the receipt of the J-code for Bendeka and in Q1 of 2017, Bendeka reached $500 million in cumulative net sales, triggering an additional $25 million sales-based milestone payment. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.

On November 16, 2016, the Company entered into a stock purchase agreement to acquire Arsia Therapeutics, Inc. (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. Under the terms of the stock purchase agreement, Eagle paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. Eagle also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges with large molecules products.

On January 26, 2017, the Company, entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”) and the lenders party thereto. The Credit Agreement provides for a three-year $50 million revolving credit facility (the “Credit Facility”), none of which was drawn at closing. The Credit Facility includes a $5 million letter of credit subfacility.  The Company expects to use future loans under the Credit Facility, if any, for working capital needs and for general corporate purposes. Additional information is included in Note 1, “Organization and Business Activities,” to our consolidated financial statements included elsewhere in this Annual Report.

Financial Operations Overview
Revenue

Revenue includes product sales, royalty revenue and license and other revenue.
Product Sales. We recognize revenues from product sales of Bendeka, Ryanodex, Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol. Sales of Bendeka are sold to our commercial partner Teva. Argatroban is sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex, Non-Alcohol Docetaxel Injection, launched in February 2016, and diclofenac-misoprostol are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner. Diclofenac-misoprostol was divested in March 2016, however, we may continue to market diclofenac-misoprostol until such time that the purchaser is able to launch the product.
We typically enter into agreements with group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of our direct commercial products. Based on these agreements, most of our hospital customers have contracted prices for products and volume-based rebates on product purchases. These amounts are estimated and recorded at the time of sale. In the case of discounted pricing, we typically pay a chargeback, representing the difference between price invoiced to the wholesaler and the customer contract price.

Royalty revenue. We recognize revenue from royalties based on a percentage of Teva's net sales of Bendeka and Sandoz's and Chiesi's gross profit of Argatroban, both net of discounts, returns and allowances incurred by our commercial partners. Royalty revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured.
License and other revenue. We have recognized license revenue from Teva related to Bendeka.
Our revenues may either be in the form of the recognition of deferred revenues upon milestone achievement for which cash has already been received or recognition of revenue upon milestone achievement, the payment for which is reasonably assured to be received in the future.
The primary factors that determine our revenues derived from Bendeka are:

•	the level of orders submitted by our commercial partner, Teva;

•	the rate at which Teva can convert the current market to Bendeka

•	the level of institutional demand for Bendeka

•	unit sales prices charged by our commercial partner, net of any sales reserves; and

•	the level of orders submitted by wholesalers, hospitals and surgery centers
The primary factors that may determine our revenues derived from Argatroban are:

•	the level of orders submitted by our commercial partners, Sandoz and Chiesi;

•	the level of institutional demand for Argatroban; and

•	unit sales prices charged by our commercial partners, net of any sales reserves
The primary factors that may determine our revenues derived from Non-Alcohol Docetaxel Injection, Ryanodex and diclofenac-misoprostol and our future products are:

•	the effectiveness of our sales force and co-promotion partner, Spectrum Pharmaceuticals, Inc. ("Spectrum");

•	the level of orders submitted by wholesalers, hospitals and surgery centers;

•	the level of institutional demand for our products; and

•	unit sales prices, net of any sales reserves.
Cost of Revenues
Cost of revenue consists of the costs associated with producing our products for our commercial partners. In particular, our cost of revenue includes production costs of our products paid to a contract manufacturing organization coupled with shipping and customs charges, cost of royalty and the amortization of intangible assets. Cost of revenue may also include the effects of product recalls, if applicable.
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
We expect that our selling, general and administrative expenses will increase with the potential of further commercialization of our product candidates particularly as we begin to commercialize our products through our co-promotion agreement with Spectrum (the "Spectrum Agreement") and continue to grow our commercial organization.
Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the 4th quarter of 2016, the Company reversed its valuation allowance on our net deferred tax assets (See Note 10. Income Taxes). ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Results of Operations
Comparison of Years Ended December 31, 2016 and December 31, 2015

Revenues

	Year Ended December 31,	Year Ended December 31,	Increase
	2016	2015
	(in thousands)
Product sales	$40,646	$12,968	$27,678
Royalty revenue	99,040	8,259	90,781
License and other revenue	49,796	45,000	4,796
Total revenue	$189,482	$66,227	$123,255

Total revenue increased $123.3 million in the year ended December 31, 2016 to $189.5 million as compared to $66.2 million in the year ended December 31, 2015.
Product sales increased approximately $27.7 million in the year ended December 31, 2016 to $40.6 million as compared to $13.0 million in the year ended December 31, 2015. This increase was due to $17.4 million in net product sales of Bendeka (launched in January 2016), $3.9 million in net product sales of Non-Alcohol Docetaxel Injection (launched in February 2016), an increase of $5.6 million in net product sales of Ryanodex and an increase of $1.0 million in net product sales of Argatroban. These increases were partially offset by a decrease in diclofenac-misoprostol product sales of $0.2 million.
Royalty revenue increased $90.8 million in the year ended December 31, 2016 to $99.0 million as compared to $8.3 million in the year ended December 31, 2015 primarily as a result of royalties on Teva sales since the Bendeka launch in January 2016.

License and other revenue increased $4.8 million in the year ended December 31, 2016 to $49.8 million as compared to $45.0 million in the year ended December 31, 2015, as a result of the Cephalon License. License and other revenue for the year ended December 31, 2016 was comprised of a $40.0 million milestone related to the receipt of the J-code for Bendeka, $6.0 million recognized from an asset sale in fiscal 2010 (which had previously been deferred), $2.0 million as the Company met certain one-time performance obligations and $1.8 million related to the amendment of the license and supply agreement with Teva, expanding the territories for commercial sale of Bendeka. License and other revenue for the year ended December 31, 2015 included $30 million of revenue from the license of Bendeka and $15 million on the FDA approval milestone of Bendeka.

Cost of Revenue

	Year Ended December 31,	Year Ended December 31,	Increase
	2016	2015
	(in thousands)
Cost of product sales	$34,320	7,762	$26,558
Cost of royalty revenue	20,986	7,885	13,101
Total cost of revenue	$55,306	$15,647	$39,659

Cost of revenue increased $39.7 million in the year ended December 31, 2016 to $55.3 million as compared to $15.6 million in the year ended December 31, 2015.

Cost of product sales increased $26.6 million in the year ended December 31, 2016 to $34.3 million as compared to $7.8 million in the year ended December 31, 2015 mainly resulted from sales related to new products Bendeka and Non-Alcohol Docetaxel Injection, both launched in the first quarter of 2016.

Cost of royalty revenue increased $13.1 million in the year ended December 31, 2016 to $21.0 million as compared to $7.9 million in the year ended December 31, 2015, primarily as a result of the cost of product royalty for Bendeka, Non-Alcohol Docetaxel Injection, and Argatroban.

Research and Development

	Year Ended December 31,	Year Ended December 31,	Increase
	2016	2015
	(in thousands)
Research and development	$30,262	$27,855	$2,407

Research and development expenses increased approximately $2.4 million in the year ended December 31, 2016 to $30.3 million as compared to $27.9 million in the year ended December 31, 2015. The increases resulted from an increase in project spending for fulvestrant, EP-6101, certain other projects and an increase in salary and other personnel-related expenses due to increased headcount. These increases were partially offset by certain cost reimbursements from our commercial partners for $1.6 million, a $2.4 million credit from our supplier related to a dispute resolution, a decrease in project spending for EP-4104 and EP-5101 and non-recurrence in project spending for EP-3101 (RTD).
Selling, General and Administrative

	Year Ended December 31,	Year Ended December 31,
	2016	2015	Increase
	(in thousands)
Selling, general and administrative	$52,313	$20,165	$32,148

Selling, general and administrative expenses increased approximately $32.1 million in the year ended December 31, 2016 to $52.3 million as compared to $20.2 million in the year ended December 31, 2015.

This increase is principally related to a $13.1 million increase in salary and personnel related expenses as we build out areas to support the growing needs of the business and sales force, $10.0 million increase in sales and marketing expenses, $5.0 million increase in legal and other professional fees, $1.0 increase in travel related expenses, $0.9 million charge for re-measurement of contingent consideration, and a $2.2 million increase in miscellaneous expenses.
Gain on sale of asset
On March 29, 2016, we entered into the Diclofenac Asset Purchase Agreement pursuant to which we sold certain intellectual property related to diclofenac-misoprostol in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, we received a one-time payment at closing of $1.75 million included in operating expenses.

Other Income and Expense

	Year Ended December 31,	Year Ended December 31,	Increase/(Decrease)
	2016	2015
	(in thousands)
Interest income	$84	$25	$59
Interest expense	(8)	(11)	3
Total other income, net	$76	$14	$62

Other income and (expense) increased by $0.1 million for the year ended December 31, 2016 to income of $76 thousand as compared to an expense of $14 thousand for the year ended December 31, 2015. The increase in other income and (expense) was due to the increase in interest income.

Benefit from (provision for) income taxes

	Year Ended December 31,	Year Ended December 31,
	2016	2015
	(in thousands)
Benefit from (provision for) income taxes	$28,026	$(3)
Effective tax rate	(52)%	—%

The benefit from (provision for) income taxes was based on the applicable federal and state tax rates for those periods.  For periods with a loss before benefit for income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate. For periods with income before provision for income taxes, favorable tax items result in an decrease in the effective tax rate, while, unfavorable tax items result in an increase in the effective tax rate. The tax benefit for the year ended December 31, 2016 is due to the release of a previously carried tax valuation allowance on our net deferred tax assets including net operating loss carryforwards and the tax benefit related to the exercises of stock options during 2016. This was partially offset by the tax on 2016 earnings. Our decision to remove the valuation allowance on the Company's net deferred tax assets considered our significant income in 2016 which translated to our becoming a tax payer in 2016 and our outlook on prospective earnings and taxable income driven by Bendeka royalty and milestone revenues. For the year ended December 31, 2015, the Company carried a valuation allowance on its net deferred tax assets. As a result we recorded a minimal tax provision for the period. (see Note to Consolidated Financial Statements - Note 10- “Income Taxes”).

Net Income

Net income for the year ended December 31, 2016 was $81.5 million as compared to a net income of $2.6 million for the year ended December 31, 2015, as a result of the factors discussed above.

Comparison of Years Ended December 31, 2015 and September 30, 2014

Revenues

	Year Ended December 31,	Year Ended September 30,	Increase/(Decrease)
	2015	2014
	(in thousands)
Product sales	$12,968	$4,626	$8,342
Royalty revenue	8,259	10,708	(2,449)
License and other revenue	45,000	3,765	41,235
Total revenue	$66,227	$19,099	$47,128

Total revenue increased $47.1 million in the year ended December 31, 2015 to $66.2 million as compared to $19.1 million in the year ended September 30, 2014.
Product sales increased approximately $8.4 million in the year ended December 31, 2015 to $13.0 million as compared to $4.6 million in the year ended September 30, 2014. This increase was due to $2.2 million in net product sales of diclofenac-misoprostol (launched in January 2015), an increase of $5.9 million in net product sales of Ryanodex (launched in August 2014), and an increase in Argatroban product sales of $0.2 million.
Royalty revenue decreased $2.4 million in the year ended December 31, 2015 to $8.3 million as compared to $10.7 million in the year ended September 30, 2014 as a result of return adjustments passed through to Eagle by one of our commercial partners.
License and other revenue increased $41.2 million in the year ended December 31, 2015 to $45.0 million as compared to $3.8 million in the year ended September 30, 2014, as a result of the Cephalon License. Other income in the year ended September 30, 2014 resulted from FDA approval of diclofenac-misoprostol related to the Asset Purchase Agreement with Hikma Pharmaceutical Co. LTD.
Cost of Revenue

	Year Ended December 31,	Year Ended September 30,	(Decrease)/Increase
	2015	2014
	(in thousands)
Cost of product sales	$7,762	$10,508	$(2,746)
Cost of royalty revenue	7,885	1,206	6,679
Total cost of revenue	$15,647	$11,714	$3,933

Cost of revenue increased $3.9 million in the year ended December 31, 2015 to $15.6 million as compared to $11.7 million in the year ended September 30, 2014, as a result of increased product sales, an increase in royalty expense and inventory write-offs. The cost of revenue increase related to product sales was due to $1.2 million in cost of revenue for diclofenac-misoprostol (launched in January 2015), and a $2.3 million increase in cost of revenue for Ryanodex (launched in August 2014), offset by a $0.6 million decrease in cost of revenue for Argatroban resulting from additional product testing incurred in the prior period. In addition, SciDose royalty expense increased $2.2 million due to the Cephalon License and cost of revenue further increased due to $1.1 million of inventory write-offs attributable to expiring Ryanodex inventory. These increases were further offset by a $2.3 million decrease in Argatroban royalty expense due the returns adjustment passed through to Eagle from our commercial partner.

Research and Development

	Year Ended December 31,	Year Ended September 30,	Increase
	2015	2014
	(in thousands)
Research and development	$27,855	$16,816	$11,039

Research and development expenses increased approximately $11.1 million in the year ended December 31, 2015 to $27.9 million as compared to $16.8 million in the year ended September 30, 2014.
Research and development expenses incurred in the year ended December 31, 2015 were higher than in the year ended September 30, 2014, mainly as a result of increased project spending for EP-5101 related to registration batches, technical transfer and manufacturing services, for Bendeka related to pre-launch inventory write-offs and certain professional expenses, and for EP-6101 related to FDA filling fees, legal costs and development costs to support product approval. In addition, there was increased spending for the successful completion of the clinical treatment portion of the safety and efficacy study of Ryanodex for EHS. Salary and other personnel-related expenses increased due to increased staffing and higher overall compensation costs. These increases were offset by a reduction in project spending for EP-3101 RTD due to the timing of research and development activities for diclofenac-misoprostol due to product approval.
Selling, General and Administrative

	Year Ended December 31,	Year Ended September 30,
	2015	2014	Increase
	(in thousands)
Selling, general and administrative	$20,165	$9,326	$10,839

Selling, general and administrative expenses increased approximately $10.8 million in the year ended December 31, 2015 to $20.1 million as compared to $9.3 million in the year ended September 30, 2014.
This increase is related to a $4.8 million increase in salary and personnel related expenses as we expanded our business, $2.3 million of professional fees, a $2.2 million increase in marketing mainly related to Ryanodex, and $0.7 million increase in office and facilities expenses.

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

Benefit from (provision for) income taxes
In the year ended December 31, 2015, the Company recorded an income tax provision of $3 thousand based upon its estimated federal AMT and state tax liability.
In the year ended September 30, 2014 we recorded tax benefit on proceeds from the sale of our New Jersey state net operating losses of $1.3 million.

Net Income

Net income for the year ended December 31, 2015 was $2.6 million as compared to a net loss of $18.0 million for the year ended September 30, 2014, as a result of the factors discussed above.

Comparison of Three Months Ended December 31, 2014 and 2013
Revenues

	Three Months Ended December 31,		Increase/ (Decrease)
	2014	2013
	(in thousands)
Product sales	$1,506	$2,224	$(718)
Royalty revenue	4,094	3,268	826
Total revenue	$5,600	$5,492	$108
Total revenue increased $0.1 million in the three months ended December 31, 2014 to $5.6 million as compared to $5.5 million in the three months ended December 31, 2013.
Product sales decreased $(0.7) million in the three months ended December 31, 2014 to $1.5 million as compared to $2.2 million in the three months ended December 31, 2013. This net decrease in product sales was due to longer lead times in procuring materials for manufacturing Argatroban, partially offset by Ryanodex, launched in August 2014, which resulted in net product sales of $0.5 million for the three months ended December 31, 2014.
Royalty revenue increased $0.8 million in the three months ended December 31, 2014 to $4.1 million as compared to $3.3 million in the three months ended December 31, 2013, as a result of increased end use sales of Argatroban by our commercial partners.
Cost of Revenue

	Three Months Ended December 31,		(Decrease)
	2014	2013
	(in thousands)
Cost of product sales	$1,782	$2,670	$(888)
Cost of royalty revenue	2,707	$1,954	$753
Total cost of revenue	$4,489	$4,624	$(135)
Cost of net revenues decreased $(0.1) million to $4.5 million in the three months ended December 31, 2014 from $4.6 million in the three months ended December 31, 2013. This $(0.1) million net decrease in cost of revenues was mainly attributable to a decrease in product sales of Argatroban offset by an increase in royalty expense to both SciDose and MDCO.

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

Research and Development

	Three Months Ended December 31,		Increase
	2014	2013
	(in thousands)
Research and Development	$3,986	$2,589	$1,397

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

Selling, General and Administrative

	Three Months Ended December 31,
	2014	2013	Increase
	(in thousands)
Selling, general and administrative	$3,690	$1,344	$2,346

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

Benefit from (provision for) income taxes
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
On March 20, 2015, we completed the Follow-on Offering. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $54.3 million.
Our primary uses of cash are to fund working capital requirements, product development costs, operating expenses as well as strategic business and product acquisitions and repurchases of our Company's stock. Cash and cash equivalents were $52.8 million, and $79.1 million as of December 31, 2016 and December 31, 2015, respectively.

For the year ended December 31, 2016, we realized net income of $81.5 million. As of December 31, 2016, we had a working capital surplus of $68.1 million. For the year ended December 31, 2015, we realized net income of $2.6 million. Prior to 2015, we had sustained significant losses since our inception on January 2, 2007 and have an accumulated deficit of $25.7 million as of December 31, 2016.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
The Company expects to use future loans, if any, under the Credit Facility (described above under "Recent Developments"), for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the year ended December 31, 2016 was $53.2 million. Net income for the period was $81.5 million reduced by non-cash adjustments of approximately $19.6 million principally from deferred income taxes, depreciation, amortization of intangible assets and stock-based compensation expense. Net changes in working capital decreased cash provided from operating activities by $8.6 million, due to an increase in accounts receivable of $15.9 million, an increase in prepaid expenses and other current assets of $9.4 million partially offset by an increase in accounts payable of $10.7 million, a decrease in inventories of $12.3 million and a decrease in deferred revenue of $6.0 million. The total amount of accounts receivable at December 31, 2016 was approximately $42.2 million, which included approximately $10.1 million from product sales and approximately $32.0 million from royalty income, all with payment terms of 45 days. Royalty income is receivable with terms of 45 days and starts at the end of the quarter to which it relates, the immediately preceding quarter.
Net cash used in operating activities for the year ended December 31, 2015 was $9.7 million. Net income for the period was $2.6 million adjusted by non-cash adjustments of approximately $4.4 million from depreciation, stock-based compensation expense and retirement of fixed assets. Net changes in working capital decreased cash from operating activities by approximately $16.7 million principally due to an increase in accounts receivable of $14.3 million, an increase in inventories of $13.8 million partially offset by an increase in accrued expenses and other liabilities of $11.9 million. Accounts payable and accrued expenses increased primarily due to accrued royalties payable, accrued cost of revenue, accrued inventory purchases on increased commercial activity, and accrued research and development. Inventories increased significantly in preparation for the launch of Bendeka in January 2016. Accounts receivable increased primarily due to the $15.0 million milestone royalty earned under the Cephalon License agreement. The total amount of accounts receivable at December 31, 2015 was approximately $26.3 million, which included approximately $2.0 million of product sales and approximately $24.2 million of royalty income, all with payment terms of 45 days and approximately $0.1 million of other receivables. Royalty income is receivable with terms of 45 days and starts at the end of the quarter to which it relates, the immediately preceding quarter.
Net cash used in operating activities for the three months ended December 31, 2014 was $7.9 million. Net loss for the period was $5.5 million offset by non-cash adjustments of approximately $0.3 million from depreciation and stock-based compensation expense. Net changes in working capital decreased cash from operating activities by approximately $2.7 million, due to a decrease in inventories of $0.1 million, a decrease in prepaid expenses of $0.1 million, a decrease in accounts payable of $0.6 million, and a decrease in deferred revenue of $0.1 million. We experienced an increase in accounts receivable of $4.7 million and an increase in accrued expenses of $2.5 million. Accrued expenses increased primarily due to accrued royalties. The total amount of accounts receivable at December 31, 2014 was approximately $12.0 million, which included approximately $1.8 million of product sales and approximately $10.1 million of royalty income, all with payment terms of 45 days and approximately $0.1 million of other receivables.
Net cash used in operating activities for the year ended September 30, 2014 was $13.8 million. Net loss for the period was $18.0 million offset by non-cash adjustments of approximately $1.3 million from the change in the value of the warrant liability, depreciation and stock-based compensation expense. Net changes in working capital increased cash from operating activities by approximately $2.9 million, due to a decrease in prepaid expenses of $0.2 million related to prepaid insurance, and a decrease in deferred revenue of $3.4 million. We experienced an increase in accounts receivable of $2.2 million, an increase of $1.3 million in inventory and an increase in accounts payable and accrued expenses of $9.6 million. Accounts payable and accrued expenses increased primarily due to accrued royalties. The total amount of accounts receivable at September 30, 2014 was approximately $7.3 million, which included approximately $0.7 million of product sales and approximately $6.2 million of royalty income, all with payment terms of 45 days, and approximately $0.4 million of other receivables.
Investing Activities:
During the year ended December 31, 2016, we purchased Non-Alcohol Docetaxel Injection for $4.8 million, the Ryanodex intangible for $14.3 million and Eagle Biologics for $26.9 million of net cash acquired. We divested diclofenac-misoprostol for proceeds of $1.8 million.

During the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 we invested $62.0 million, $106.0 million, $0, and $20.0 million, respectively, in U.S. Treasury securities, and redeemed $62.0 million, $106.0 million, $20.0 million, and $0, respectively, of short- term investments.
During the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 we invested $1,590, $1,881, $11, and $46 thousand, respectively, for the purchase of property and equipment.
Financing Activities:
Net cash used in financing activities for the year ended December 31, 2016 was $33.7 million primarily resulting from $37.0 million in repurchases of 566,838 shares of our common stock and a $0.3 million payment of contingent consideration partially offset by the issuance of common stock for stock option exercises of $3.6 million.
Net cash provided by financing activities for the year ended December 31, 2015 was $55.8 million primarily resulting from $54.3 million on the issuance of our common stock from the follow-on offering and proceeds from stock option exercises of $1.5 million.
Net cash provided by financing activities for the year ended September 30, 2014 was $46.2 million primarily resulting from the issuance of our common stock from the initial public offering.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2017	2018	2019	2020	2021	Beyond
Operating lease obligations	$1,973	564	564	564	281	—	—
Purchase obligations	$16,512	16,512	—	—	—	—	—
Spectrum base fee	$4,530	4,530	—	—	—	—	—
At December 31, 2016, the Company has purchase obligations in the amount of $16,512 which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office space under a lease agreement that expires on June 30, 2020. Rental expense was $634, $514, $68, and $277 for fiscal 2016, fiscal 2015, the transition period and fiscal 2014, respectively. The remaining future lease payments under the operating lease are $1,973 as of December 31, 2016, payable monthly through June 30, 2020 as follows:
The Company is obligated to pay Spectrum Pharmaceuticals, Inc. $4,530, which represents the base fee from the co-promotion agreement entered into on November 4, 2015 with an 18 month term.
Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). We have not yet selected a transition method. We are currently evaluating the impact of ASU 2014-09 on our financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this new standard will increase assets and liabilities on our balance sheet when adopted. We are still fully assessing the overall impact of this ASU on our financial position and results of operations.

In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. The guidance must be adopted on a prospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The guidance must be adopted on a prospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

No other accounting standards or interpretations issued recently are expected to have a material impact on our financial statements.
Recent Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In 2016, we early adopted this ASU. With the adoption of this ASU, the Company continues to estimate forfeitures in the calculation of stock based compensation.
In November 2015, the FASB issued ASU 2015-17, which revises the guidance in ASC 740, Income Taxes, to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in the statement of financial position. We adopted this standard in 2016. It did not have a material impact on our financial position or results of operations.
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
Our significant accounting policies are more fully described in Note 3 to our financial statements included in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, accounting for fair value of warrant liabilities and share-based compensation described below are “critical accounting estimates.”
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

Product sales. We recognize net revenues from products manufactured and supplied to our commercial partners, when the following four basic revenue recognition criteria under the related accounting guidance are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Prior to the shipment of our manufactured products, we conduct initial product release and stability testing in accordance with current good manufacturing practices, or cGMP. Sales to our commercial partners are presented gross primarily because the Company is the primary obligor in the arrangement, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears risk of loss while the inventory is in-transit to the commercial partner.

Revenue on sales to end users for Non-Alcohol Docetaxel Injection, Ryanodex and diclofenac-misoprostol are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. The Company believes that the reserves it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amount for reserves to vary.

Royalty revenue. We recognize revenue from royalties based on our commercial partners' net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. Our commercial partners are obligated to report their net product sales and the resulting royalty due to us within 60 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, we accrue royalty revenue each quarter and subsequently true-up when we receive royalty reports from our commercial partners.

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

Stock-based compensation

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

We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. In 2016, as we adopted ASU 2016-09, we made a policy election to estimate forfeitures in the calculation of stock based compensation.

Income Taxes

 We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

Intangible Assets

Our definite-lived intangible assets include product licenses, product rights and developed technology. These intangible assets were originally recorded at fair value for business combinations and at relative fair value based on the purchase price for asset acquisitions, and are stated net of accumulated amortization. Each intangible asset is amortized over their remaining estimated useful life, ranging from 5 to 20 years. The estimated useful lives directly impact the amount of amortization expense recorded for these assets on a quarterly and annual basis. In addition, we test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. Judgment is used in determining when these events and circumstances arise. If we determine that the carrying value of the assets may not be recoverable, judgment and estimates are used to assess the fair value of the assets and to determine the amount of any impairment loss. If the fair value of an intangible asset is determined to be lower than its carrying value, we could be exposed to an impairment charge that could be material.

Goodwill

Goodwill relates to the acquisition of Eagle Biologics and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities. Goodwill is not amortized, but is subject to periodic review for impairment. As a result, the amount of goodwill is directly impacted by the estimates of the fair values of the assets acquired and liabilities assumed. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. Judgment is used in determining when these events and circumstances arise. We perform our review of goodwill on our one reporting unit. If we determine that the carrying value of the assets may not be recoverable, judgment and estimates are used to assess the fair value of the assets and to determine the amount of any impairment loss.

Contingent consideration
We have agreements with third-parties with contingent consideration and milestone payments that are potentially payable by us, as more fully described in Note 14, “Acquisitions” in the accompanying notes to the consolidated financial statements. These payments are contingent upon achieving selling, development and/or regulatory milestones that may or may not ever be achieved. Therefore, our requirement to make or receive such payments in the future or at all is highly uncertain.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash and cash equivalents of $52.8 million held primarily in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, however, due to the short-term duration of our money market mutual funds and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8. Financial Statements and Supplementary Data
Our Financial Statements and Supplementary Data and Report of Independent Registered Public Accounting Firm appear beginning on page F-1 attached to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2016, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2016, solely because of the material weakness in our internal control over financial reporting described below. In light of the material weakness discussed below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented therein.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Eagle's management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2016 based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). For the year ended December 31, 2016, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, management has identified a deficiency that constituted a material weakness as of December 31, 2016. Specifically, we did not maintain adequate controls over the preparation and review of our annual income tax provision. This control deficiency did not result in a material misstatement to our previously issued consolidated financial statements or our consolidated financial statements for the year ended December 31, 2016. However, this control deficiency constitutes a material weakness in our internal control over financial reporting due to the potential for the control deficiency to result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.
Based on management’s assessment and the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was not effective.
Remediation Plan
Management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance our internal control over financial reporting. Specifically, we have assessed the appropriateness of our current outsourced tax support model and have taken steps to engage a nationally recognized accounting firm to review our quarterly and annual tax provisions and to advise on any applicable rule or tax-related changes. In addition, we will take the following actions to improve the design and operating effectiveness of our internal control:

(i)	strengthen our tax provision review control with improved documentation standards and oversight;

(ii)	formalize a policy and procedure for the communication and review of non-routine tax matters by senior management; and

(iii)	as appropriate, engage external tax advisors for advice with respect to non-routine tax matters.
In addition, the effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report set forth below.

/s/ Scott Tarriff
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)
Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, NJ
We have audited Eagle Pharmaceuticals Inc. internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the annual income tax provision has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 15, 2017, on those financial statements.
Based solely on the material weakness regarding management's failure to design and maintain controls over the preparation and review of the annual income tax provision, in our opinion, Eagle Pharmaceuticals, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions to be taken by the company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Pharmaceuticals, Inc. as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three fiscal years ended December 31, 2016, December 31, 2015, September 30, 2014 and the transition period for the three months ended December 31, 2014, and our report dated March 15, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Woodbridge, NJ
March 15, 2017

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2017.

EAGLE PHARMACEUTICALS, INC.

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

Signature	Title	Date

/S/ SCOTT TARRIFF Scott Tarriff	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017

/S/ DAVID E. RIGGS David E. Riggs	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2017

/S/ MICHAEL GRAVES Michael Graves	Chairman of the Board of Directors	March 15, 2017

/S/ STEVEN RATOFF Steven Ratoff	Member of the Board of Directors	March 15, 2017

/S/ SANDER FLAUM Sander Flaum	Member of the Board of Directors	March 15, 2017

/S/ DOUGLAS L. BRAUNSTEIN Douglas L. Braunstein	Member of the Board of Directors	March 15, 2017

/S/ ROBERT L. GLENNING Robert L. Glenning	Member of the Board of Directors	March 15, 2017

EXHIBIT INDEX

Exhibit Number
2.1
Stock Purchase Agreement, dated as of November 10, 2016, by and among Eagle Pharmaceuticals, Inc., Arsia Therapeutics, LLC, Arsia Therapeutics, Inc., Amy Schulman, as the Seller Representative, and each person that executed a joinder to the Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2016)

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

10.7	†(1)
Offer Letter by and between the Registrant and Adrian Hepner dated December 11, 2014 (filed herewith) as amended by entry into the Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan on April 29, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)

10.8	†
Offer Letter by and between the Registrant and Steven L. Krill dated September 7, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.9	†
Offer Letter by and between the Registrant and David Riggs dated November 7, 2013 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013) as amended by entry into the Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan on April 29, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)

10.10	†
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

10.21	†	Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)
10.22	†	Form of Letter Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)
10.23	*	License Agreement, by and between the Registrant and Teikoku Pharma USA, Inc., dated October 13, 2015
10.24	*	Co-Promotion Agreement, by and between the Registrant and Spectrum Pharmaceuticals, Inc., dated November 4, 2015
10.25	†
Offer Letter by and between the Registrant and David Pernock dated January 2, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 19, 2016)

10.26	(1)	Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated January 26, 2017
10.27	(1)	Amendment to License and Sublicense Agreement, by and between the Registrant and Lyotropic Therapeutics, Inc., dated August 3, 2016.
21.1	(1)	List of subsidiaries of Eagle Pharmaceuticals, Inc.

23.1	(1)	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm
24.1		Power of Attorney (incorporated by reference to this signature page of this Annual Report on Form 10-K)
31.1	(1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	(1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
†Management contract or compensatory plan or arrangement.
*Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1) Filed herewith.

INDEX TO FINANCIAL STATEMENTS OF
EAGLE PHARMACEUTICALS, INC.

APPENDIX A

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, NJ

We have audited the accompanying consolidated balance sheets of Eagle Pharmaceuticals, Inc. as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three fiscal years ended December 31, 2016, December 31, 2015, September 30, 2014 and the transition period for the three months ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Pharmaceuticals, Inc. at December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three fiscal years ended December 31, 2016, December 31, 2015, September 30, 2014 and the transition period for the three months ended December 31, 2014,in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Woodbridge, NJ
March 15, 2017

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$52,820	$79,083
Accounts receivable	42,194	26,267
Inventory	2,739	15,042
Prepaid expenses and other current assets	11,357	1,865
Total current assets	109,110	122,257
Property and equipment, net	3,316	2,205
Intangible assets, net	33,372	—
Goodwill	39,743	—
Deferred tax asset, net	28,643	—
Other assets	136	143
Total assets	$214,320	$124,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,716	$3,857
Accrued expenses	25,237	24,405
Current portion of contingent consideration	1,012	—
Deferred revenue	—	6,000
Total current liabilities	40,965	34,262
Contingent consideration, less current portion	22,129	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,890,862 and 15,636,387 issued as of December 31, 2016 and 2015, respectively	16	15
Additional paid in capital	213,872	197,440
Accumulated deficit	(25,659)	(107,112)
Treasury stock, at cost, 566,838 shares as of December 31, 2016	(37,003)	—
Total stockholders' equity	151,226	90,343
Total liabilities and stockholders' equity	$214,320	$124,605

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014

Revenue:
Product sales	$40,646	$12,968	$1,506	$4,626
Royalty revenue	99,040	8,259	4,094	10,708
License and other revenue	49,796	45,000	—	3,765
Total revenue	189,482	66,227	5,600	19,099
Operating expenses:
Cost of product sales	34,320	7,762	1,782	5,042
Cost of royalty revenue	20,986	7,885	2,707	6,672
Research and development	30,262	27,855	3,986	16,816
Selling, general and administrative	52,313	20,165	3,690	9,326
Gain on sale of asset	(1,750)	—	—	—
Total operating expenses	136,131	63,667	12,165	37,856
Income (Loss) from operations	53,351	2,560	(6,565)	(18,757)
Interest income	84	25	1	31
Interest expense	(8)	(11)	(1)	(8)
Change in value of warrant liability	—	—	—	(573)
Other income	—	—	—	35
Total other income/(expense)	76	14	—	(515)
Income (Loss) before income tax benefit	53,427	2,574	(6,565)	(19,272)
Benefit from (provision for) income taxes	28,026	(3)	1,059	1,295
Net Income (Loss)	$81,453	$2,571	$(5,506)	$(17,977)
Less dividends on Series A, B, B-1 and C Convertible Preferred Stock	—	—	—	(1,666)
Net income (loss) attributable to common stockholders	$81,453	$2,571	$(5,506)	$(19,643)
Earnings per share attributable to common stockholders:
Basic	$5.24	$0.17	$(0.39)	$(1.97)
Diluted	$4.96	$0.16	$(0.39)	$(1.97)
Weighted average number of common shares outstanding:
Basic	15,533,681	15,250,154	14,032,828	9,955,937
Diluted	16,434,104	16,253,781	14,032,828	9,955,937

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Balance at October 1, 2013	3,048	$3	$14,204	$—	$(102,136)	$(87,929)
Stock-based compensation expense	—	—	606	—	—	606
Issuance of common stock in connection with initial public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	3,450	3	46,045	—	—	46,048
Conversion of Series A Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	2,332	3	20,374	—	—	20,377
Conversion of Series B Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	1,980	2	30,610	—	—	30,612
Conversion of Series B-1 Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	1,456	1	19,755	—	—	19,756
Conversion of Series C Preferred Stock (including accumulated dividends) to common stock in connection with initial public offering	1,720	2	20,901	—	—	20,903
Conversion of Redeemable Series C Preferred Stock warrants to common stock in connection with initial public offering	32	—	2,280	—	—	2,280
Issuance of common stock upon exercise of Redeemable Series C Preferred Stock warrants	2	—	21	—	—	21
Issuance of common stock upon exercise of stock option grants	12	—	65	—	—	65
Dividends on Convertible Preferred Stock and forfeitures of dividends on conversion to common	—	—	(17,602)	—	17,602	—
Net loss	—	—	—	—	(17,977)	(17,977)
Dividends on Convertible Preferred Stock	—	—	—	—	(1,666)	(1,666)
Balance at September 30, 2014	14,032	14	137,259	—	(104,177)	33,096
Stock-based compensation expense	—	—	284	—	—	284
Issuance of common stock upon exercise of stock option grants	5	—	34	—	—	34
Net loss	—	—	—	—	(5,506)	(5,506)
Balance at December 31, 2014	14,037	14	137,577	—	(109,683)	27,908
Stock-based compensation expense	—	—	4,051	—	—	4,051
Issuance of common stock upon exercise of stock option grants	211	—	1,482	—	—	1,482

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

Issuance of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	1,389	1	54,330	—	—	54,331
Net income	—	—	—		2,571	2,571
Balance at December 31, 2015	15,637	15	197,440	—	(107,112)	90,343
Stock-based compensation expense	—	—	9,768	—	—	9,768
Issuance of common stock upon exercise of stock option grants	214	1	3,618	—	—	3,619
Common stock repurchases	—	—	—	(37,003)	—	(37,003)
Net income	—	—	—	—	81,453	81,453
Common stock issued for the Eagle Biologics acquisition	40	—	3,046	—	—	3,046
Balance at December 31, 2016	15,891	$16	$213,872	$(37,003)	$(25,659)	$151,226

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Cash flows from operating activities:
Net income (loss)	$81,453	$2,571	$(5,506)	$(17,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(30,116)	—	—	—
Depreciation expense	641	112	13	104
Amortization expense	948	—	—	—
Stock-based compensation	9,768	4,051	284	606
Change in fair value of contingent consideration	957	—	—	—
Gain on sale of diclofenac-misoprostol	(1,750)	—	—	—
Change in fair value of warrant liability	—	—	—	573
Loss on disposal of fixed assets	—	273	—	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(15,919)	(14,311)	(4,660)	(2,172)
Decrease (increase) in inventory	12,303	(13,800)	52	(1,294)
(Increase) decrease in prepaid expenses and other current assets	(9,423)	(225)	71	192
(Increase) decrease in other assets	(7)	(98)	—	1
Increase (decrease) in accounts payable	10,668	356	(558)	2,867
Decrease in deferred revenue	(6,000)	(520)	(65)	(3,435)
(Decrease) increase in accrued expenses and other liabilities	(316)	11,873	2,494	6,692
Net cash provided by (used in) operating activities	53,207	(9,718)	(7,875)	(13,843)
Cash flows from investing activities:
Purchase of property and equipment	(1,590)	(1,881)	(11)	(46)
Purchase of short term investments	(62,000)	(105,999)	—	(19,999)
Maturities of short term investments	62,000	105,999	19,999	—
Payment for Docetaxel acquisition	(4,850)	—	—	—
Payment for Ryanodex intangible asset	(14,250)	—	—	—
Purchase of Eagle Biologics, net of cash acquired	(26,860)	—	—	—
Proceeds from sale of diclofenac-misoprostol	1,750	—	—	—
Net cash (used in) provided by investing activities	(45,800)	(1,881)	19,988	(20,045)
Cash flows from financing activities:
Repurchases of common stock	(37,003)	—	—	—
Payment of contingent consideration	(286)	—	—	—
Series C preferred stock offering costs	—	—	—	(1)
Proceeds from exercise of preferred stock warrants	—	—	—	21
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	—	—	46,069
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	—	54,331	—	—
Proceeds from common stock option exercise	3,619	1,482	34	65
Net cash (used in) provided by financing activities	(33,670)	55,813	34	46,154
Net increase in cash	(26,263)	44,214	12,147	12,266
Cash and cash equivalents at beginning of period	79,083	34,869	22,722	10,456
Cash and cash equivalents at end of period	$52,820	$79,083	$34,869	$22,722

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8	$11	$1	$8
Income taxes	2,800	482	—	—
Non-cash operating activities
Landlord contribution to leasehold improvements recorded as deferred rent	—	367	—	—
Non-cash investing activities
Value of common stock issued for the Eagle Biologics acquisition	3,046
Non-cash financing activities
Contingent consideration - business acquisitions	22,470	—	—	—
Conversion of preferred stock and accrued dividends to Common stock	—	—	—	91,648
Conversion of redeemable warrant liability to Common stock	—	—	—	2,280

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Organization and Business Activities
Eagle Pharmaceuticals, Inc. (the Company, or Eagle, or we) is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the Food and Drug Administration's ("FDA's") 505(b)(2) NDA regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved, injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has five products currently being sold in the United States under various license agreements in place with commercial partners, including a ready-to-use formulation of Argatroban, Ryanodex®,(dantrolene sodium) ("Ryanodex), diclofenac-misoprostol and docetaxel injection, non-alcohol formulation ("Non-Alcohol Docetaxel Injection") and rapidly infused bendamustine RTD ("Bendeka"). The Company has a number of products currently under development and certain products may be subject to license agreements.
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
On February 13, 2015, the Company submitted a New Drug Application or NDA to the FDA for Bendeka, which was approved by the FDA on December 7, 2015. Also, on February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to Bendeka for treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with non-Hodgkin’s lymphoma (“NHL”). Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, in January 2016, received a $15 million milestone payment related to the FDA approval of Bendeka in December 2015, received $40 million in November 2016 related to the receipt of a unique, product-specific billing code, J-code (J9034), for Bendeka and is currently eligible to receive up to $25 million in an additional sales-based milestone payment. In addition, the Company was entitled to receive royalty payments of 20% of net sales of the product, which increased to 25% on receipt of the J-code. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

approximately $54,331. Eagle did not receive any proceeds from the shares sold by the selling stockholders. The securities described above were offered pursuant to a shelf registration statement declared effective by the Securities Exchange Commission on March 13, 2015.

On October 13, 2015, the Company entered into an exclusive U.S. licensing agreement (the "Teikoku Agreement") with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment of $250 upon execution of the agreement which was included in Research and development in the Company's statement of operations in the fourth quarter of 2015. In January 2016, the Company made an additional payment of $4,850 to Teikoku upon FDA approval and NDA transfer to Eagle. In addition, the Company is obligated to pay 25% royalties on future gross profits. The Company accounted for the transaction as a business combination in 2016. The results of operations related to Non-Alcohol Docetaxel Injection have been included in the statements of income from the date of acquisition. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition. See Note 14. Acquisitions.

On November 4, 2015, the Company entered into a Co-Promotion Agreement (the "Spectrum Agreement") with Spectrum Pharmaceuticals, Inc. ("Spectrum"), under which Spectrum agreed to dedicate 80% of its 32-person Corporate Accounts Sales Team's time to selling and marketing one of our products through June 2017. We will have paid Spectrum a base fee of $12.8 million through June 2017. We have the right to extend the initial term of this agreement by six months to December 31, 2017 at our sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension. In preparation for near-term product launches, we are building an internal commercial team anticipated to consist of approximately 50 direct sales representatives, support staff and management who will be a part of our independent commercial organization.
On January 11, 2016, the Company entered into an agreement with Albany Molecular Research, Inc. ("AMRI") to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States. Under the terms of the agreement, AMRI will develop and initially provide cGMP manufacturing and analytical support for the registration of the new product candidates. The Company and AMRI will share the costs of development, with 37.5% paid by the Company and 62.5% paid by AMRI. The Company will be responsible for advancing the product candidates through clinical trials and regulatory submissions.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

On July 11, 2016, the FDA determined that no additional human safety and efficacy data is required for the submission of EP-4104 (dantrolene sodium) for exertional heatstroke ("EHS"), further confirming that a hybrid development program comprised of clinical data from EHS patients and positive preclinical data from animal studies constitutes an adequate regulatory pathway for future NDA submission. Following the completion of the additional animal studies, the NDA was submitted on January 20, 2017.
On August 3, 2016, the Company amended our agreement with Lyotropic Therapeutics, Inc. to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $15 million, which we recorded as an intangible asset (see Note 15 Intangible assets, net).
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. We repurchased 276,244 shares of common stock for $19.0 million during the fourth quarter of 2016, and a total of 566,838 for $37.0 million in the year ended December 31, 2016.
During the quarter-ended September 30, 2016, the Company entered into an amendment to the Cephalon license and supply agreements for Bendeka. The amendment expands the geographical scope of the rights granted under the original agreement to include territories outside the US and Canada. In accordance with this agreement, the Company recorded $1.75 million in license and other revenue on the statements of operations for the year ended December 31, 2016. The Company is also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, and royalties on future sales.
On November 2, 2016, the Company announced that the Centers for Medicare and Medicaid Services (CMS) established a J-code for Bendeka. The J-code became effective on January 1, 2017. The new J-code provides reimbursement coding clarity to outpatient facilities and physicians that administer Bendeka, facilitating access for patients and Medicare, Medicaid and commercial insurance reimbursement. Under the terms of the Cephalon License, the Company received a $40 million milestone payment upon receipt of the J-code in the fourth quarter of 2016, which we recorded in License and other revenue in the statement of operations for the year ended December 31, 2016. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.
On November 16, 2016 the Company entered into an agreement to acquire Arsia Therapeutics (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, we paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges in the large molecules space (see Note 14.)

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

	Three Months Ended December 31,
	2014	2013
		(unaudited)
Revenue:
Product sales	$1,506	$2,224
Royalty revenue	4,094	3,268
Total revenue	5,600	5,492
Operating expenses:
Cost of product sales	1,782	2,670
Cost of royalty revenue	2,707	1,954
Research and development	3,986	2,589
Selling, general and administrative	3,690	1,344
Total operating expenses	12,165	8,557
Loss from operations	(6,565)	(3,065)
Interest income	1	1
Interest expense	(1)	—
Change in value of warrant liability	—	(191)
Total other (expense)	—	(190)
Loss before income tax benefit	(6,565)	(3,255)
Income tax benefit	1,059	—
Net Loss	$(5,506)	$(3,255)
Less dividends on Series A, B, B-1 and C Convertible Preferred Stock	—	(1,132)
Net loss attributable to common stockholders	$(5,506)	$(4,387)
Loss per share attributable to common stockholders Basic and diluted	$(0.39)	$(1.44)
Weighted average common shares outstanding Basic and diluted	14,032,828	3,048,131
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and contingent consideration from acquisitions. The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to their short term maturities. Contingent consideration is recorded at fair value.
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
The fair value of contingent consideration is classified as Level 3 for the period presented.
The Company is required by U.S. GAAP to record certain assets and liabilities at fair value on a recurring basis.
Company marks the value of its warrant liability to market and recognize the change in valuation in its statement of operations each reporting period. Determining the warrant liability to be recorded required the Company to develop estimates to be used in calculating the fair value of the warrant.
Since these preferred stock warrants did not trade in an active securities market, the Company recognized a warrant liability and estimated the fair value of these warrants using a Probability-Weighted Expected Returns valuation model. Therefore, the warrant liability was considered a Level 3 measurement. All warrants outstanding immediately prior to the IPO were net exercised in connection with the initial public offering. There were no outstanding warrants as of December 31, 2016 and 2015.
Intangible Assets
The Company capitalizes and includes in intangible assets the costs of acquired product licenses and developed technology purchased individually or identified in a business combination. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization The Company amortizes its definite-lived intangible assets using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. We will evaluate the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. We did not identify any impairment to our definite-lived intangible assets in the periods presented.
With respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. Such impairment charges may be material to our results.
Goodwill
Goodwill, which represents the excess of purchase price over the fair value of net assets acquired in the Eagle Biologics acquisition, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model requires a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our reporting units using an appropriate valuation methodology. If the net book value of a reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. An impairment charge is recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. We did not identify any impairment to goodwill during the periods presented.
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
Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell Argatroban and Bendeka. The Company's customers for Argatroban are its commercial and licensing partners, therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements. The Company received a $30 million upfront payment during February 2015 and earned a $15 million milestone payment received in January 2016 upon product approval in December 2015 under the terms of the Cephalon License- See "revenue recognition" below for more detail. The Company received a $40 million milestone payment in December 2016 upon receipt of the J-code. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Net product sales, royalty and license revenues
The Medicines Company/Chiesi USA, Inc.	4%	14%	36%	45%
Sandoz, Inc.	5%	5%	55%	53%
Cephalon, Inc. (Teva)	79%	68%	—%	—%
Other	12%	13%	9%	2%
	100%	100%	100%	100%

	December 31,	December 31,
	2016	2015
Accounts receivable
The Medicines Company/Chiesi USA, Inc.	3%	35%
Sandoz, Inc.	8%	—%
Cephalon, Inc. (Teva)	74%	57%
Other	15%	8%
	100%	100%
Currently, for Argatroban and Bendeka, the Company uses one vendor as its sole source supplier. Because of the unique equipment and process for manufacturing, transferring manufacturing activities to an alternate supplier would be a time consuming and costly endeavor, and there are only a limited number of manufacturers that are capable of performing this function for the Company.
Inventory
Inventory is recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. In most instances, inventory is shipped from the Company's vendor directly to the Company's customers.
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
Research and Development Expense
Costs incurred for research and product development, including costs incurred for technology in the development stage, are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Advance payments for goods or services that will be used for future research and development activities are capitalized as deferred cost and expensed as the related goods are delivered

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

or services performed. Recoveries of previously recognized R&D expenses from third parties are recorded as a reduction to R&D expense in the period it becomes realizable.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were$14,784, $4,752, $1,556, and $2,506 for fiscal 2016, fiscal 2015, the transition period, and fiscal 2014, respectively.
Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  Since our inception, we have incurred substantial cumulative losses and through the third quarter of 2016 we recorded a full valuation allowance against our net deferred tax assets which was largely made up of our net operating loss carryforward. In the fourth quarter of 2016, the Company reversed the reserve on its net deferred tax asset (See Note 10 - Income Taxes). ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Revenue Recognition
Product revenue - The Company recognizes net revenue on sales to its commercial partners and to end users. In each instance, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and collectability is reasonably assured.
Revenue on sales to commercial partners relates to Argatroban and Bendeka. The Company’s commercial partners can return product within specified timeframes if the product does not meet certain inspection tests. Sales to our commercial partners are presented gross primarily because the Company is the primary obligor in the arrangement, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears risk of loss while the inventory is in-transit to the commercial partner.
Revenue on sales to end users for Non-Alcohol Docetaxel Injection, Ryanodex and diclofenac-misoprostol are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. The Company believes that the reserves it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amount for reserves to vary.
Royalty Revenue — The Company recognizes revenue from license arrangements with its commercial partners' net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. The Company's commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 25 days for Bendeka and 60 days for Argatroban from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently determines a true-up when it receives royalty reports from its commercial partners. Historically, these true-up adjustments have been immaterial.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

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
When a sale combines multiple elements upon performance of multiple services, the Company allocates revenue for transactions that include multiple elements to each unit of accounting which is deliverable or combination of deliverables under the arrangement that has stand-alone value to the counter-party based on its relative selling price, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The Company follows the selling price hierarchy as outlined in the guidance Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements. The guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”) if available and when VSOE is not available, and (iii) best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available. The Company uses BESP to determine the stand-alone selling price for such deliverables. The Company has an established process for developing BESP, which incorporates pricing practices, historical selling prices, the effect of market conditions as well as entity-specific factors. Estimated selling price is monitored and evaluated on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a milestone payment of $15 million, received $40 million milestone upon receipt of the J-code and is eligible to receive up to $25 million in an additional milestone payment on its commercial partner reaches a key sales milestone. In 2015, $30 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in the first quarter of 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing an NDA, on February 13, 2015, and the remaining obligations were estimated to require minimal effort. On December 7, 2015, the FDA approved Bendeka (50 mL bendamustine hydrochloride) marking the achievement of a milestone which entitled the Company to a $15 million payment which was received in January 2016. The Company received a $40 million milestone payment in November 2016 upon receipt of the unique J-code. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

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
The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. The straight-line method is used to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. The fair value of our stock-based awards to employees and directors is estimated using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.
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
The anti-dilutive common shares equivalents outstanding at December 31, 2016, fiscal 2015, the transition period and fiscal 2014 were as follows:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Series A	—	—	—	888,099
Series B	—	—	—	754,191
Series B-1	—	—	—	554,382
Series C	—	—	—	654,896
Series C warrants	—	—	—	56,078
Options	869,957	96,610	1,302,685	963,495
Total	869,957	96,610	1,302,685	3,871,141

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The following table sets forth the computation for basic and diluted net income (loss) per share for December 31, 2016, fiscal 2015, the transition period and fiscal 2014:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Numerator
Numerator for basic and diluted earnings per share-net income (loss)	$81,453	$2,571	$(5,506)	$(19,643)
Denominator
Basic weighted average common shares outstanding	15,533,681	15,250,154	14,032,828	9,955,937
Dilutive effect of stock options	900,423	1,003,627	—	—
Diluted weighted average common shares outstanding	16,434,104	16,253,781	14,032,828	9,955,937
Basic net income (loss) per share
Basic net income (loss) per share	$5.24	$0.17	$(0.39)	$(1.97)
Diluted net income (loss) per share
Diluted net income (loss) per share	$4.96	$0.16	$(0.39)	$(1.97)

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). We have not yet selected a transition method. We are currently evaluating the impact of ASU 2014-09 on our financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this new standard will increase assets and liabilities on our balance sheet when adopted. We are still fully assessing the overall impact of this ASU on our financial position and results of operations.

In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. The guidance must be adopted on a prospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The guidance must be adopted on a prospective basis. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

No other accounting standards or interpretations issued recently are expected to have a material impact on our financial statements.
Recent Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In 2016, we early adopted this ASU. With the adoption of this ASU, the Company continues to estimate forfeitures in the calculation of stock based compensation.
In November 2015, the FASB issued ASU 2015-17, which revises the guidance in ASC 740, Income Taxes, to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in the statement of financial position. We adopted this standard in 2016. It did not have a material impact on our financial position or results of operations.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

4. Inventory
Inventory consists of the following:

	December 31,	December 31,
	2016	2015
Raw material	$1,131	$8,687
Work in process	900	6,044
Finished products	708	311
	$2,739	$15,042

5. Property and Equipment
Property and equipment consists of the following:

	December 31,	December 31,	Estimated Useful Life (years)
	2016	2015
Furniture and equipment	$1,121	$582	7
Office equipment	513	328	3
Equipment	2,059	1,182	7
Leasehold improvements	1,129	978	2
	4,822	3,070
Less accumulated depreciation	(1,506)	(865)
Property and equipment, net	$3,316	$2,205

Depreciation expense amounted to $641, $112, $13, and $104, for fiscal 2016, fiscal 2015, the transition period, and fiscal 2014, respectively.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	December 31,	December 31,
	2016	2015

Advances to commercial manufacturers	$7,600	$85
Prepaid FDA user fee	1,592	551
Prepaid insurance	135	218
Prepaid research and development	21	283
Prepaid income taxes	1,654	508
All other	355	220
Total Prepaid expenses and other current assets	$11,357	$1,865
Accrued Expenses
Accrued expenses consist of the following:

	December 31,	December 31,
	2016	2015
Accrued expenses
Royalties due to Chiesi USA, Inc./The Medicines Company	$1,030	$6,948
Royalties due to SciDose	8,038	1,637
Royalties due to Sandoz, Inc.	—	1,249
Accrued research & development	3,528	1,784
Accrued professional fees	2,094	792
Accrued salary and other compensation	6,003	2,242
Accrued product costs	2,856	9,232
All other	1,688	521
Total Accrued expenses	$25,237	$24,405
Deferred Revenue
Deferred revenue consists of the following:

	December 31,	December 31,
	2016	2015
Deferred revenue
Par Pharmaceutical, Inc.	—	5,500
Par Pharmaceuticals Companies, Inc./Tech Transfer	—	500
Deferred Revenue from Asset Sales (See Note 12)	—	6,000
Total Deferred revenue	$—	$6,000

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
Warrants
Prior to the initial public offering, the Company accounted for the warrants as liability instruments. The Company estimated the initial fair value of the 944,210 warrants to be $655 using a Probability-Weighted Expected Returns valuation model. At each reporting period, any changes to the fair value of the warrants were recorded in the statements of operations. As of December 31, 2016, and December 31, 2015, there were no warrants outstanding to purchase shares of common stock.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Warrant Liability
On February 18, 2014, the initial public offering date, the estimated fair value of the Convertible Note warrant liability was $2,280 which resulted in a charge to other income and expense of $383. The change in the value of the warrant liability was $0, $0, $0 and $573 for fiscal 2016, 2015, the transition period and fiscal 2014, respectively. Upon the completion of the qualified offering, the warrants became exercisable into Series C Preferred Shares. The increase in the fair value of the warrant liability was primarily attributable to the liquidation preference of the Series C Preferred Shares to receive 2 times the original investment upon a liquidation event under certain circumstances.
8. Shares Subject to Redemption — Convertible Preferred Stock
Series A Convertible preferred stock
On March 8, 2007, the Company issued 20,237,911 shares of Series A Convertible preferred stock, par value $0.001 (the "Series A preferred stock"). The outstanding shares of the Series A preferred stock (as amended in connection with the issuance of the Series B preferred stock) is redeemable after August 11, 2013 at a redemption price per share equal to the Original Issue Price of $0.971 per share plus accrued but unpaid dividends. The outstanding Series A convertible preferred stock converted into 2,332,051 shares of common stock upon the closing of the initial public offering. The outstanding shares of the Series A preferred stock were recorded at their estimated fair value of $19,651 which equaled the sale price on the date of issuance. The amount was adjusted for net offering costs of $180. The fair value of the Series A preferred stock had been increased through periodic accretions using the interest method for dividends (see "Preferred Stock Dividends" below) so that the carrying value equals the redemption amount on the redemption date. The accumulated dividend through the closing date of the initial public offering on February 18, 2014 of the Series A preferred stock was $97.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

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
9. Common Stock and Stock-Based Compensation
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
We repurchased the following shares of common stock with cash resources during the year ended December 31, 2016:

Year Ended December 31,
2016
Shares of common stock repurchased	566,838
Value of common stock repurchased	$37,003

In December 2007, the Company's board of directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's board of directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, and as of such amendment, the Company has reserved and made available 2,106,545 shares of common stock for issuance under the 2014 Plan.
During the quarter ended June 30, 2016 the Company entered into an agreement with Jay Moorin and Alain Schreiber, M.D., in connection with their resignations from the Company’s board of directors, which resulted in a stock option modification. Under this agreement the Company reversed $319 in previously recognized expense for unvested options and recorded $160 in Selling , general and administrative expense in the consolidated statements of operations for the year ended December 31, 2016 related to the acceleration of unvested options.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Risk-free interest rate	0.94% - 2.34%	1.42% - 2.09%	2.11% - 2.16%	1.77% - 2.16%
Volatility	30.95% - 32.36%	28.4% - 32.9%	39.45%	33.64% - 64.00%
Expected term (in years)	5.04-7.0 years	5.5-7.0 years	6.59 - 10.00 years	6.07 - 9.39 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized share-based compensation in its statements of operations for the year ended December 31, 2016, fiscal 2015, the transition period, and fiscal 2014 as follows:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Selling, general and administrative	$7,073	$2,780	$144	$303
Research and development	2,695	1,271	140	303
Total	$9,768	$4,051	$284	$606
The following table is a summary of the Company's stock options issued to employees, directors and consultants (amounts in thousands except per share amounts):

	Number of Stock Option Shares	Weighted Average Exercise Price	Non- Exercisable	Exercisable
Outstanding at September 30, 2014	1,308,993	$8.16	712,901	596,092
Granted	29,000	12.61
Exercised	(4,513)	7.62
Forfeited or expired	(11,310)
Outstanding at December 31, 2014	1,322,170	$8.29	710,486	611,684
Granted	773,458	48.65
Exercised	(211,190)	7.06
Forfeited or expired	(39,596)
Outstanding at December 31, 2015	1,844,842	$25.16	1,176,140	668,702
Granted	792,500	81.61
Exercised	(214,194)	16.94
Forfeited or expired	(98,230)
Outstanding at December 31, 2016	2,324,918	$44.53	1,281,208	1,043,710

The weighted-average grant-date fair value of options granted during the year ended December 31, 2016, fiscal 2015, the transition period and fiscal 2014 was $27.79, $15.92, $6.73 and $4.61, respectively. As of December 31, 2016, there was $15,476 of unrecognized compensation cost, which will be expensed over the next 4 fiscal years. The total intrinsic value of options exercised during the year ended December 31, 2016 was $11,521.

The weighted average contractual terms of options outstanding as of December 31, 2016, 2015, 2014 and September 30, 2014

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

was 7.0, 7.5, 7.5 and 7.5 years, respectively.

The aggregate pre-tax intrinsic value of options outstanding as of December 31, 2016, 2015, 2014 and September 30, 2014 was $59.2 million, $54.7 million, $9.6 million and $5.9 million, respectively.
10. Income Taxes
The components of our benefit from (provision for) income taxes is as follows:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Current:
Federal	$(1,175)	$—	$—	$—
State	(919)	(3)	1,059	1,295
	$(2,094)	$(3)	$1,059	$1,295
Deferred:
Federal	29,553	—	—	—
State	567	—	—	—
	$30,120	$—	$—	$—

Benefit from (provision for) income taxes	$28,026	$(3)	$1,059	$1,295
The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the periods shown as follows. For periods with a loss before benefit for income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate. For periods with income before provision for income taxes, favorable tax items result in an decrease in the effective tax rate, while, unfavorable tax items result in an increase in the effective tax rate.

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Federal statutory tax rate	35%	34%	34%	34%
State income taxes, net of federal benefit	3%	—%	16%	7%
Tax benefit on stock option exercises	(7)%	—%	—%	—%
Tax credits	(3)%	(10)%	(3)%	(1)%
Other	(1)%	1%	—%	(1)%
Change in valuation allowance	(79)%	(25)%	(31)%	(32)%
Effective tax rate	(52)%	—%	16%	7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforward	$17,700	$30,837
Stock based compensation	5,185	2,100
Research and development tax credit carryforwards	4,993	2,790
Accrued bonus and other employee related expenses	1,946	741
Prepaid R&D expenses	1,643	1,884
Other	285	254
Total deferred tax assets	31,752	38,606
Deferred tax liabilities
Intangible assets	2,944	—
Prepaid expenses	80	81
Fixed assets	78	—
Other	7	7
Total deferred tax liabilities	3,109	88
Valuation allowance	—	(38,518)
Net deferred tax assets	$28,643	$—

In the year ended December 31, 2016 we released a previously carried tax valuation allowance on our net deferred tax assets including net operating loss carryforwards and the tax benefit related to the exercises of stock options. Our decision to remove the valuation allowance on the Company's net deferred tax assets considered our significant income in 2016 which translated to our becoming a tax payer in 2016 and our outlook on prospective earnings and taxable income driven by Bendeka royalty and milestone revenues.
As of December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $50,060 and $3,435. The Company also had a federal and state research and development tax credit carryforwards of approximately $6,550 and $4, respectively.
The net operating loss and tax credit carryforwards will expire at various times through 2035. Section 382 of the Internal Revenue Code generally requires a corporation to limit the amount of its income in future years that can be offset by historic losses, i.e. net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change. The Company is subject to a Section 382 limitation which will not materially affect the usage of the Company's tax losses and tax credits.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 740-10, Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. This statement also requires explicit disclosure requirements about a Company’s uncertainties related to their income tax position, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. There are no such amounts recorded due to the adoption of the tax standard.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2016. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions.
The Company received approval to sell a portion of the Company's New Jersey net operating losses and tax credits as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology firms with unused net operating loss carryovers and unused research and development credits are allowed

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

to sell these benefits to other firms. The Company has participated in the Technology Business Tax Certificate Program since 2009. The most recent sales are detailed below:

During the three months ended December 31, 2014 the Company sold New Jersey state net operating loss (NJ NOL) carry forwards and tax credits totaling $12,588 and $15, respectively for net proceeds of $1,059 which is reflected as a tax benefit in the transition period. During the year ended September 30, 2014, the Company sold New Jersey state net operating loss (NJ NOL) carry forwards and tax credits totaling $25,389 and $177, respectively for net proceeds of $1,295 which is reflected as a tax benefit in fiscal year 2014. There were no sales of net operating losses during fiscal 2016 and 2015.

11. License Agreements of Development and Commercialization Rights
Development
On February 13, 2015, the Company submitted a New Drug Application or NDA to the FDA for Bendeka, which was approved by the FDA on December 7, 2015. Also, on February 13, 2015, the Company entered into the Cephalon License for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, in January 2016, received a $15 million milestone payment related to the FDA approval of Bendeka in December 2015, received $40 million related to the receipt of the J-code for Bendeka and is currently eligible to receive up to $25 million in an additional sales-based milestone payment. In addition, the Company was entitled to receive royalty payments of 20% of net sales of the product which increased to 25% on receipt of the J-code in November 2016. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon.

On October 13, 2015, the Company entered into the Teikoku Agreement to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment upon executing the agreement which was expensed and is included in research and development in the consolidated statements of operation for the year ended December 31, 2015 and an additional payment of $4,850 we capitalized (See Note 14. Acquisitions) upon FDA approval and NDA transfer to Eagle, which occurred in January 2016, and double-digit royalties on gross profits.

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
12. Asset Sales
On March 28, 2012, the Company entered into an Asset Purchase Agreement (the “Hikma APA”) with Hikma Pharmaceutical Co. LTD, or Hikma. Under the terms of the agreement, Hikma acquired exclusive U.S. rights to market diclofenac-misoprostol following regulatory approval. The Company received $3,500 upon signing the Hikma APA. This amount was included in deferred revenue until FDA approval, since it was otherwise refundable. In addition, the Company was entitled to receive another $1,000 upon regulatory approval, validation batch manufacturing with inventory released for launch, and sufficient launch inventory. Before approval, this approval milestone was to be reduced for each generic competitor that received regulatory approval

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

(excluding an "authorized generic" version of the Brand Product); however, the milestone was not to be reduced to an amount less than $500. The Company was to receive a royalty on Net Profits of the product for a period of ten years from the date of the first commercial sale of the product, with the royalty percentage varying depending upon certain events and competition.
On June 24, 2013, Hikma filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging that the Company (a) breached the Hikma APA by failing to refund the purchase price following Hikma's purported termination of the Hikma APA as a result of the Company failing to receive timely ANDA approval, and (b) intentionally failed to disclose alleged manufacturing product defects to Hikma. The Company believed that it did not fail to receive timely ANDA approval and therefore that Hikma was not entitled to (a) terminate the Hikma APA or (b) receive a refund of the purchase price. The Company also believed that it did not intentionally fail to disclose alleged manufacturing product defects to Hikma. If Hikma had prevailed on its claims, the Company could have been required to return the $3,500 purchase price plus interest, as well as other damages. The Company could not estimate the possible loss or range of loss related to the Hikma litigation beyond the $3,500 purchase price.
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
On June 30, 2014, the Company had recognized the $3,500 purchase price as revenue in other revenue as it had received FDA approval and subsequently complied with all FDA requirements. Pursuant to the in-license agreement for diclofenac-misoprostol, the Company estimated amounts due to the licensor.
On August 8, 2014, the Company settled the lawsuit with Hikma related to the Diclofenac Asset Purchase Agreement. Pursuant to the terms of the settlement the Company retained ownership of diclofenac-misoprostol including the rights to launch and commercialize the Product, and the Company will pay to Hikma a percentage of Net Profits after recovery of certain of the Company's expenses.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

13. Commitments
At December 31, 2016, the Company has purchase obligations in the amount of $16,512 which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office space under a lease agreement that expires on June 30, 2020. Rental expense was $634, $514, $68, and $277 for fiscal 2016, fiscal 2015, the transition period and fiscal 2014, respectively. The remaining future lease payments under the operating lease are $1,973 as of December 31, 2016, payable monthly through June 30, 2020 as follows:
The Company is obligated to pay Spectrum Pharmaceuticals, Inc. $4,530, which represents the base fee from the co-promotion agreement entered into on November 4, 2015 with an 18 month term.

	Total	2017	2018	2019	2020	2021	Beyond
Operating lease obligations	$1,973	564	564	564	281	—	—
Purchase obligations	$16,512	16,512	—	—	—	—	—
Spectrum base fee	$4,530	4,530	—	—	—	—	—

14. Acquisitions
Acquisition of Docetaxel-Injection, Non-Alcohol Formula
On October 13, 2015, the Company entered into the Teikoku Agreement with Teikoku to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid $4,850 upon FDA approval and NDA transfer to the Company, which occurred on January 12, 2016. The Company will also pay 25% royalties on future gross profits to Teikoku. The Company accounted for the transaction as a purchase of a business in 2016, in accordance with ASC 805 Business Combinations.

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
The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability since acquisition through December 31, 2016 which was recorded in selling, general and administrative expense in the condensed statements of operations:

Opening Balance January 12, 2016	$6,370
Changes in fair value	856
Payment of contingent consideration	(286)
Closing Balance December 31, 2016	$6,940

Total consideration of $11,220, which is comprised of the $4,850 cash paid on FDA approval and NDA transfer to the Company and the fair value of contingent consideration has been attributed to the intangible asset for Non-Alcohol Docetaxel Injection product rights.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The results of operations related to Docetaxel Non-Alcohol Injection have been included in the statements of operations from the date of acquisition. Pro forma results of operations have not been presented because the effect of Docetaxel Non-Alcohol Injection was not material. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $3,912 and a net loss of $9,422 in the twelve months ended December 31, 2016. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition.

Eagle Biologics Acquisition
On November 16, 2016 the Company entered into an agreement to acquire Arsia Therapeutics (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, we paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges in the large molecules space.

The acquisition was accounted for as a business combination in accordance with ASC 805 which requires the assets acquired and liabilities assumed from Eagle Biologics were recorded as the acquisition date at their respective fair values. Eagle Biologics’ results of operations are included in the financial statements from the date of acquisition.

For the year ended December 31, 2016, the Company has recognized revenue and net loss for Eagle Biologics subsequent to the closing on November 16, 2016, in the amount of $0.04 million and $0.08 million respectively.

Eagle Biologics’ platform technology enables subcutaneous administration of high-dose biologics through improved formulation. Eagle Biologics has developed early-stage partnerships with major pharmaceutical companies to apply its technology to their biosimilar molecules, create subcutaneous versions of currently-marketed IV products and produce high-concentration formulations of clinical candidates. In addition to acquiring the technology platform, the Company plans to establish a Biologics Innovation Center in Kendall Square in Cambridge, Massachusetts.

The following table summarizes the consideration transferred to acquire Eagle Biologics at the date of acquisition:

The aggregate consideration consisted of:	Preliminary fair value
Cash consideration paid	$27,209
Common stock issued (i)	3,046
Fair value of contingent consideration payable to seller(long term) (ii)	16,100
Total consideration	$46,355

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Estimated fair value of assets acquired:
Cash and cash equivalents	$349
Accounts receivable	8
Prepaid expenses and other current assets	55
Property and equipment	162
Developed technology (iii)	8,100
Total identifiable assets	8,674

Estimated fair value of liabilities assumed:
Accounts payable	191
Deferred income tax liability, net (iv)	1,473
Accrued expenses	398
Total liabilities assumed	2,062

Net assets acquired	6,612

Goodwill (v)	39,743

Total purchase price	$46,355

(i)
Under the stock purchase agreement, the number of common shares to be issued to the seller is equal to $2.7 million divided by the average of the closing day price per share for the thirty (30) trading days prior to the Closing Date. The average price of the common stock of 30 days prior to closing was $68.18. Accordingly, the number of common stock to be issued to the seller was determined at 40,200 shares ($2.7 million/$68.18 per share). The fair value of the common stock issued was determined based on the closing price of Eagle’s common stock on November 16, 2016.

(ii)
Under the stock purchase agreement, the contingent consideration includes four separate milestone payments which could aggregate to a total of $48 million payable to the seller upon achievement of certain clinical, regulatory and development milestones. These milestone payments are also subject to acceleration under certain circumstances described in the Purchase Agreement. In accordance with the provisions of ASC 805-30-25-5, each unit of contingent consideration is recognized at the acquisition date fair value. The acquisition date fair value of the contingent consideration is $16.1 million and has been classified as other liabilities within non-current liabilities. Such fair values are determined based on a probabilistic model with weights assigned on the likelihood of the Company achieving the clinical, regulatory and development milestones as well as acceleration event in the future. Each unit of contingent consideration is classified as a liability in the balance sheet and would be subsequently measured at fair value on each reporting date. Any future change in fair would be recognized in the statement of operations.

(iii)
The fair value of developed technology is determined primarily using the “cost method”. The cost method is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation analysis.

The core technology intangible assets represent developed technology, which we refer to as excipient library, which may be used to improve current and future drug deliveries and have a finite useful lives. These assets are expected to be on a straight line basis over 5 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, that differ from the estimates, or if the above

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

scope of intangible assets is modified. The final valuation is expected to be completed within 12 months from the completion of the acquisition.

(iv)	The net deferred income tax liability of $1.5 million primarily relates to the developed technology intangible assets, net of acquired net operating losses.

(v)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration expected to be transferred and the values assigned to the assets acquired. Goodwill is not amortized but tested for impairment on an annual basis or when indications for impairment exists. Goodwill is not deductible for tax purposes.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability since acquisition through December 31, 2016 which was recorded in selling, general and administrative expense in the condensed statements of operations:

Opening Balance November 16, 2016	$16,100
Changes in fair value	101
Payment of contingent consideration	—
Closing Balance December 31, 2016	$16,201

Supplemental Pro forma financial information (unaudited)
The following unaudited pro forma combined results of operations presents the Company’s financial results as if the acquisition of Eagle Biologics had been completed on January 1, 2015, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that we would have recognized had we completed the transaction on January 1, 2015. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

	December 31,	December 31,
	2016	2015
Total revenue	$193,050	$67,117
Net income	75,410	608
Pro forma net income per common share
Basic	$4.85	$0.04
Diluted	$4.59	$0.04

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the acquisition and factually supportable. The unaudited pro forma consolidated results include historical revenues and expenses of assets acquired in the acquisition with the following adjustments:

•	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;

•	Eliminate transaction costs and non-recurring charges directly related to the acquisition that were included in the historical results of operations for Eagle

•
Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible asset and recognize income tax expense on elimination of transaction costs using a marginal rate of 36%.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Non-recurring transactions costs of $0.7 million related to the acquisition for the year ended December 31, 2016 are included in the consolidated statement of operations in selling, general and administrative expenses; these non-recurring transaction costs are excluded from the pro forma results in the above table.

15. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		December 31, 2016			December 31, 2015
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Docetaxel product rights	18	$11,220	$(571)	$10,649	$—	$—	$—
Ryanodex intangible	20	$15,000	$(174)	$14,826
Developed technology	5	$8,100	$(203)	$7,897
Total		$34,320	$(948)	$33,372	$—	$—	$—

Amortization expense amounted to $948, $0, $0, and $0, for fiscal 2016, fiscal 2015, the transition period, and fiscal 2014, respectively.

Based on definite-lived intangible assets recorded as of December 31, 2016, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2017	$2,846
2018	3,021
2019	3,143
2020	3,289
2021	3,246
All other	17,827
Total estimated amortization expense	$33,372

16. Legal Proceedings
Medicines Company v. Eagle
On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint in the U.S. District Court for the District of New Jersey against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (the “Bivalirudin Product”). The Complaint seeks statutory, contractual and equitable damages growing out of the Company’s filing for approval with the FDA an NDA for its RTU bivalirudin product. MDCO amended that complaint in April of 2016. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing the Bivalirudin Product, and that the Company's Bivalirudin Product infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims exists under the LDA. The Company filed a motion for summary judgment in October 2016. The Company continues to dispute the allegations made by MDCO and believes it has meritorious defenses to all of MDCO’s claims. Fact discovery is ongoing and closes in December 2017, with expert discovery closing in April 2018.
Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and expect oral argument in mid 2017.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleges the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the New Drug Application submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants’ filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants’ filed their reply on March 1, 2017 and expect the court to decide the motion based on the papers unless otherwise notified by the court.
In Re: Taxotere (Docetaxel)
On February 1, 2017, the Company was named, among various other manufacturers, in three product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 2740 (Civil Action No 2:17-cv-0085). The claims are for personal injuries allegedly arising out of the use of docetaxel. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

17. Selected Quarterly Financial Data - Unaudited
A summary of quarterly financial information for fiscal 2016 and fiscal 2015 is as follows:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Fiscal Year 2016
	2016	2016	2016	2016
	(in thousands except share and per share amounts)
Revenue	$29,591	$40,918	$37,833	$81,140	$189,482
Income from operations	$(897)	$13,656	$12,308	$28,284	$53,351
Net income attributable to common stockholders	$(896)	$13,099	$11,952	$57,298	$81,453
Income per share attributable to common stockholders- basic	$(0.06)	$0.84	$0.77	$3.75	$5.24
Income per share attributable to common stockholders- diluted	$(0.06)	$0.80	$0.73	$3.52	$4.96

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Fiscal Year 2015
	2015	2015	2015	2015
	(in thousands except share and per share amounts)
Revenue	$36,309	$6,002	$5,736	$18,180	$66,227
Income (Loss) from operations	$20,090	$(8,335)	$(10,388)	$1,193	$2,560
Net income (loss) attributable to common stockholders	$19,697	$(8,177)	$(10,167)	$1,218	$2,571
Income (loss) per share attributable to common stockholders- basic	$1.38	$(0.53)	$(0.65)	$0.08	$0.17
Income (loss) per share attributable to common stockholders- diluted	$1.31	$(0.53)	$(0.65)	$0.07	$0.16

18. Subsequent Events
On January 26, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (“Agent”) and the lenders party thereto. The Credit Agreement provides for a three-year $50 million revolving credit facility (the “Credit Facility”), none of which was drawn at closing. The Credit Facility includes a $5 million letter of credit subfacility.  The Company expects to use future loans under the Credit Facility, if any, for working capital needs and for general corporate purposes. Loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.50% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.50% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Credit Facility at a rate ranging from 0.35% to 0.40% based upon the total net leverage ratio. The Company is permitted to terminate or reduce the revolving commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments. The Company is not required to make mandatory prepayments of outstanding indebtedness under the Credit Agreement other than in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Credit Facility exceed the aggregate commitment of all lenders under the Credit Facility.
Under the terms of the Cephalon License, the Company is entitled to receive a $25 million milestone payment when Teva reaches $500 million in cumulative net sales. In the first quarter of 2017, this milestone has been achieved and we expect to record this as revenue, accordingly.