Form 10-Q
period 2017-03-31
EAGLE PHARMACEUTICALS, INC.
filed 2017-05-08
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of May 3, 2017: 15,298,206 shares.

NOTE REGARDING COMPANY REFERENCES

References to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,710	$52,820
Accounts receivable, net	84,742	42,194
Inventories	3,015	2,739
Prepaid expenses and other current assets	8,105	11,357
Total current assets	123,572	109,110
Property and equipment, net	3,796	3,316
Intangible assets, net	32,660	33,372
Goodwill	39,743	39,743
Deferred tax asset, net	24,431	28,643
Other assets	618	136
Total assets	$224,820	$214,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,027	$14,716
Accrued expenses	15,399	25,237
Current portion of contingent consideration	1,012	1,012
Total current liabilities	35,438	40,965
Contingent consideration, less current portion	22,555	22,129
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,007,789 and 15,890,862 issued as of March 31, 2017 and December 31, 2016, respectively	16	16
Additional paid in capital	220,202	213,872
Accumulated deficit	(2,735)	(25,659)
Treasury stock, at cost, 755,983 and 566,838 shares as of March 31, 2017 and December 31, 2016	(50,656)	(37,003)
Total stockholders' equity	166,827	151,226
Total liabilities and stockholders' equity	$224,820	$214,320
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue:
Product sales	$15,286	$14,122
Royalty revenue	36,507	9,469
License and other revenue	25,000	6,000
Total revenue	76,793	29,591
Operating expenses:
Cost of product sales	10,765	12,767
Cost of royalty revenue	7,229	1,822
Research and development	7,525	5,521
Selling, general and administrative	18,578	12,128
Gain on sale of asset	—	(1,750)
Total operating expenses	44,097	30,488
Income (Loss) from operations	32,696	(897)
Interest income	3	21
Interest expense	(27)	(1)
Total other (expense) income	(24)	20
Income (Loss) before income tax provision	32,672	(877)
Income tax provision	(9,748)	(19)
Net Income (Loss)	$22,924	$(896)
Earnings per share attributable to common stockholders:
Basic	$1.50	$(0.06)
Diluted	$1.42	$(0.06)
Weighted average number of common shares outstanding:
Basic	15,257,892	15,636,387
Diluted	16,165,361	15,636,387
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2016	15,891	16	$213,872	$(37,003)	$(25,659)	$151,226
Stock-based compensation expense	—	—	4,193	—	—	4,193
Issuance of common stock upon exercise of stock option grants	117	—	2,137	—	—	2,137
Common stock repurchases	—	—	—	(13,653)	—	(13,653)
Net income	—	—	—		22,924	22,924
Balance at March 31, 2017	16,008	$16	$220,202	$(50,656)	$(2,735)	$166,827

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$22,924	$(896)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income taxes	4,212	—
Depreciation expense	196	140
Amortization of intangible assets	712	104
Stock-based compensation	4,193	2,869
Change in fair value of contingent consideration	426	159
Gain on sale of diclofenac-misoprostol	—	(1,750)
Interest expense	27	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(42,548)	(259)
(Increase) decrease in inventories	(276)	7,281
Decrease (increase) in prepaid expenses and other current assets	3,252	(183)
(Increase) decrease in other assets	(27)	49
Increase in accounts payable	4,311	6,438
Decrease in deferred revenue	—	(6,000)
Decrease in accrued expenses and other liabilities	(9,838)	(4,844)
Net cash (used in) provided by operating activities	(12,436)	3,108
Cash flows from investing activities:
Purchase of property and equipment	(676)	(804)
Purchase of short term investments	—	(62,000)
Maturities of short term investments	—	62,000
Payment for business acquisition	—	(4,850)
Proceeds from sale of diclofenac-misoprostol	—	1,750
Net cash used in investing activities	(676)	(3,904)
Cash flows from financing activities:
Proceeds from common stock option exercise	2,137	—
Payment of debt financing costs	(482)	—
Repurchases of common stock	(13,653)	—
Net cash used in financing activities	(11,998)	—
Net decrease in cash	(25,110)	(796)
Cash and cash equivalents at beginning of period	52,820	79,083
Cash and cash equivalents at end of period	$27,710	$78,287
Supplemental disclosures of cash flow information:
Non-cash financing activities
Contingent consideration - business acquisition	$—	$6,370

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017. Unless otherwise indicated or required by context, reference throughout to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. (the Company, or Eagle, or we) is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) NDA regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved, injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has five products currently being sold in the United States under various license agreements in place with commercial partners, including a ready-to-use formulation of Argatroban, Ryanodex®(dantrolene sodium) ("Ryanodex"), diclofenac-misoprostol and docetaxel injection, non-alcohol formulation ("Non-Alcohol Docetaxel Injection") and rapidly infused bendamustine RTD ("Bendeka"). The Company has a number of products currently under development and certain products may be subject to license agreements.
On February 13, 2015, the Company submitted a New Drug Application or NDA to the FDA for Bendeka, which was approved by the FDA on December 7, 2015. Also, on February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to Bendeka for treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with non-Hodgkin’s lymphoma (“NHL”). Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, in January 2016, received a $15 million milestone payment related to the FDA approval of Bendeka in December 2015, received $40 million in November 2016 related to the receipt of a unique, product-specific billing code, J-code J9034 (the J-Code), for Bendeka and earned $25 million in March 2017 for an additional sales-based milestone payment. In addition, the Company is entitled to receive royalty payments of 20% of net sales of the product, which increased to 25% on receipt of the J-Code. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

of income from the date of acquisition. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition. See Note 4. Acquisitions.

On November 4, 2015, the Company entered into a Co-Promotion Agreement (the "Spectrum Agreement") with Spectrum Pharmaceuticals, Inc. ("Spectrum") under which Spectrum agreed to dedicate 80% of its 32-person Corporate Accounts Sales Team's time to selling and marketing one of our products through June 2017. We have the right to extend the initial term of this agreement by six months to December 31, 2017 at our sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension. In preparation for near-term product launches, we are building an internal commercial team anticipated to consist of approximately 50 direct sales representatives, support staff and management who will be a part of our independent commercial organization.
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
On August 3, 2016, the Company amended our agreement with Lyotropic Therapeutics, Inc. to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $15.0 million, which we recorded as an intangible asset (see Note 7 Intangible assets, net).
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. We repurchased 189,145 shares of common stock for $13.7 million during the first quarter of 2017, and a total of 566,838 for $37.0 million in the year ended December 31, 2016.
During the quarter-ended September 30, 2016, the Company entered into an amendment to the Cephalon license and supply agreements for Bendeka. The amendment expands the geographical scope of the rights granted under the original agreement to include territories outside the US and Canada. In accordance with this agreement, the Company recorded $1.75 million in license and other revenue on the condensed consolidated statements of operations. The Company is also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, and royalties on future sales.
On November 2, 2016, the Company announced that the Centers for Medicare and Medicaid Services (CMS) established the J-Code for Bendeka. The J-Code became effective on January 1, 2017. The new J-Code provides reimbursement coding clarity to outpatient facilities and physicians that administer Bendeka, facilitating access for patients and Medicare, Medicaid and commercial insurance reimbursement. Under the terms of the Cephalon License, the Company received a $40 million milestone payment upon receipt of the J-Code in the fourth quarter of 2016, which we recorded in License and other revenue in the statement of operations for the year ended December 31, 2016. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.
On November 16, 2016 the Company entered into an agreement to acquire Arsia Therapeutics (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, we paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges in the large molecules space (see Note 4. Acquisitions).

On January 2, 2017, in connection with his appointment as President and Chief Commercial Officer of the Company, David Pernock resigned from the board of directors.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

On March 16, 2017, we announced that Richard A. Edlin, Vice Chair, Chair of the Litigation Practice in New York and member of the Executive Committee of the law firm Greenberg Traurig, LLP, joined Eagle’s board of directors, effective as of March 17, 2017.

During the quarter-ended March 31, 2017, under the terms of the Cephalon License, the Company earned a $25 million milestone payment as Teva reached $500 million in cumulative net sales of Bendeka included in license and other revenue on the condensed consolidated statements of operations.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The fair value of interest-bearing cash, cash equivalents, short term investments, accounts receivable and accounts payable approximate fair value due to their life being short term in nature, and are classified as Level 1 for all periods presented.
The fair value of the contingent consideration/accrued royalty is classified as Level 3 for the period presented.
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
Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell Argatroban and Bendeka. The Company's customers for Argatroban are its commercial and licensing partners, therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements. The Company received a $30 million upfront payment during February 2015 and earned a $15 million milestone payment received in January 2016 upon product approval in December 2015 under the terms of

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

the Cephalon License- See "revenue recognition" below for more detail. The Company received a $40 million milestone payment in December 2016 upon receipt of the J-Code and received $25 million in March 2017 for a sales-based milestone payment. Additionally, the J-Code receipt triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended March 31,
	2017	2016
Net revenues
The Medicines Company/Chiesi USA, Inc.	4%	6%
Sandoz, Inc.	1%	2%
Cephalon, Inc. (Teva) - See Revenue Recognition	87%	61%
Par Pharmaceutical, Inc. - See Note 10	—%	20%
Other	8%	11%
	100%	100%

	March 31,	December 31,
	2017	2016
Accounts receivable
The Medicines Company/Chiesi USA, Inc.	2%	3%
Sandoz, Inc.	3%	8%
Cephalon, Inc. (Teva)	83%	74%
Other	12%	15%
	100%	100%
Currently, for Argatroban and Bendeka, the Company uses one vendor as its sole source supplier. Because of the unique equipment and process for manufacturing, transferring manufacturing activities to an alternate supplier would be a time consuming and costly endeavor, and there are only a limited number of manufacturers that are capable of performing this function for the Company.
Inventory
Inventory is recorded at the lower of cost or market, with cost determined on a first-in first-out basis. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. In most instances, inventory is shipped from the Company's vendor directly to the Company's customers.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

or services performed. Recoveries of previously recognized R&D expenses from third parties are recorded as a reduction to R&D expense in the period it becomes realizable.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $5,936 and $2,404 for the three months ended March 31, 2017 and 2016, respectively.
Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  Since our inception, we have incurred substantial cumulative losses and through the third quarter of 2016 we recorded a full valuation allowance against our net deferred tax assets which was largely made up of our net operating loss carryforward. In the fourth quarter of 2016, the Company reversed the reserve on its net deferred tax asset (See Note 11 - Income Taxes). ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

License and other revenue — The Company analyzes each element of its licensing agreements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract.
When a sale combines multiple elements upon performance of multiple services, the Company allocates revenue for transactions that include multiple elements to each unit of accounting which is a deliverable or combination of deliverables under the arrangement that has stand-alone value to the counter-party based on its relative selling price, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The Company follows the selling price hierarchy as outlined in the guidance Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements. The guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”) if available and when VSOE is not available, and (iii) best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available. The Company uses BESP to determine the stand-alone selling price for such deliverables. The Company has an established process for developing BESP, which incorporates pricing practices, historical selling prices, the effect of market conditions as well as entity-specific factors. Estimated selling price is monitored and evaluated on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a milestone payment of $15 million for regulatory approval, received $40 million milestone upon receipt of the J-Code and received $25 million in an additional sales based milestone payment for reaching $500 million in net product sales of Bendeka. In 2015, the $30 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in the first quarter of 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing an NDA, on February 13, 2015, and the remaining obligations were estimated to require minimal effort. On December 7, 2015, the FDA approved Bendeka (50 mL bendamustine hydrochloride) marking the achievement of a milestone which entitled the Company to a $15 million payment which was received in January 2016. The Company received a $40 million milestone payment in November 2016 upon receipt of the unique J-Code. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales. In March 2017, the Company received a $25 million sales-based milestone payment for reaching $500 million in net product sales.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value provisions of ASC 718, Compensation - Stock Compensation that requires the recognition of compensation expense, using a fair-value based method, for costs related to all

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

stock-based payments including stock options and restricted stock. This topic requires companies to estimate the fair value of the stock-based awards on the date of grant for options issued to employees and directors and record expense over the employees service periods, which are generally the vesting period of the equity awards. Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest. There are customary limitations on the sale or transfer of the stock.
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
The anti-dilutive common shares equivalents outstanding at the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Options	1,522,317	2,510,702
Total	1,522,317	2,510,702

The following table sets forth the computation for basic and diluted net income (loss) per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Numerator
Numerator for basic and diluted earnings per share-net income (loss)	$22,924	$(896)
Denominator
Basic weighted average common shares outstanding	15,257,892	15,636,387
Dilutive effect of stock options	907,469	—
Diluted weighted average common shares outstanding	16,165,361	15,636,387
Basic net income (loss) per share
Basic net income (loss) per share	$1.50	$(0.06)
Diluted net income (loss) per share
Diluted net income (loss) per share	$1.42	$(0.06)

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

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
In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. The guidance must be adopted on a prospective basis. We do not expect this guidance to have an impact on our consolidated financial statements.
In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The guidance must be adopted on a prospective basis. We will consider the guidance for future transactions.
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
The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability since acquisition through March 31, 2017 which was recorded in selling, general and administrative expense in the condensed consolidated statements of operations:

Opening Balance January 12, 2016	$6,370
Changes in fair value	1,082
Payment of contingent consideration	(286)
Closing Balance March 31, 2017	$7,166

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Total consideration of $11,220, which is comprised of the $4,850 cash paid on FDA approval and NDA transfer to the Company and the fair value of contingent consideration has been attributed to the intangible asset for Non-Alcohol Docetaxel Injection product rights.

The results of operations related to Non-Alcohol Docetaxel Injection have been included in the statements of operations from the date of acquisition. Pro forma results of operations have not been presented because the effect of Non-Alcohol Docetaxel Injection was not material. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $1,432 and a net loss of $2,503 in the three months ended March 31, 2017. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation analysis.

The core technology intangible assets represent developed technology, which we refer to as excipient library, which may be used to improve current and future drug deliveries and have a finite useful lives. These assets are expected to be on a straight line basis over 5 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, that differ from the estimates, or if the above scope of intangible assets is modified. The final valuation is expected to be completed within 12 months from the completion of the acquisition.

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

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability since acquisition through March 31, 2017 which was recorded in selling, general and administrative expense in the condensed statements of operations:

Opening Balance November 16, 2016	$16,100
Changes in fair value	301
Payment of contingent consideration	—
Closing Balance March 31, 2017	$16,401

Non-recurring transactions costs of $0.7 million related to the acquisition for the year ended December 31, 2016 are included in the consolidated statement of operations in selling, general and administrative expenses; these non-recurring transaction costs are excluded from the pro forma results in the above table.

5. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Raw material	$1,862	$1,131
Work in process	—	900
Finished products	1,153	708
	$3,015	$2,739

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2017	2016
Advances to commercial manufacturers	$5,036	$7,600
Prepaid FDA user fee	1,062	1,592
Prepaid insurance	792	135
Prepaid income taxes	—	1,654
All other	1,215	376
Total Prepaid expenses and other current assets	$8,105	$11,357
Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Royalties payable to commercial partners	$6,989	$9,068
Accrued research & development	1,816	3,528
Accrued professional fees	1,504	2,094
Accrued salary and other compensation	2,024	6,003
Accrued product costs	2,154	2,856
Accrued other	912	1,688
Total Accrued expenses	$15,399	$25,237

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

7. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		March 31, 2017			December 31, 2016
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Docetaxel product rights	18	$11,220	$(727)	$10,493	$11,220	$(571)	$10,649
Ryanodex intangible	20	15,000	(325)	14,675	15,000	(174)	14,826
Developed technology	5	8,100	(608)	7,492	8,100	(203)	7,897
Total		$34,320	$(1,660)	$32,660	$34,320	$(948)	$33,372
Amortization expense was $712 and $104 for the three months ended March 31, 2017 and 2016, respectively.
Based on definite-lived intangible assets recorded as of March 31, 2017, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2017 (remainder)	$2,134
2018	3,021
2019	3,143
2020	3,289
2021	3,246
All other	17,827
Total estimated amortization expense	$32,660

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
We repurchased the following shares of common stock with cash resources during the three months ended March 31, 2017:

Shares of common stock repurchased	189,145
Value of common stock repurchased	$13,653

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

In December 2007, the Company's board of directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's board of directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, and as of such amendment, the Company has reserved and made available 2,048,812 shares of common stock for issuance under the 2014 Plan.
The fair value of stock options granted to employees, directors, and consultants was estimated using the following assumptions:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.91% - 2.42%	1.29% - 1.90%
Volatility	37.27%	31.31%
Expected term (in years)	5.50 - 7.00 years	5.50 - 7.00 years
Expected dividend yield	0.0%	0.0%

The Company recognized share-based compensation in its statements of operations for the three months ended March 31, 2017 and 2016 as follows:

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative	$3,132	$2,162
Research and development	1,061	707
Total	$4,193	$2,869

9. Commitments
At March 31, 2017, the Company has purchase obligations in the amount of $20,948 which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office space under a lease agreement that expires on June 30, 2020. Rental expense was $162 and $162 for the three months ended March 31, 2017 and 2016, respectively. The future lease payments under the operating lease are $1,832 as of March 31, 2017, payable monthly through June 30, 2020.
The Company is obligated to pay Spectrum Pharmaceuticals, Inc. $2,265, which represents the base fee from the co-promotion agreement entered into on November 4, 2015 with an 18 month term.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Total	2017	2018	2019	2020	2021	Beyond
Operating lease obligations	$1,832	423	564	564	281	—	—
Purchase obligations	$20,948	20,948	—	—	—	—	—
Spectrum base fee	$2,265	2,265	—	—	—	—	—

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

11. Income Taxes

	Three months ended
	March 31,	March 31,
	2017	2016
Provision for income taxes	$9,748	$19
Effective tax rate	30%	(2)%

The effective tax rate for the three months ended March 31, 2017 reflects the tax benefit of stock option exercises in the period and credits for research and development activity. During the three months ended March 31, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability.
Deferred income tax assets at March 31, 2017 consist of temporary differences primarily related to net operating loss carryforwards, stock based compensation, and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company has no amount recorded for any unrecognized tax benefits as of March 31, 2017. The Company regularly evaluates its tax positions for additional

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

12. Legal Proceedings
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
Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleges the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the New Drug Application submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants’ filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants’ filed their reply on March 1, 2017 and expect the court to decide the motion based on the filed motions unless otherwise notified by the court.
In Re: Taxotere (Docetaxel)
On February 1, 2017, the Company was named as a defendant, among various other manufacturers, in several product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 2740 (Civil Action No 2:16 md-2740). The claims are for personal injuries allegedly arising out of the use of docetaxel.  The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

In March 2017, the Company reached agreements in principle with the Plaintiffs’ Steering Committee in this matter to voluntarily dismiss the Company from all of the law suits in which it was named and from the master complaint. The Company is in the process of working with the other parties in this matter to have it removed from the Multidistrict litigation entirely.  As part of the agreement, in the event a case is brought in the future with facts that justify the Company’s inclusion, the plaintiffs reserved the right to include the Company in such matter.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017. Unless otherwise indicated or required by context, reference throughout to "Eagle", the "Company", "we", "our", or "us" refer to financial information and transactions of Eagle Pharmaceuticals, Inc.
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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017, as updated in our Quarterly Reports on Form 10-Q subsequently filed during the current fiscal year, including this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview
Our business model is to develop proprietary innovations to FDA-approved, injectable drugs that offer commercial and/or functional advantages to currently available alternatives. We have historically been, and will continue to primarily be, focused on developing and commercializing injectable drugs, primarily in the critical care and oncology areas, using the United States Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. With our addition of Eagle Biologics, we hope to apply our proven market strategy to offer “biobetter” formulations, and to rapidly develop novel biologic products under the pathway provided by the Biologics Price & Competition Act. In addition, we plan to continue to market and/or commercialize our products through marketing partners and/or through our growing internal direct sales force.

Our product portfolio now includes four approved products: Argatroban, Ryanodex® (dantrolene sodium) (“Ryanodex”), docetaxel injection, non-alcohol formulation (“Non-Alcohol Docetaxel Injection”), and rapidly infused bendamustine RTD (“Bendeka”). We have three commercial partners: Teva Pharmaceutical Industries Ltd. ("Teva"), which through its subsidiary Cephalon, Inc.

("Cephalon"), markets Bendeka® and Chiesi USA, Inc. ("Chiesi") and Sandoz Inc. (“Sandoz”), who pursuant to separate agreements market Argatroban. Bendeka was commercially launched by Teva in January 2016.

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

On July 11, 2016, the FDA determined that no additional human safety and efficacy data is required for the submission of EP-4104 for EHS. Following the completion of additional animal studies, we submitted the NDA on January 20, 2017.

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

During the quarter-ended September 30, 2016, we entered into an amendment to that certain Exclusive License Agreement originally entered into with Cephalon, Inc. (the "Cephalon License") and the related supply agreements for Bendeka. Prior to such amendment (and as consented to by Eagle), Cephalon, Inc. (“Cephalon”) assigned to TPIG all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which Eagle and TPIG are now parties. The amendment expands the geographical scope of the rights granted under the original agreement to include certain territories outside the US and Canada. In accordance with this amendment, we recorded $1.75 million in license and other revenue in the consolidated statements of operations for the year-ended December 31, 2016. We are also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, as well as royalties on future sales.

On November 2, 2016, the Centers for Medicare and Medicaid Services (CMS) established a unique, product-specific billing code, J-code J9034 (the “J-Code”), for Bendeka. The J-Code became effective on January 1, 2017. The new J-Code provides reimbursement coding clarity to outpatient facilities and physicians that administer Bendeka, facilitating access for patients and Medicare, Medicaid and commercial insurance reimbursement. Under the terms of the Cephalon License, the Company received a $40 million milestone in the fourth quarter of 2016 in connection with the receipt of the J-Code for Bendeka and in Q1 of 2017, Bendeka reached $500 million in cumulative net sales, triggering an additional $25 million sales-based milestone payment. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.

On November 16, 2016, the Company entered into a stock purchase agreement to acquire Arsia Therapeutics, Inc. (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. Under the terms of the stock purchase agreement, at closing Eagle paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million. Eagle also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges with large molecules products.

On January 2, 2017, in connection with his appointment as President and Chief Commercial Officer of the Company, David Pernock resigned from the board of directors.

On January 26, 2017, the Company, entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”) and the lenders party thereto. The Credit Agreement provides for a three-year $50 million revolving credit facility (the “Credit Facility”), none of which was drawn at closing. The Credit Facility includes a $5 million letter of credit subfacility.  The Company expects to use future loans under the Credit Facility, if any, for working capital needs and for general corporate purposes. Additional information is included in Note 2, “Organization and Business Activities,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

On March 16, 2017, we announced that Richard A. Edlin, Vice Chair, Chair of the Litigation Practice in New York and member of the Executive Committee of the law firm Greenberg Traurig, LLP, joined Eagle’s board of directors, effective as of March 17, 2017.

During the quarter-ended March 31, 2017, under the terms of the Cephalon License, the Company earned a $25 million milestone payment as Teva reached $500 million in cumulative net sales of Bendeka included in license and other revenue on the condensed consolidated statements of operations.

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
The primary factors that determine our revenues derived from Bendeka are:

•	the level of orders submitted by our commercial partner, Teva;

•	the rate at which Teva can convert the current market to Bendeka;

•	the level of institutional demand for Bendeka;

•	unit sales prices charged by our commercial partner, net of any sales reserves; and

•	the level of orders submitted by wholesalers, hospitals and surgery centers.
The primary factors that may determine our revenues derived from Argatroban are:

•	the level of orders submitted by our commercial partners, Sandoz and Chiesi;

•	the level of institutional demand for Argatroban; and

•	unit sales prices charged by our commercial partners, net of any sales reserves.
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

Results of Operations
Comparison of Three Months Ended March 31, 2017 and 2016
Revenues

	Three Months Ended March 31,		Increase
	2017	2016
	(in thousands)
Product sales	$15,286	$14,122	$1,164
Royalty revenue	36,507	9,469	27,038
License and other revenue	25,000	6,000	19,000
Total revenue	$76,793	$29,591	$47,202
Total revenue increased $47.2 million in the three months ended March 31, 2017 to $76.8 million as compared to $29.6 million in the three months ended March 31, 2016.
Product sales increased $1.2 million in the three months ended March 31, 2017 primarily driven by increases in product sales of Ryanodex of $2.5 million, Argatroban of $0.8 million, and Non-Alcohol Docetaxel Injection (launched in February 2016) of $0.6 million. These increases were partially offset by a decrease of $2.6 million in net product sales of Bendeka (launched in January 2016).

Royalty revenue increased $27.0 million in the three months ended March 31, 2017 to $36.5 million as compared to $9.5 million in the three months ended March 31, 2016, primarily as a result of royalties on Teva sales since the Bendeka launch in January 2016.
License and other revenue increased for the three months ended March 31, 2017 as we realized a $25.0 million milestone under the Cephalon agreement related to Teva reaching $500 million in cumulative net sales of Bendeka. License and other revenue for the three months ended March 31, 2016 was comprised of $6.0 million earned from an asset sale in fiscal 2010 that was previously recorded as deferred revenue.
Cost of Revenue

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
	(in thousands)
Cost of product sales	$10,765	$12,767	$(2,002)
Cost of royalty revenue	7,229	1,822	5,407
Total cost of revenue	$17,994	$14,589	$3,405
Cost of revenue increased by $3.4 million to $18.0 million in the three months ended March 31, 2017 as compared to $14.6 million in the three months ended March 31, 2016.

Cost of product sales decreased $2.0 million in the three months ended March 31, 2017 to $10.8 million as compared to $12.8 million in the three months ended March 31, 2016, primarily as a result of decreased products sales of Bendeka, offset by increases in product sales of Non-Alcohol Docetaxel Injection and Argatroban.

Cost of royalty revenue increased $5.4 million in the three months ended March 31, 2017 to $7.2 million as compared to $1.8 million in the three months ended March 31, 2016, primarily as a result of the cost of product royalty for Bendeka and Argatroban.

Research and Development

	Three Months Ended March 31,		Increase
	2017	2016
	(in thousands)
Research and development	$7,525	$5,521	$2,004
Research and development expenses increased $2.0 million in the three months ended March 31, 2017 to $7.5 million as compared to $5.5 million in the three months ended March 31, 2016. The increase resulted from an increase in project spending for fulvestrant, EP-4104, certain other projects and an increase in salary and other personnel-related expenses due to increased headcount. These increases were partially offset by a decrease in project spending for EP-6101 (bivalirudin).

Selling, General and Administrative

	Three Months Ended March 31,		Increase
	2017	2016
	(in thousands)
Selling, general and administrative	$18,578	$12,128	$6,450

Selling, general and administrative expenses increased $6.5 million in the three months ended March 31, 2017 to $18.6 million as compared to $12.1 million in the three months ended March 31, 2016. This increase is principally related to a $2.7 million increase in salary and personnel related expenses, including stock based compensation expense, as we build out areas to support the growing needs of the business and sales force, $3.5 million increase in sales and marketing expenses as we prepare for the launch of Ryanodex for exertional heat stroke in the second half of 2017, and $0.8 million expense in 2017 for amortization of the definite-lived intangible asset acquired in the Eagle Biologics acquisition and re-measurement of contingent consideration for the acquisitions of Non-Alcohol Docetaxel Injection and Eagle Biologics. These increases were partially offset by a decrease of $1.2 million in legal fees.

Other Income (Expense)

	Three Months Ended March 31,		Decrease
	2017	2016
	(in thousands)
Interest income	$3	$21	$(18)
Interest expense	(27)	(1)	(26)
Total other income (expense), net	$(24)	$20	$(44)
Interest expense increased in the three months ended March 31, 2017 related to the amortization of debt issuance costs.
Provision for Income Taxes

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Provision for income taxes	$9,748	$19
Effective tax rate	30%	(2)%
The provision for income taxes was based on the applicable federal and state tax rates for those periods.  For periods with a loss before benefit for income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate. For periods with income before provision for income taxes, favorable tax items result in an decrease in the effective tax rate, while, unfavorable tax items result in an increase in the effective tax rate. The effective tax rate for the three months ended March 31, 2017 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity. During the three months ended March 31, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability (see Note to Condensed Consolidated Financial Statements - Note 11- “Income Taxes”).

Net Income (Loss)
Net income for the three months ended March 31, 2017 was $22.9 million as compared to a net loss of $0.9 million in the three months ended March 31, 2016, as a result of the factors discussed above.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through public offerings of common stock, private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $27.7 million and $78.3 million as of March 31, 2017 and March 31, 2016, respectively.

For the three months ended March 31, 2017, we realized net income of $22.9 million. As of March 31, 2017, we had a working capital surplus of $88.1 million. For the three months ended March 31, 2016, we realized a net loss of $0.9 million. We have incurred significant losses from our inception in January 2007 until the time we recently became profitable, and have accumulated a deficit of $2.7 million as of March 31, 2017.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
The Company expects to use future loans, if any, under the Credit Facility (described above under "Recent Developments"), for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash used in operating activities for the three months ended March 31, 2017 was $12.4 million. Net income for the period was $22.9 million offset by non-cash adjustments of approximately $9.8 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and change in fair value of contingent consideration. Net changes in working capital decreased cash from operating activities by approximately $45.1 million, due to an increase in accounts receivable of $42.6 million, an increase in inventories of $0.3 million, an increase in accounts payable of $4.3 million, a decrease in prepaid expenses and other current assets of $3.3 million and a decrease in accrued expenses and other liabilities of $9.8 million. The total amount of accounts receivable at March 31, 2017 was approximately $84.7 million, which included approximately $23.2 million of product sales and $61.5 million of royalty and milestone income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
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
Investing Activities:
In the three months ended March 31, 2017, we invested $0.7 million in purchases of property and equipment.
In the three months ended March 31, 2016, we invested $0.8 million in purchases of property and equipment, and invested and redeemed $62.0 million of short term investments. In addition, we purchased Non-Alcohol Docetaxel Injection for $4.8 million and received $1.8 million for the divestiture of diclofenac-misoprostol.
Financing Activities:
Net cash used in financing activities for the three months ended March 31, 2017 was $12.0 million, primarily resulting from $13.7 million in cash settlements on repurchases of common stock and $0.5 million payment of debt financing costs. This was partially offset by the issuance of common stock for stock option exercises of $2.1 million.
Net cash provided by financing activities for the three months ended March 31, 2016 was $0.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2017	2018	2019	2020	2021	Beyond
Operating lease obligations	$1,832	423	564	564	281	—	—
Purchase obligations	$20,948	20,948	—	—	—	—	—
Spectrum base fee	$2,265	2,265	—	—	—	—	—

At March 31, 2017, the Company has purchase obligations in the amount of $20.9 million million which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office space under a lease agreement that expires on June 30, 2020. Rental expense was $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The future lease payments under the operating lease are $1.8 million as of March 31, 2017, payable monthly through June 30, 2020.
The Company is obligated to pay Spectrum Pharmaceuticals, Inc. $2.3 million, which represents the base fee from the co-promotion agreement entered into on November 4, 2015 with an 18 month term.

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

In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. The guidance must be adopted on a prospective basis. We do not expect this guidance to have an impact on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The guidance must be adopted on a prospective basis. We will consider the guidance for future transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017.

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
Based on their evaluation at March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan

As previously described in Part II, Item 9A of our 2016 Form 10-K, we began implementing a remediation plan to address the control deficiency that led to the material weakness mentioned above. We have assessed the appropriateness of our current outsourced tax support model and have engaged a nationally recognized accounting firm to assist in the preparation and review of our quarterly and annual tax provisions and to advise on any applicable rule or tax-related changes. In addition, we have begun taking the following actions to improve the design and operating effectiveness of our internal control:

(i)	strengthen and formalize our tax provision review control with improved documentation standards and oversight;

(ii)	formalize a policy and procedure for the communication and review of non-routine tax matters by senior management; and

(iii)	as appropriate, engage external tax advisors with respect to non-routine tax matters.
Our enhanced review procedures and documentation standards were in place and operating during the first quarter of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

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

Bauer v. Eagle

On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleges the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the New Drug Application submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants’ filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants’ filed their reply on March 1, 2017 and expect the court to decide the motion based on the filed motions unless otherwise notified by the court.

In Re: Taxotere (Docetaxel)

On February 1, 2017, the Company was named as a defendant, among various other manufacturers, ins everal product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 2740 (Civil Action No 2:16 md-2740). The claims are for personal injuries allegedly arising out of the use of docetaxel.  The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

In March 2017, the Company reached agreements in principle with the Plaintiffs’ Steering Committee in this matter to voluntarily dismiss the Company from all of the law suits in which it was named and from the master complaint. The Company is in the process of working with the other parties in this matter to have it removed from the Multidistrict litigation entirely.  As part of the agreement, in the event a case is brought in the future with facts that justify the Company’s inclusion, the plaintiffs reserved the right to include the Company in such matter.

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

Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of our equity securities during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
January 1, 2017 to January 31, 2017	80,955	$68.51	80,955	$32,395
February 1, 2017 to February 28, 2017	78,759	$72.44	78,759	26,694
March 1, 2017 to March 31, 2017	29,431	$80.55	29,431	24,344
Total	189,145	$72.19	189,145

(1) All shares repurchased by the Company in this table were repurchased pursuant to the Share Repurchase Program, described below and elsewhere in this Quarterly Report on Form 10-Q.

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

EAGLE PHARMACEUTICALS, INC.

DATED: May 8, 2017	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: May 8, 2017	By:	/s/ David E. Riggs
David E. Riggs
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
10.1 (2)	Offer Letter by and between the Registrant and David Pernock dated January 2, 2017
10.2 (3)	Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated January 26, 2017
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibits 3.2 and 3.4, respectively, to the Registrant’s Registration Statement on Form S-1 (File No. 333-192984), as amended, as filed with the SEC on January 28, 2014.
(2) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36306), as filed with the SEC on December 19, 2016.
(3) Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-36306), as filed with the SEC on March 15, 2017.