Form 10-Q
period 2017-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2017-08-09
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of August 2, 2017: 15,169,241 shares.

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

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,385	$52,820
Accounts receivable, net	53,230	42,194
Inventories	3,587	2,739
Prepaid expenses and other current assets	11,664	11,357
Total current assets	123,866	109,110
Property and equipment, net	3,768	3,316
Intangible assets, net	31,949	33,372
Goodwill	39,743	39,743
Deferred tax asset, net	20,275	28,643
Other assets	578	136
Total assets	$220,179	$214,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,148	$14,716
Accrued expenses	18,680	25,237
Current portion of contingent consideration	1,125	1,012
Total current liabilities	31,953	40,965
Contingent consideration, less current portion	22,864	22,129
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,065,987 and 15,890,862 issued as of June 30, 2017 and December 31, 2016, respectively	16	16
Additional paid in capital	225,892	213,872
Retained earnings (Accumulated deficit)	1,768	(25,659)
Treasury stock, at cost, 896,746 and 566,838 shares as of June 30, 2017 and December 31, 2016	(62,314)	(37,003)
Total stockholders' equity	165,362	151,226
Total liabilities and stockholders' equity	$220,179	$214,320
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Product sales	$12,704	$9,607	$27,990	$23,729
Royalty revenue	37,404	31,311	73,911	40,779
License and other revenue	—	—	25,000	6,000
Total revenue	50,108	40,918	126,901	70,508
Operating expenses:
Cost of product sales	8,910	7,181	19,675	19,948
Cost of royalty revenue	4,910	4,292	12,140	6,114
Research and development	6,684	3,799	14,209	9,320
Selling, general and administrative	23,702	11,990	42,279	24,118
Gain on sale of asset	—	—	—	(1,750)
Total operating expenses	44,206	27,262	88,303	57,750
Income from operations	5,902	13,656	38,598	12,758
Interest income	14	30	17	51
Interest expense	(40)	(3)	(67)	(4)
Total other (expense) income	(26)	27	(50)	47
Income before income tax provision	5,876	13,683	38,548	12,805
Income tax provision	(1,373)	(584)	(11,121)	(603)
Net Income	$4,503	$13,099	$27,427	$12,202
Earnings per share attributable to common stockholders:
Basic	$0.30	$0.84	$1.80	$0.78
Diluted	$0.28	$0.80	$1.70	$0.74
Weighted average number of common shares outstanding:
Basic	15,219,777	15,636,387	15,238,729	15,636,387
Diluted	16,100,615	16,466,020	16,135,276	16,526,596
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2016	15,891	16	$213,872	$(37,003)	$(25,659)	$151,226
Stock-based compensation expense	—	—	7,890	—	—	7,890
Issuance of common stock upon exercise of stock option grants	175	—	4,130	—	—	4,130
Common stock repurchases	—	—	—	(25,311)	—	(25,311)
Net income	—	—	—		27,427	27,427
Balance at June 30, 2017	16,066	$16	$225,892	$(62,314)	$1,768	$165,362

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$27,427	$12,202
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	8,368	—
Depreciation expense	432	296
Amortization of intangible assets	1,423	260
Stock-based compensation	7,890	5,289
Change in fair value of contingent consideration	848	395
Gain on sale of diclofenac-misoprostol	—	(1,750)
Interest expense	66	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,036)	(25,760)
(Increase) decrease in inventories	(848)	8,679
(Increase) decrease in prepaid expenses and other current assets	(307)	319
(Increase) decrease in other assets	(26)	49
(Decrease) increase in accounts payable	(2,568)	7,574
Decrease in deferred revenue	—	(6,000)
Decrease in accrued expenses and other liabilities	(6,557)	(1,069)
Net cash provided by operating activities	25,112	484
Cash flows from investing activities:
Purchase of property and equipment	(884)	(904)
Purchase of short term investments	—	(62,000)
Maturities of short term investments	—	62,000
Payment for business acquisition	—	(4,850)
Proceeds from sale of diclofenac-misoprostol	—	1,750
Net cash used in investing activities	(884)	(4,004)
Cash flows from financing activities:
Proceeds from common stock option exercise	4,130	—
Payment of debt financing costs	(482)	—
Repurchases of common stock	(25,311)	—
Net cash used in financing activities	(21,663)	—
Net increase (decrease) in cash	2,565	(3,520)
Cash and cash equivalents at beginning of period	52,820	79,083
Cash and cash equivalents at end of period	$55,385	$75,563
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$5,585	$—
Non-cash financing activities
Contingent consideration - business acquisition	—	6,370

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017. Unless otherwise indicated or required by context, reference throughout to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. (the Company, or Eagle, or we) is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) New Drug Application ("NDA") regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has five products currently being sold in the United States under various license agreements in place with commercial partners, including a ready-to-use formulation of Argatroban, Ryanodex®(dantrolene sodium) ("Ryanodex"), diclofenac-misoprostol, docetaxel injection, non-alcohol formulation ("Non-Alcohol Docetaxel Injection") and rapidly infused bendamustine RTD ("Bendeka"). The Company has a number of products currently under development and certain products may be subject to license agreements.
On February 13, 2015, the Company submitted a New Drug Application or NDA to the FDA for Bendeka, which was approved by the FDA on December 7, 2015. Also on February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to Bendeka for treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with non-Hodgkin’s lymphoma (“NHL”). Subsequently, with the consent of the Company, Cephalon assigned to Teva Pharmaceuticals International GmbH (“TPIG”) all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which the Company and TPIG are now parties. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon. During the quarter-ended September 30, 2016, the Company entered into an amendment to the Cephalon License and supply agreements for Bendeka. The amendment expands the geographical scope of the rights granted under the original agreement to include territories outside the US and Canada. In accordance with this agreement, the Company recorded $1.75 million in license and other revenue on the condensed consolidated statements of operations. The Company is also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, and royalties on future sales.
Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million in February 2015, received a $15 million milestone payment related to the FDA approval of Bendeka in December 2015, received $40 million in November 2016 related to the receipt of a unique, product-specific billing code, J-code J9034 (the J-Code), for Bendeka and received $25 million in March 2017 for an additional sales-based milestone payment. In addition, the Company is entitled to receive royalty payments of 20% of net sales of the product, which increased to 25% on receipt of the J-Code.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

On October 13, 2015, the Company entered into an exclusive U.S. licensing agreement (the "Teikoku Agreement") with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment of $250 upon execution of the agreement which was included in Research and development in the Company's statement of operations in the fourth quarter of 2015. In January 2016, the Company made an additional payment of $4,850 to Teikoku upon FDA approval and NDA transfer to Eagle. In addition, the Company is obligated to pay 25% royalties on future gross profits. The Company accounted for the transaction as a business combination in 2016. The results of operations related to Non-Alcohol Docetaxel Injection have been included in the statements of income from the date of acquisition. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition (see Note 4 - Acquisitions).

On November 4, 2015, the Company entered into a Co-Promotion Agreement (the "Spectrum Agreement") with Spectrum Pharmaceuticals, Inc. ("Spectrum") under which Spectrum agreed to sell and market one of our products through June 2017. We had the option to extend the initial term of this agreement by six months to December 31, 2017 at our sole election. The Company elected not to exercise that option and the Spectrum agreement has expired.
On January 11, 2016, the Company entered into an agreement with Albany Molecular Research, Inc. ("AMRI") to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States. Under the terms of the agreement, AMRI is responsible for developing and initially providing cGMP manufacturing and analytical support for the registration of the new product candidates. The Company and AMRI share the costs of development, with 37.5% paid by the Company and 62.5% paid by AMRI. The Company is responsible for advancing the product candidates through clinical trials and regulatory submissions.

On March 18, 2016, the Company received a Complete Response Letter from the FDA for EP-6101 ready-to-use ("RTU") bivalirudin ("EP-6101") in which the FDA stated it cannot approve the application in its present form and requested additional information from the Company. The Company has elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market.

On March 24, 2016 the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka. In April 2016, we filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Note 12 - Legal Proceedings). On July 2, 2014, the FDA granted us orphan drug designations for Bendeka for the treatment of CLL and indolent B-cell NHL. The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. If granted, orphan drug exclusivity for Bendeka would run for seven years from December 7, 2015, the date Bendeka was approved.

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

On August 3, 2016, the Company amended our agreement with Lyotropic Therapeutics, Inc. to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $15.0 million, which we recorded as an intangible asset (see Note 7 - Intangible Assets, Net).
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. We repurchased 329,908 shares of common stock for $25.3 million during the first and second quarter of 2017, and a total of 566,838 for $37.0 million in the year ended December 31, 2016.
On November 16, 2016 the Company entered into a stock purchase agreement to acquire Arsia Therapeutics, Inc. (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, at closing we paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges with large molecule products (see Note 4 - Acquisitions).

On May 15, 2017, we announced the appointment of Pete A. Meyers as Chief Financial Officer of the Company. In addition, Mr. Meyers serves as the Company’s principal financial officer and principal accounting officer.

In July 2017, we received a Paragraph IV Certification Notice from Slayback Pharma LLC (“Slayback”) advising that it had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking marketing approval for a generic version of Bendeka. In its notice letter, Slayback stated that it had filed a certification under § 505(j)(2)(B)(iv) (“Paragraph IV Certification”) alleging that one of  Cephalon’s Orange Book-listed patents covering Bendeka, US Patent No. 8,791,270, (the “’270 Patent”) is invalid, unenforceable and/or not infringed by Slayback’s manufacture, use, sale or offer for sale of the generic version. Slayback did not file a Paragraph IV Certification with respect to our U.S. Patent Nos. 8,609,707; 9,265,831; 9,572,796; 9,572,797; 9,000,021; 9,579,384; 9,034,908; 9,144,568; 9,597,397; 9,597,398; 9,597,399; 9,572,887 (the “Eagle Patents”). The Eagle Patents are listed in the FDA’s Orange Book with respect to Bendeka. We and Cephalon have forty-five days from receipt of Slayback’s Notice of Paragraph IV Certification to file suit in a United States District Court based on the ‘270 Patent, which will result in a 30-month statutory stay of approval of the Slayback ANDA, pending the outcome of the litigation.

In July 2017, we received a Paragraph IV Certification Notice from Apotex Inc. (“Apotex”) advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Bendeka. In its notice letter, Apotex  stated that it had filed Paragraph IV Certifications with respect to the ‘270 Patent and the Eagle Patents, alleging that those patents are invalid, unenforceable and/or not infringed by Apotex’s manufacture, use, sale or offer for sale of the generic version.  We have forty-five days from receipt of the Paragraph IV Certification to file suit in a United States District Court with respect to the ‘270 Patent and/or the Eagle Patents, which will institute a 30-month statutory stay of approval of the Apotex ANDA, pending the outcome of the litigation.

In July 2017 we also received a Paragraph IV Certification Notice from Fresenius Kabi USA, LLC (“Fresenius”) advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Bendeka. In its notice letter, Fresenius  stated that it had filed Paragraph IV Certifications with respect to the ‘270 Patent and the Eagle Patents, alleging that those patents are invalid, unenforceable and/or not infringed by Fresenius’ manufacture, use, sale or offer for sale of the generic version.  We have forty-five days from receipt of the Paragraph IV Certification to file suit in a United States District Court with respect to the ‘270 Patent and/or the Eagle Patents, which will institute a 30-month statutory stay of approval of the Fresenius ANDA, pending the outcome of the litigation.

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke ("EHS"), in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for Ryanodex for EHS. We disagree with the FDA’s conclusion and are currently evaluating our options.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”).  At closing, which occurred on August 8, 2017, $50 million of the term loan facility was drawn, and none of the revolving credit facility was drawn.  The Company may make one other draw on the term loan facility on or before February 4, 2018.  The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility.

On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the New Share Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The New Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. As noted above, the Company anticipates that it may use loans under the Amended Credit Facility to finance the New Share Repurchase Program. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Intangible Assets
The Company capitalizes and includes in intangible assets the costs of acquired product licenses and developed technology purchased individually or identified in a business combination. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization. The Company amortizes its definite-lived intangible assets using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. We will evaluate the potential impairment of other intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of income. We did not identify any impairment to our definite-lived intangible assets in the periods presented.
With respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. Such impairment charges may be material to our results.
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
Acquisition-Related Contingent Consideration
Contingent consideration related to a business combination is recorded on the acquisition date at the estimated fair value of the contingent payments. The acquisition date fair value is measured based on the consideration expected to be transferred using probability-weighted assumptions and discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the acquisition-related contingent consideration is re-measured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the consolidated statements of income.
Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell Argatroban and Bendeka. The Company's customers for Argatroban are its commercial and licensing partners, therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements. The Company received a $30 million upfront payment in February 2015 and earned a $15 million milestone payment received in January 2016 upon product approval in December 2015 under the terms of the Cephalon License (see "revenue recognition" below for more detail). The Company received a $40 million milestone payment in December 2016 upon receipt of the J-Code and received $25 million in March 2017 for a sales-based milestone payment. Additionally, the J-Code receipt triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	77%	80%	83%	71%
Chiesi USA, Inc. / The Medicines Company	3%	4%	3%	5%
Sandoz, Inc.	6%	5%	4%	4%
Par Pharmaceutical, Inc. - See Note 10	—%	—%	—%	9%
Other	14%	11%	10%	11%
	100%	100%	100%	100%

	June 30,	December 31,
	2017	2016
Accounts receivable
Cephalon, Inc. (Teva)	73%	74%
The Medicines Company/Chiesi USA, Inc.	3%	3%
Sandoz, Inc.	6%	8%
Other	18%	15%
	100%	100%
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $8,792 and $3,318 for the three months ended June 30, 2017 and 2016, respectively, and $14,728 and $5,721 for the six months ended June 30, 2017 and 2016, respectively.
Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740 - Income Taxes (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  Since our inception, we have incurred substantial cumulative losses and through the third quarter of 2016 we recorded a full valuation allowance against our net deferred tax assets which was largely made up of our net operating loss carryforward. In the fourth quarter of 2016, the Company reversed the reserve on its net deferred tax asset (see Note 11 - Income Taxes). ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
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
When a sale combines multiple elements upon performance of multiple services, the Company allocates revenue for transactions that include multiple elements to each unit of accounting which is a deliverable or combination of deliverables under the arrangement that has stand-alone value to the counter-party based on its relative selling price, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The Company follows the selling price hierarchy as outlined in the guidance Revenue Recognition ASC Topic 605 - Multiple-Deliverable Revenue Arrangements. The guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”) if available and when VSOE is not available, and (iii) best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available. The Company uses BESP to determine the stand-alone selling price for such deliverables. The Company has an established process for developing BESP, which incorporates pricing practices, historical selling prices, the effect of market conditions as well as entity-specific factors. Estimated selling price is monitored and evaluated on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a milestone payment of $15 million for regulatory approval, received $40 million milestone upon receipt of the J-Code and received $25 million in an additional sales based milestone payment for reaching $500 million in net product sales of Bendeka. In 2015, the $30 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in the first quarter of 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing an NDA on February 13, 2015, and the remaining obligations were estimated to require minimal effort. On December 7, 2015, the FDA approved Bendeka (50 mL bendamustine hydrochloride) marking the achievement of a milestone which entitled the Company to a $15 million payment which was received in January 2016. The Company received a $40 million milestone payment in November 2016 upon receipt of the unique J-Code. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales. In March 2017, the Company received a $25 million sales-based milestone payment for reaching $500 million in net product sales.
Collaborative licensing and development revenue — The Company recognizes revenue from reimbursements received in connection with feasibility studies and development work for third parties when its contractual services are performed, provided collectability is reasonably assured. Its principal costs under these agreements include its personnel conducting research and development, its allocated overhead, as well as the research and development performed by outside contractors or consultants.
Upon termination of a collaboration agreement, any remaining non-refundable license fees received by the Company, which had been deferred, are generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in its statements of income. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event, and collectability is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of its performance obligations under the collaboration agreement.
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
Earnings Per Share
Basic earnings per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed in a manner similar to the basic earnings per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.
The anti-dilutive common shares equivalents outstanding at the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options	1,581,586	1,448,172	1,552,064	1,359,519
Total	1,581,586	1,448,172	1,552,064	1,359,519

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Numerator for basic and diluted earnings per share-net income	$4,503	$13,099	$27,427	$12,202
Denominator
Basic weighted average common shares outstanding	15,219,777	15,636,387	15,238,729	15,636,387
Dilutive effect of stock options	880,838	829,633	896,547	890,209
Diluted weighted average common shares outstanding	16,100,615	16,466,020	16,135,276	16,526,596
Basic net income per share
Basic net income per share	$0.30	$0.84	$1.80	$0.78
Diluted net income per share
Diluted net income per share	$0.28	$0.80	$1.70	$0.74

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. The guidance must be adopted on a prospective basis. We do not expect this guidance to have an impact on our consolidated financial statements.

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
Note 4. Acquisitions
Acquisition of Docetaxel-Injection, Non-Alcohol Formula
On October 13, 2015, the Company entered into the Teikoku Agreement with Teikoku to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid $4,850 upon FDA approval and NDA transfer to the Company, which occurred on January 12, 2016. The Company will also pay 25% royalties on future gross profits to Teikoku. The Company accounted for the transaction as a purchase of a business in 2016, in accordance with FASB ASC 805 Business Combinations.

The Company has measured the fair value of the future royalty payment using its own assumptions of future profitability for Non-Alcohol Docetaxel Injection. Acquisition contingent consideration is measured at fair value on a recurring basis using unobservable inputs, which accordingly represents a Level 3 measurement within the fair value hierarchy. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the condensed statement of operations.
The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability, which was recorded in selling, general and administrative expense in the condensed consolidated statements of income:

Opening Balance January 12, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance June 30, 2017
$6,370	$856	$(286)	$6,940	$448	$—	$7,388

Total consideration of $11,220, which is comprised of the $4,850 cash paid on FDA approval and NDA transfer to the Company and the fair value of contingent consideration has been attributed to the intangible asset for Non-Alcohol Docetaxel Injection product rights.

The results of operations related to Non-Alcohol Docetaxel Injection have been included in the statements of income from the date of acquisition. Pro forma results of operations have not been presented because the effect of Non-Alcohol Docetaxel Injection was not material. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $1,226 and a net loss of $2,625 in the three months ended June 30, 2017. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $2,658 and a net loss of $5,128 in the six months ended June 30, 2017. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition.

Eagle Biologics Acquisition
On November 16, 2016, the Company entered into an agreement to acquire Arsia Therapeutics (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, we paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges in the large molecules space.

The acquisition was accounted for as a business combination in accordance with ASC 805 which requires the assets acquired and liabilities assumed from Eagle Biologics to be recorded on the acquisition date at their respective fair values. Eagle Biologics’ results of operations are included in the financial statements from the date of acquisition.

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

(ii)
Under the stock purchase agreement, the contingent consideration includes four separate milestone payments which could aggregate to a total of $48 million payable to the seller upon achievement of certain clinical, regulatory and development milestones. These milestone payments are also subject to acceleration under certain circumstances described in the Purchase Agreement. In accordance with the provisions of ASC 805-30-25-5, each unit of contingent consideration is recognized at the acquisition date fair value. The acquisition date fair value of the contingent consideration is $16.1 million and has been classified as other liabilities within non-current liabilities. Such fair values are determined based on a probabilistic model with weights assigned on the likelihood of the Company achieving the clinical, regulatory and development milestones as well as acceleration event in the future. Each unit of contingent consideration is classified as a liability in the balance sheet and would be subsequently measured at fair value on each reporting date. Any future change in fair value would be recognized in the statement of operations.

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

The core technology intangible assets represent developed technology, which we refer to as excipient library, which may be used to improve current and future drug deliveries and have finite useful lives. These assets are expected to be amortized on a straight line basis over 5 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, that differ from the estimates, or if the above scope of intangible assets is modified. The final valuation is expected to be completed within 12 months from the completion of the acquisition.

(iv)	The net deferred income tax liability of $1.5 million primarily relates to the developed technology intangible assets, net of acquired net operating losses.

(v)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration expected to be transferred and the values assigned to the assets acquired. Goodwill is not amortized, but tested for impairment on an annual basis or when indications for impairment exists. Goodwill is not deductible for tax purposes.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability since acquisition through June 30, 2017 which was recorded in selling, general and administrative expense in the condensed consolidated statements of income:

Opening Balance November 16, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance June 30, 2017
$16,100	$101	$—	$16,201	$400	$—	$16,601

5. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2017	2016
Raw material	$1,393	$1,131
Work in process	1,000	900
Finished products	1,194	708
	$3,587	$2,739

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2017	2016
Advances to commercial manufacturers	$4,863	$7,600
Prepaid FDA user fee	531	1,592
Prepaid insurance	535	135
Prepaid income taxes	4,110	1,654
Prepaid research and development	937	21
All other	688	355
Total Prepaid expenses and other current assets	$11,664	$11,357
Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016
Royalties payable to commercial partners	$5,128	$9,068
Accrued research & development	1,470	3,528
Accrued professional fees	3,443	2,094
Accrued salary and other compensation	3,798	6,003
Accrued product costs	3,735	2,856
Accrued other	1,106	1,688
Total Accrued expenses	$18,680	$25,237

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

7. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		June 30, 2017			December 31, 2016
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Docetaxel product rights	18	$11,220	$(882)	$10,338	$11,220	$(571)	$10,649
Ryanodex intangible	20	15,000	(476)	14,524	15,000	(174)	14,826
Developed technology	5	8,100	(1,013)	7,087	8,100	(203)	7,897
Total		$34,320	$(2,371)	$31,949	$34,320	$(948)	$33,372
Amortization expense was $711 and $156 for the three months ended June 30, 2017 and 2016, respectively, and $1,423 and $260 for the six months ended June 30, 2017 and 2016, respectively.
Based on definite-lived intangible assets recorded as of June 30, 2017, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2017 (remainder)	$1,423
2018	3,021
2019	3,143
2020	3,289
2021	3,246
All other	17,827
Total estimated amortization expense	$31,949

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
We repurchased the following shares of common stock with cash resources during the six months ended June 30, 2017:

Shares of common stock repurchased	329,908
Value of common stock repurchased	$25,311

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

In December 2007, the Company's board of directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's board of directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, and as of such amendment, the Company has reserved and made available 2,053,259 shares of common stock for issuance under the 2014 Plan.
The fair value of stock options granted to employees, directors, and consultants was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.79% - 2.18%	1.29% - 1.53%	1.79% - 2.42%	1.29% - 1.90%
Volatility	34.35%	31.56%	36.97%	31.31%
Expected term (in years)	5.50 - 7.00 years	5.50 - 7.00 years	5.50 - 7.00 years	5.50 - 7.00 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized share-based compensation in its statements of income for the three and six months ended June 30, 2017 and 2016 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative	$2,735	$1,755	$5,867	$3,917
Research and development	962	665	2,023	1,372
Total	$3,697	$2,420	$7,890	$5,289

9. Commitments
At June 30, 2017, the Company has purchase obligations in the amount of $14,994 which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2026, respectively. Rental expense was $157 and $156 for the three months ended June 30, 2017 and 2016, and $319 and $318 for the six months ended June 30, 2017 and 2016, respectively. The future lease payments under the operating leases are $2,828 as of June 30, 2017, payable monthly through June 30, 2020.

	Total	2017	2018	2019	2020	2021	Beyond
Operating lease obligations	$2,828	334	670	674	395	117	638
Purchase obligations	$14,994	14,994	—	—	—	—	—

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

10. Asset Sales
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

11. Income Taxes

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	2017	2016	2017	2016
Provision for income taxes	$1,373	$584	$11,121	$603
Effective tax rate	23%	4%	29%	5%

The effective tax rate for the three months ended June 30, 2017 reflects the tax benefit of stock option exercises in the period and credits for research and development activity. During the three months ended June 30, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability.
The effective tax rate for the six months ended June 30, 2017 reflects the tax benefit of stock option exercises in the period and credits for research and development activity. During the six months ended June 30, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability.
Deferred income tax assets at June 30, 2017 consist of temporary differences primarily related to net operating loss carryforwards, stock based compensation, and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company has no amount recorded

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

for any unrecognized tax benefits as of June 30, 2017. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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
Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the Court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleged that defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the NDA submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants’ filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants’ filed their reply on March 1, 2017. On May 19, 2017, the Court granted defendant’s motion to dismiss and dismissed the Amended Complaint without prejudice. On June 1, 2017, the Court entered an order granting plaintiffs until July 3, 2017 to file an amended complaint.  Plaintiffs did not file an amended complaint on or before July 3, 2017 and, therefore, on August 2, 2017, the Court entered an order dismissing the case with prejudice and directing the clerk to close the case.
Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and anticipate either a schedule for oral argument or a disposition from the court in 2017.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Medicines Company v. Eagle
On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint in the U.S. District Court for the District of New Jersey against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (“EP-6101”). MDCO amended that complaint in April of 2016. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO, which was terminated by the Company on September 17, 2013. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing EP-6101, and that EP-6101 infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims survived the termination of the LDA. The Company filed a motion for summary judgment in October 2016, which was denied on March 15, 2017. The Company continues to dispute the allegations made by MDCO and believes it has meritorious defenses to all of MDCO’s claims. Fact discovery is ongoing and closes in December 2017, with expert discovery closing in April 2018.

13. Subsequent Events

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of EHS, in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for Ryanodex for EHS. We disagree with the FDA’s conclusion and are currently evaluating our options.

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”).  At closing, which occurred on August 8, 2017, $50 million of the term loan facility was drawn, and none of the revolving credit facility was drawn.  The Company may make one other draw on the term loan facility on or before February 4, 2018.  The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility.

On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the New Share Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The New Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. As noted above, the Company anticipates that it may use loans under the Amended Credit Facility to finance the New Share Repurchase Program. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017. Unless otherwise indicated or required by context, reference throughout to "Eagle," the "Company," "we," "our," or "us" refer to financial information and transactions of Eagle Pharmaceuticals, Inc.
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

Overview
Our business model is to develop proprietary innovations to FDA-approved, injectable drugs that offer commercial and/or functional advantages to currently available alternatives. We have historically been, and will continue to primarily be, focused on developing and commercializing injectable drugs, primarily in the critical care and oncology areas, using the United States Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. With our addition of Eagle Biologics, we hope to apply our proven market strategy to offer “biobetter” formulations, and to rapidly develop novel biologic products under the pathway provided by the Biologics Price Competition and Innovation Act. In addition, we plan to continue to market and/or commercialize our products through marketing partners and/or through our growing internal direct sales force.

Our product portfolio now includes four approved products: Argatroban, Ryanodex® (dantrolene sodium) (“Ryanodex”), docetaxel injection, non-alcohol formulation (“Non-Alcohol Docetaxel Injection”), and rapidly infused bendamustine RTD (“Bendeka”). We have three commercial partners: Teva Pharmaceutical Industries Ltd. ("Teva"), which, through its subsidiary Cephalon, Inc. ("Cephalon"), markets Bendeka® and Chiesi USA, Inc. ("Chiesi") and Sandoz Inc. (“Sandoz”), who, pursuant to separate agreements, market Argatroban. Bendeka was commercially launched by Teva in January 2016.

We currently have multiple product candidates in advanced stages of development and/or under review for approval by the FDA. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. ("AMRI"). Our advanced candidates are EP-3101 (bendamustine RTD) ("EP-3101 RTD"), EP-4104 (dantrolene sodium for exertional heat stroke ("EHS")) (“EP-4104”), EGL-4104-C-1702 (dantrolene sodium for psychostimulant drug-induced toxicity), EP-5101 (pemetrexed) (“EP-5101”) and EGL-5385-C-1701 (fulvestrant). EP-3101 RTD has been tentatively approved by the FDA. EP-5101 and EP-4104, both unapproved, may address unmet medical needs in major specialty markets. The Company recently received a Complete Response Letter for EP-4104 and is working to determine the path forward for the product.

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

On January 11, 2016, the Company entered into an agreement with Albany Molecular Research, Inc. ("AMRI") to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States. Under the terms of the agreement, AMRI is responsible for developing and initially providing cGMP manufacturing and analytical support for the registration of the new product candidates. The Company and AMRI share the costs of development, with 37.5% paid by the Company and 62.5% paid by AMRI. The Company is responsible for advancing the product candidates through clinical trials and regulatory submissions.

On March 18, 2016, the Company received a Complete Response Letter from the FDA for EP-6101 ready-to-use ("RTU") bivalirudin ("EP-6101") in which the FDA stated it cannot approve the application in its present form and requested additional information from the Company. The Company has elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market.

On March 24, 2016, the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka.

In April 2016, the Company filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Part II, Item I - Legal Proceedings). On July 2, 2014, the FDA granted us orphan drug designations for Bendeka for the treatment of chronic lymphocytic leukemia (“CLL”) and indolent B-cell non-Hodgkin's lymphoma (“NHL”). The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. If granted, orphan drug exclusivity for Bendeka would run for seven years from December 7, 2015, the date Bendeka was approved.

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

On July 5, 2016, we announced that Douglas L. Braunstein, co-founder of Hudson Executive Capital LP and former Vice Chairman and Chief Financial Officer, JPMorgan Chase & Co., and Robert Glenning, President Financial Services Division and Chief Financial Officer, Hackensack Meridian Health, joined Eagle’s board of directors.

On August 3, 2016, the Company entered into an amendment to our agreement with Lyotropic Therapeutics, Inc. to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $15 million.

On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. We repurchased 329,908 shares of common stock for $25.3 million during the first and second quarter of 2017, and a total of 566,838 for $37.0 million in the year ended December 31, 2016.

During the quarter-ended September 30, 2016, we entered into an amendment to that certain Exclusive License Agreement originally entered into with Cephalon (the "Cephalon License") and the related supply agreements for Bendeka. Prior to such amendment (and as consented to by Eagle), Cephalon assigned to Teva Pharmaceuticals International GmbH ("TPIG") all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which Eagle and TPIG are now parties. The amendment expands the geographical scope of the rights granted under the original agreement to include certain territories outside the US and Canada. In accordance with this amendment, we recorded $1.75 million in license and other revenue in the consolidated statements of operations for the year-ended December

31, 2016. We are also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, as well as royalties on future sales.

On November 2, 2016, the Centers for Medicare and Medicaid Services (CMS) established a unique, product-specific billing code, J-code J9034 (the “J-Code”), for Bendeka. The J-Code became effective on January 1, 2017. The new J-Code provides reimbursement coding clarity to outpatient facilities and physicians that administer Bendeka, facilitating access for patients and Medicare, Medicaid and commercial insurance reimbursement. Under the terms of the Cephalon License, the Company received a $40 million milestone in the fourth quarter of 2016 in connection with the receipt of the J-Code for Bendeka. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales. In Q1 of 2017, Bendeka reached $500 million in cumulative net sales, triggering an additional $25 million sales-based milestone payment.

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

During the quarter-ended March 31, 2017, under the terms of the Cephalon License, the Company earned a $25 million milestone payment as Teva reached $500 million in cumulative net sales of Bendeka, which is included in license and other revenue on the condensed consolidated statements of income.

On May 15, 2017, we announced the appointment of Pete A. Meyers as Chief Financial Officer of the Company. In addition, Mr. Meyers serves as the Company’s principal financial officer and principal accounting officer.

In July 2017, we received a Paragraph IV Certification Notice from Slayback Pharma LLC (“Slayback”) advising that it had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking marketing approval for a generic version of Bendeka. In its notice letter, Slayback stated that it had filed a certification under § 505(j)(2)(B)(iv) (“Paragraph IV Certification”) alleging that one of  Cephalon’s Orange Book-listed patents covering Bendeka, US Patent No. 8,791,270, (the “’270 Patent”) is invalid, unenforceable and/or not infringed by Slayback’s manufacture, use, sale or offer for sale of the generic version. Slayback did not file a Paragraph IV Certification with respect to our U.S. Patent Nos. 8,609,707; 9,265,831; 9,572,796; 9,572,797; 9,000,021; 9,579,384; 9,034,908; 9,144,568; 9,597,397; 9,597,398; 9,597,399; 9,572,887 (the “Eagle Patents”). The Eagle Patents are listed in the FDA’s Orange Book with respect to Bendeka. We and Cephalon have forty-five days from receipt of Slayback’s Notice of Paragraph IV Certification to file suit in a United States District Court based on the ‘270 Patent, which will result in a 30-month statutory stay of approval of the Slayback ANDA, pending the outcome of the litigation.

In July 2017, we received a Paragraph IV Certification Notice from Apotex Inc. (“Apotex”) advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Bendeka. In its notice letter, Apotex  stated that it had filed Paragraph IV Certifications with respect to the ‘270 Patent and the Eagle Patents, alleging that those patents are invalid, unenforceable and/or not infringed by Apotex’s manufacture, use, sale or offer for sale of the generic version.  We have forty-five days from receipt of the Paragraph IV Certification to file suit in a United States District Court with respect to the ‘270 Patent and/or the Eagle Patents, which will institute a 30-month statutory stay of approval of the Apotex ANDA, pending the outcome of the litigation.

In July 2017 we also received a Paragraph IV Certification Notice from Fresenius Kabi USA, LLC (“Fresenius”) advising that it had submitted an ANDA to the FDA seeking marketing approval for a generic version of Bendeka. In its notice letter, Fresenius  stated that it had filed Paragraph IV Certifications with respect to the ‘270 Patent and the Eagle Patents, alleging that those patents are invalid, unenforceable and/or not infringed by Fresenius’ manufacture, use, sale or offer for sale of the generic version.  We have forty-five days from receipt of the Paragraph IV Certification to file suit in a United States District Court with respect to the

‘270 Patent and/or the Eagle Patents, which will institute a 30-month statutory stay of approval of the Fresenius ANDA, pending the outcome of the litigation.

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of EHS, in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for Ryanodex for EHS. We disagree with the FDA’s conclusion and are currently evaluating our options.

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”).  At closing, which occurred on August 8, 2017, $50 million of the term loan facility was drawn, and none of the revolving credit facility was drawn.  The Company may make one other draw on the term loan facility on or before February 4, 2018.  The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility.

On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the New Share Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The New Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. As noted above, the Company anticipates that it may use loans under the Amended Credit Facility to finance the New Share Repurchase Program. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Financial Operations Overview
Revenue

Revenue includes product sales, royalty revenue and license and other revenue.
Product Sales. We recognize revenues from product sales of Bendeka, Ryanodex, Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol. Sales of Bendeka are sold to our commercial partner Teva. Argatroban is sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner. Diclofenac-misoprostol was divested in March 2016, however, we may continue to market diclofenac-misoprostol until such time that the purchaser is able to launch the product.
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
The primary factors that determine our revenues derived from Bendeka are:

•	the level of orders submitted by our commercial partner, Teva;

•	the rate at which Teva can convert the current market to Bendeka;

•	the level of institutional demand for Bendeka;

•	unit sales prices charged by our commercial partner, net of any sales reserves; and

•	the level of orders submitted by wholesalers, hospitals and surgery centers.
The primary factors that may determine our revenues derived from Argatroban are:

•	the level of orders submitted by our commercial partners, Sandoz and Chiesi;

•	the level of institutional demand for Argatroban; and

•	unit sales prices charged by our commercial partners, net of any sales reserves.
The primary factors that may determine our revenues derived from Non-Alcohol Docetaxel Injection, Ryanodex and our future products are:

•	the effectiveness of our sales force;

•	the level of orders submitted by wholesalers, hospitals and surgery centers;

•	the level of institutional demand for our products; and

•	unit sales prices, net of any sales reserves.
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

Selling, General and Administrative
Selling, general and administrative costs consist of personnel related costs, which include salaries, benefits and other related costs, including stock-based compensation, as well as facility and related costs, professional fees for legal, consulting, tax and accounting services, insurance, selling, marketing, market research, depreciation and general corporate expenses.
Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the 4th quarter of 2016, the Company reversed its valuation allowance on our net deferred tax assets (See Note 11 - Income Taxes). ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Results of Operations
Comparison of Three Months Ended June 30, 2017 and 2016
Revenues

	Three Months Ended June 30,		Increase
	2017	2016
	(in thousands)
Product sales	$12,704	$9,607	$3,097
Royalty revenue	37,404	31,311	6,093
Total revenue	$50,108	$40,918	$9,190
Total revenue increased $9.2 million in the three months ended June 30, 2017 to $50.1 million as compared to $40.9 million in the three months ended June 30, 2016.
Product sales increased $3.1 million in the three months ended June 30, 2017 primarily driven by increases in product sales of Ryanodex of $1.8 million, Bendeka of $0.5 million, Argatroban of $0.3 million, and Non-Alcohol Docetaxel Injection of $0.6 million. These increases were partially offset by a decrease of $0.1 million in net product sales of diclofenac-misoprostol.
Royalty revenue increased $6.1 million in the three months ended June 30, 2017 to $37.4 million as compared to $31.3 million in the three months ended June 30, 2016, primarily as a result of royalties on Teva sales since the Bendeka launch in January 2016.
Cost of Revenue

	Three Months Ended June 30,		Increase
	2017	2016
	(in thousands)
Cost of product sales	$8,910	$7,181	$1,729
Cost of royalty revenue	4,910	4,292	618
Total cost of revenue	$13,820	$11,473	$2,347
Cost of revenue increased by $2.3 million to $13.8 million in the three months ended June 30, 2017 as compared to $11.5 million in the three months ended June 30, 2016.

Cost of product sales increased $1.7 million in the three months ended June 30, 2017 to $8.9 million as compared to $7.2 million in the three months ended June 30, 2016, primarily as a result of increased products sales of Ryanodex, Bendeka and Non-Alcohol Docetaxel Injection.

Cost of royalty revenue increased $0.6 million in the three months ended June 30, 2017 to $4.9 million as compared to $4.3 million in the three months ended June 30, 2016, primarily as a result of the cost of product royalty for Bendeka and Argatroban.

Research and Development

	Three Months Ended June 30,		Increase
	2017	2016
	(in thousands)
Research and development	$6,684	$3,799	$2,885
Research and development expenses increased $2.9 million in the three months ended June 30, 2017 to $6.7 million as compared to $3.8 million in the three months ended June 30, 2016. The increase resulted from an increase in project spending for fulvestrant, certain other projects and an increase in salary and other personnel-related expenses due to increased headcount. These increases were partially offset by a decrease in project spending for EP-6101 (bivalirudin) ("EP-6101"), EP-4104, and EP-5101. Additionally, we received certain cost reimbursements from our commercial partner for EP-3101 RTD during the three months ended June 30, 2016.

Selling, General and Administrative

	Three Months Ended June 30,		Increase
	2017	2016
	(in thousands)
Selling, general and administrative	$23,702	$11,990	$11,712

Selling, general and administrative expenses increased $11.7 million in the three months ended June 30, 2017 to $23.7 million as compared to $12.0 million in the three months ended June 30, 2016. This increase is principally related to a $3.0 million increase in salary and personnel related expenses, including stock based compensation expense, as we build out areas to support the growing needs of the business and sales force, $5.5 million increase in sales and marketing spend in preparation for the launch of Ryanodex for EHS in the second half of 2017, $1.9 million increase in professional fees, and $0.6 million expense in 2017 for amortization of the definite-lived intangible asset acquired and re-measurement of contingent consideration in the Eagle Biologics acquisition.

Other Income (Expense)

	Three Months Ended June 30,		Decrease / Increase
	2017	2016
	(in thousands)
Interest income	$14	$30	$(16)
Interest expense	(40)	(3)	(37)
Total other income (expense), net	$(26)	$27	$(53)
Interest expense increased in the three months ended June 30, 2017 related to the amortization of debt issuance costs.
Provision for Income Taxes

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Provision for income taxes	$1,373	$584
Effective tax rate	23%	4%
The provision for income taxes was based on the applicable federal and state tax rates for those periods.  For periods with a loss before benefit for income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate. For periods with income before provision for income taxes, favorable tax items result in an decrease in the effective tax rate, while, unfavorable tax items result in an increase in the effective tax rate. The effective tax rate for the three months ended June 30, 2017 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity. During the three months ended June 30, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability (see Note to Condensed Consolidated Financial Statements - Note 11 - Income Taxes).

Net Income
Net income for the three months ended June 30, 2017 was $4.5 million as compared to net income of $13.1 million in the three months ended June 30, 2016, as a result of the factors discussed above.

Comparison of Six Months Ended June 30, 2017 and 2016
Revenues

	Six Months Ended June 30,		Increase
	2017	2016
	(in thousands)
Product sales	$27,990	$23,729	$4,261
Royalty revenue	73,911	40,779	33,132
License and other revenue	25,000	6,000	19,000
Total revenue	$126,901	$70,508	$56,393
Total revenue increased $56.4 million in the six months ended June 30, 2017 to $126.9 million as compared to $70.5 million in the six months ended June 30, 2016.
Product sales increased $4.3 million in the six months ended June 30, 2017, primarily driven by increases in product sales of Ryanodex of $4.4 million, Argatroban of $1.1 million, and Non-Alcohol Docetaxel Injection (launched in February 2016) of $1.2 million. These increases were partially offset by decreases of $2.2 million in net product sales of Bendeka (launched in January 2016) and $0.2 million in net product sales of diclofenac-misoprostol.
Royalty revenue increased $33.1 million in the six months ended June 30, 2017, primarily as a result of royalties on Teva sales since the launch of Bendeka in January 2016.
License and other revenue increased for the six months ended June 30, 2017 as we realized a $25.0 million milestone under the Cephalon agreement related to Teva reaching $500 million in cumulative net sales of Bendeka. License and other revenue for the six months ended June 30, 2016 was comprised of $6.0 million earned from an asset sale in fiscal 2010 that was previously recorded as deferred revenue.
Cost of Revenue

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016
	(in thousands)
Cost of product sales	19,675	19,948	$(273)
Cost of royalty revenue	12,140	6,114	6,026
Total cost of revenue	$31,815	$26,062	$5,753
Cost of revenue increased by $5.8 million to $31.8 million in the six months ended June 30, 2017 as compared to $26.0 million in the six months ended June 30, 2016.

Cost of product sales decreased $0.3 million in the six months ended June 30, 2017 to $19.7 million as compared to $20.0 million in the six months ended June 30, 2016, primarily as a result of decreased products sales of Bendeka, offset by increases in product sales of Ryanodex, Non-Alcohol Docetaxel Injection and Argatroban.

Cost of royalty revenue increased $6.0 million in the six months ended June 30, 2017 to $12.1 million as compared to $6.1 million in the six months ended June 30, 2016, as a result of an increase in the cost of product royalty for Bendeka and Argatroban.

Research and Development

	Six Months Ended June 30,		Increase
	2017	2016
	(in thousands)
Research and development	14,209	9,320	$4,889
Research and development expenses increased $4.9 million in the six months ended June 30, 2017 to $14.2 million as compared to $9.3 million in the six months ended June 30, 2016. The increase resulted from an increase in project spending for fulvestrant, certain other projects and an increase in salary and other personnel-related expenses due to increased headcount. These increases were partially offset by a decrease in project spending for EP-6101, EP-4104, and EP-5101. Additionally, we received certain cost reimbursements from our commercial partner for EP-3101 RTD during the six months ended June 30, 2016.

Selling, General and Administrative

	Six Months Ended June 30,		Increase
	2017	2016
	(in thousands)
Selling, general and administrative	$42,279	$24,118	$18,161

Selling, general and administrative expenses increased $18.2 million in the six months ended June 30, 2017 to $42.3 million as compared to $24.1 million in the six months ended June 30, 2016. This increase is principally related to a $5.7 million increase in salary and personnel related expenses, including stock based compensation expense, as we build out areas to support the growing needs of the business and sales force, $9.0 million increase in sales and marketing spend in preparation for the launch of Ryanodex for exertional heat stroke in the second half of 2017, $0.9 million increase in professional fees, $1.2 million expense in 2017 for amortization of the definite-lived intangible asset acquired and re-measurement of contingent consideration in the Eagle Biologics acquisition, and $0.4 million increase in travel expenses.

Gain on sale of asset
On March 29, 2016, we entered into the Diclofenac Asset Purchase Agreement pursuant to which we sold certain intellectual property related to diclofenac-misoprostol in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, we received a one-time payment at closing of $1.75 million included in operating expenses.

Other Income (Expense)

	Six Months Ended June 30,		Decrease / Increase
	2017	2016
	(in thousands)
Interest income	$17	$51	$(34)
Interest expense	(67)	(4)	(63)
Total other income (expense), net	$(50)	$47	$(97)
Interest expense increased in the six months ended June 30, 2017 related to the amortization of debt issuance costs.
Provision for Income Taxes

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Provision for income taxes	$11,121	$603
Effective tax rate	29%	5%
The provision for income taxes was based on the applicable federal and state tax rates for those periods.  For periods with a loss before benefit for income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate. For periods with income before provision for income taxes, favorable tax items result in an decrease in the effective tax rate, while, unfavorable tax items result in an increase in the effective tax rate. The effective tax rate for the six months ended June 30, 2017 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity. During the six months ended June 30, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability (see Note to Condensed Consolidated Financial Statements - Note 11 - Income Taxes).

Net Income
Net income for the six months ended June 30, 2017 was $27.4 million as compared to net income of $12.2 million in the six months ended June 30, 2016, as a result of the factors discussed above.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through public offerings of common stock, private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $55.4 million and $75.6 million as of June 30, 2017 and June 30, 2016, respectively.

For the six months ended June 30, 2017, we realized net income of $27.4 million. As of June 30, 2017, we had a working capital surplus of $91.9 million. For the six months ended June 30, 2016, we realized net income of $12.2 million. Although the Company has incurred significant losses since its inception in January 2007, we recently became profitable and have retained earnings of$1.8 million as of June 30, 2017.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
The Company expects to use future loans, if any, under the Credit Facility (described above under "Recent Developments"), for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the six months ended June 30, 2017 was $25.1 million. Net income for the period was $27.4 million offset by non-cash adjustments of approximately $19.0 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and change in fair value of contingent consideration. Net changes in working capital decreased cash from operating activities by approximately $21.3 million, due to an increase in accounts receivable of $11.0 million, an increase in inventories of $0.8 million, an increase in prepaid expenses and other current assets of $0.3 million , a decrease in accounts payable of $2.6 million, and a decrease in accrued expenses and other liabilities of $6.6 million. The total amount of accounts receivable at June 30, 2017 was approximately $53.2 million, which included approximately $15.8 million of product sales and $37.4 million of royalty and milestone income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
Net cash provided by operating activities for the six months ended June 30, 2016 was $0.5 million. Net income for the period was $12.2 million offset by non-cash adjustments of approximately $4.5 million from depreciation, amortization of intangible assets, stock-based compensation expense, royalty interest related to the Non-Alcohol Docetaxel Injection acquisition and gain on the sale of diclofenac-misoprostol. Net changes in working capital decreased cash from operating activities by approximately $16.2 million, due to an increase in accounts receivable of $25.8 million, an increase in accounts payable of $7.6 million, a decrease in other assets of $0.1 million, a decrease in prepaid expenses and other current assets of $0.3 million, a decrease in inventories of $8.7 million, a decrease in deferred revenue of $6.0 million and a decrease in accrued expenses and other liabilities of $1.1 million. The total amount of accounts receivable at June 30, 2016 was approximately $52.0 million, which included approximately $8.1 million of product sales, approximately $37.7 million of royalty income and $6.2 million in cost reimbursements, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
Investing Activities:
In the six months ended June 30, 2017, we invested $0.9 million in purchases of property and equipment.
In the six months ended June 30, 2016, we invested $0.9 million in purchases of property and equipment and invested and redeemed $62.0 million of short term investments. We also purchased Non-Alcohol Docetaxel Injection for $4.8 million and divested diclofenac-misoprostol and received $1.8 million.
Financing Activities:
Net cash used in financing activities for the six months ended June 30, 2017 was $21.7 million, primarily resulting from $25.3 million in cash settlements on repurchases of common stock and $0.5 million payment of debt financing costs. This was partially offset by the issuance of common stock for stock option exercises of $4.1 million.
Net cash provided by financing activities for the six months ended June 30, 2016 was $0.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2017	2018	2019	2020	2021	Beyond
Operating lease obligations	$2,828	334	670	674	395	117	638
Purchase obligations	$14,994	14,994	—	—	—	—	—
At June 30, 2017, the Company has purchase obligations in the amount of $14,994, which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2026, respectively. Rental expense was $157 and $156 for the three months ended June 30, 2017 and 2016, and $319 and $318 for the six months ended June 30, 2017 and 2016, respectively. The future lease payments under the operating leases are $2,828 as of June 30, 2017, payable monthly through June 30, 2020.

Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017.

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
Based on their evaluation at June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our enhanced review procedures and documentation standards were in place and operating during the first and second quarters of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

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
Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the Court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleged that defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the NDA submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants’ filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants’ filed their reply on March 1, 2017. On May 19, 2017, the Court granted defendant’s motion to dismiss and dismissed the Amended Complaint without prejudice. On June 1, 2017, the Court entered an order granting plaintiffs until July 3, 2017 to file an amended complaint.  Plaintiffs did not file an amended complaint on or before July 3, 2017 and, therefore, on August 2, 2017, the Court entered an order dismissing the case with prejudice and directing the clerk to close the case.
Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and anticipate either a schedule for oral argument or a disposition from the court in 2017.
Medicines Company v. Eagle
On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint in the U.S. District Court for the District of New Jersey against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (“EP-6101”). MDCO amended that complaint in April of 2016. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO, which was terminated by the Company on September 17, 2013. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing EP-6101, and that EP-6101 infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims survived the termination of the LDA. The Company filed a motion for summary judgment in October 2016, which was denied on March 15, 2017. The Company continues to dispute the allegations made by MDCO and believes it has meritorious defenses to all of MDCO’s claims. Fact discovery is ongoing and closes in December 2017, with expert discovery closing in April 2018.

Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, cash flows or future results. Except for the risk factors set forth below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We cannot give any assurance that we will receive regulatory approval for our product candidates, which is necessary before they can be commercialized.

Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. In addition, the process for obtaining regulatory approval to market biologic products is expensive, often takes many years, and can vary substantially based on the type, complexity and novelty of the product candidate involved. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies, which may cause lengthy delays and increased costs to our programs. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. If we do not obtain regulatory approval of new products or additional indications for existing products, or are significantly delayed or limited in doing so, our revenue growth will be adversely affected, we may experience surplus inventory, or our business may be materially harmed and we may need to significantly curtail operations. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and requested additional information. We have elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market. Additionally, in July of 2017 we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for Ryanodex for the treatment of EHS, in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for Ryanodex for EHS. We disagree with the FDA’s conclusion and are currently evaluating our options, but there can be no assurance that the FDA will ultimately approve the NDA.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates.

We have no experience submitting BLAs and have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and requested additional information. We have elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market. Additionally, in July of 2017 we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for Ryanodex for the treatment of EHS, in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for Ryanodex for EHS. We disagree with the FDA’s conclusion and are currently evaluating our options, but there can be no assurance that the FDA will ultimately approve the NDA.

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

On November 4, 2015, we entered into the Spectrum Agreement under which Spectrum agreed to sell and market one of our products through June 2017. We had the option to extend the initial term of this agreement by six months to December 31, 2017 at our sole election, but we elected not to exercise that option and the Spectrum agreement has expired.

We and any other commercialization partner we engage in the future may not be able to attract, hire, train and retain qualified sales and sales management personnel. If we or our future partners, if any, are not successful in maintaining an effective number of qualified sales personnel, our ability to effectively market and promote our products may be impaired. Even if we are able to effectively build and maintain such sales personnel, such efforts may not be successful in commercializing our products.

The efforts of our partners in many instances would likely be outside our control. If any future partner is unsuccessful in their efforts, or we are unable to maintain such commercial partnerships or to effectively establish alternative arrangements for our products, our business could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of our equity securities during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
April 1, 2017 to April 30, 2017	7,780	$84.28	7,780	$23,689
May 1, 2017 to May 31, 2017	132,983	$79.25	132,983	12,686
June 1, 2017 to June 30, 2017	—	$—	—	12,686
Total	140,763	$81.57	140,763

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

EAGLE PHARMACEUTICALS, INC.

DATED: August 9, 2017	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: August 9, 2017	By:	/s/ Pete A. Meyers
Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
10.1 (2)	Offer Letter between the Registrant and Pete A. Meyers dated May 12, 2017
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibits 3.2 and 3.4, respectively, to the Registrant’s Registration Statement on Form S-1 (File No. 333-192984), as amended, as filed with the SEC on January 28, 2014.
(2) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36306), as filed with the SEC on May 15, 2017.