Form 10-Q
period 2017-09-30
EAGLE PHARMACEUTICALS, INC.
filed 2017-11-08
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of November 1, 2017: 14,921,623 shares.

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

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,545	$52,820
Accounts receivable, net	71,601	42,194
Inventories	4,878	2,739
Prepaid expenses and other current assets	8,130	11,357
Total current assets	182,154	109,110
Property and equipment, net	4,365	3,316
Intangible assets, net	24,002	33,372
Goodwill	39,743	39,743
Deferred tax asset, net	16,502	28,643
Other assets	124	136
Total assets	$266,890	$214,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,902	$14,716
Accrued expenses	20,438	25,237
Current portion of contingent consideration	55	1,012
Current portion of long-term debt	5,000	—
Total current liabilities	34,395	40,965
Contingent consideration, less current portion	17,482	22,129
Long-term debt, less current portion	43,936
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,071,435 and 15,890,862 issued as of September 30, 2017 and December 31, 2016, respectively	16	16
Additional paid in capital	229,655	213,872
Retained earnings (Accumulated deficit)	17,199	(25,659)
Treasury stock, at cost, 1,150,437 and 566,838 shares as of September 30, 2017 and December 31, 2016, respectively	(75,793)	(37,003)
Total stockholders' equity	171,077	151,226
Total liabilities and stockholders' equity	$266,890	$214,320
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Product sales	$6,905	$7,837	$34,895	$31,566
Royalty revenue	43,616	26,246	117,527	67,025
License and other revenue	12,500	3,750	37,500	9,750
Total revenue	63,021	37,833	189,922	108,341
Operating expenses:
Cost of product sales	4,815	6,000	24,490	25,949
Cost of royalty revenue	6,850	4,425	18,990	10,538
Research and development	8,954	3,207	23,163	13,612
Selling, general and administrative	16,669	11,661	58,100	34,300
Gain on sale of asset	—	—	—	(1,750)
Asset impairment charge	7,235	—	7,235	—
Change in fair value of contingent consideration	(6,452)	232	(5,604)	627
Total operating expenses	38,071	25,525	126,374	83,276
Income from operations	24,950	12,308	63,548	25,065
Interest income	35	26	52	76
Interest expense	(527)	(3)	(594)	(6)
Total other (expense) income	(492)	23	(542)	70
Income before income tax provision	24,458	12,331	63,006	25,135
Income tax provision	(9,027)	(379)	(20,148)	(983)
Net Income	$15,431	$11,952	$42,858	$24,152
Earnings per share attributable to common stockholders:
Basic	$1.03	$0.77	$2.82	$1.55
Diluted	$0.98	$0.73	$2.68	$1.46
Weighted average number of common shares outstanding:
Basic	15,047,917	15,570,740	15,174,426	15,614,328
Diluted	15,764,360	16,450,182	16,015,051	16,501,167
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2016	15,891	16	$213,872	$(37,003)	$(25,659)	$151,226
Stock-based compensation expense	—	—	11,618	—	—	11,618
Issuance of common stock upon exercise of stock option grants	180	—	4,165	—	—	4,165
Common stock repurchases	—	—	—	(38,790)	—	(38,790)
Net income	—	—	—		42,858	42,858
Balance at September 30, 2017	16,071	$16	$229,655	$(75,793)	$17,199	$171,077

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$42,858	$24,152
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,141	—
Depreciation expense	657	461
Amortization of intangible assets	2,135	461
Stock-based compensation	11,618	7,539
Change in fair value of contingent consideration	(5,604)	627
Amortization of debt issuance costs	128	—
Gain on sale of diclofenac-misoprostol	—	(1,750)
Asset impairment charge	7,235	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,407)	(20,783)
(Increase) decrease in inventories	(2,139)	7,936
Decrease (increase) in prepaid expenses and other current assets	3,227	(3,713)
Decrease in other assets	12	49
(Decrease) increase in accounts payable	(5,814)	7,747
Decrease in deferred revenue	—	(6,000)
Decrease in accrued expenses and other liabilities	(4,049)	(3,074)
Net cash provided by operating activities	32,998	13,652
Cash flows from investing activities:
Purchase of property and equipment	(1,706)	(1,083)
Purchase of short term investments	—	(62,000)
Maturities of short term investments	—	62,000
Payment for business acquisition	—	(4,850)
Payment for intangible asset	(750)	(14,000)
Proceeds from sale of diclofenac-misoprostol	—	1,750
Net cash used in investing activities	(2,456)	(18,183)
Cash flows from financing activities:
Proceeds from common stock option exercise	4,165	1,486
Payment of debt financing costs	(1,192)	—
Payment of contingent consideration	—	(230)
Proceeds from long-term debt	50,000	—
Repurchases of common stock	(38,790)	(16,497)
Net cash provided by (used in) financing activities	14,183	(15,241)
Net increase (decrease) in cash	44,725	(19,772)
Cash and cash equivalents at beginning of period	52,820	79,083
Cash and cash equivalents at end of period	$97,545	$59,311
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$8,845	$2,800
Non-cash financing activities
Common stock repurchase not yet paid	—	1,500
Contingent consideration - business acquisition	—	6,370
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017. Unless otherwise indicated or required by context, reference throughout to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

On October 13, 2015, the Company entered into an exclusive U.S. licensing agreement (the "Teikoku Agreement") with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment of $250 thousand upon execution of the agreement which was included in research and development in the Company's statement of operations in the fourth quarter of 2015. In January 2016, the Company made an additional payment of $4.85 million to Teikoku upon FDA approval and NDA transfer to Eagle. In addition, the Company is obligated to pay 25% royalties on future gross profits. The Company accounted for the transaction as a business combination in 2016. The results of operations related to Non-Alcohol Docetaxel Injection have been included in the statements of income from the date of acquisition. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition (see Note 4 - Acquisitions).

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

On March 18, 2016, the Company received a Complete Response Letter from the FDA for EP-6101 ready-to-use ("RTU") bivalirudin ("EP-6101") in which the FDA stated it cannot approve the application in its present form and requested additional information from the Company. The Company has elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products are able to enter the market.

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

On August 3, 2016, the Company amended its agreement with Lyotropic Therapeutics, Inc. to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $15.0 million, which we recorded as an intangible asset (see Note 7 - Intangible Assets, Net).

On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

to an additional $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the Share Repurchase Program and the New Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Programs have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. The Company repurchased 583,599 shares of common stock for $38.8 million during the nine months ended September 30, 2017, and a total of 566,838 shares of common stock for $37.0 million in the year ended December 31, 2016.

On November 16, 2016 the Company entered into a stock purchase agreement to acquire Arsia Therapeutics, Inc. (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, at closing we paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges with large molecule products (see Note 4 - Acquisitions).

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke ("EHS"), in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for Ryanodex for EHS. We disagree with the FDA’s conclusion and are currently evaluating our options.

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”).  At closing, which occurred on August 8, 2017, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn.  The Company may make one other draw on the term loan facility on or before February 4, 2018.  The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility.

On September 20, 2017, the Company entered into a Product Collaboration and License Agreement, effective as of September 19, 2017, (the “SymBio License Agreement”) with SymBio Pharmaceuticals Limited (“SymBio”) for the rights to develop and commercialize the Company’s bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product (collectively, the “Products”) in Japan. Under the License Agreement, SymBio will be responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan, with a target for regulatory

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

approval of a Product in Japan in 2020. SymBio will bear all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, Eagle would share 50% of the out-of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. Based on the Company's assessment of the probability of additional costs, we have not deferred revenue on the Symbio License Agreement. SymBio will also be responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

SymBio currently markets in Japan TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma (“MCL”), and as a first line treatment of low-grade NHL and MCL. Under the SymBio License Agreement, SymBio may continue to market TREAKISYM® in Japan and SymBio will be permitted to develop and market certain other bendamustine hydrochloride products in Japan for limited indications.

Pursuant to the terms of the SymBio License Agreement, the Company and SymBio will enter into a separate supply agreement, under which the Company will be responsible for manufacturing and supplying the Products to SymBio for development and commercialization in Japan. After a period of time following launch of a Product, SymBio will have the right to assume the responsibility for manufacturing of the Products in and for Japan. Under the Symbio License Agreement, the Company will retain the right to control the prosecution, maintenance and enforcement of the Company’s patents covering the Products, both inside and outside of Japan.

Under the Symbio License Agreement, the Company earned an upfront non-refundable cash payment of $12.5 million in the third quarter of 2017, and is eligible to receive a milestone payment upon approval of a Product in Japan and a milestone payment upon achievement of certain cumulative net sales of the Products in Japan. After regulatory approval of a Product in Japan, the Company will also receive tiered, low double-digit royalties on net sales of the Products in Japan for so long as there are patents covering the Products in Japan or regulatory exclusivity for the Products in Japan.

On October 27, 2017, the FDA granted tentative approval for the Company’s PEMFEXY™, a pemetrexed injection ready-to-dilute formulation ("Eagle's Pemfexy Product") for locally advanced or metastatic nonsquamous non-small cell lung cancer in combination with cisplatin; locally advanced or metastatic nonsquamous non-small cell lung cancer in patiensts whose disease has not progressed after four cycles of platinum-based first-line chemotherapy, as maintenance treatment; locally advanced or metastatic nonsquamous non-small cell lung cancer after prior chemotherapy as a single agent; and malignant pleural mesothelioma in patients whose disease is unresectable or who are otherwise not candidates for curative surgery in combination with cisplatin.

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
The fair value of interest-bearing cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to their life being short term in nature, and are classified as Level 1 for all periods presented.
The fair value of the contingent consideration/accrued royalty is classified as Level 3 for the period presented.
Intangible Assets
The Company capitalizes and includes in intangible assets the costs of acquired product licenses and developed technology purchased individually or identified in a business combination. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization. The Company amortizes its definite-lived intangible assets using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. We will evaluate the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of income. We identified an impairment to our intangible asset for Non-Alcohol Docetaxel Injection in the three months ended September 30, 2017 (See Note 7 - Intangible Assets, Net).
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Goodwill
Goodwill, which represents the excess of purchase price over the fair value of net assets acquired in the Eagle Biologics acquisition, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment in the fourth quarter. Goodwill is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model requires a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our reporting units using an appropriate valuation methodology. If the net book value of a reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. An impairment charge is recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. We did not identify any impairment to goodwill during the periods presented.
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
Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell Argatroban and Bendeka. The Company's customers for Argatroban and Bendeka are its commercial and licensing partners, therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements. Under the SymBio License Agreement, the Company earned an upfront non-refundable cash payment of $12.5 million in the third quarter of 2017.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	67%	77%	78%	72%
SymBio Pharmaceuticals Limited	20%	—%	7%	—%
Other	13%	23%	15%	28%
	100%	100%	100%	100%

	September 30,	December 31,
	2017	2016
Accounts receivable
Cephalon, Inc. (Teva)	64%	74%
SymBio Pharmaceuticals Limited	18%	—%
Other	18%	26%
	100%	100%
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
Research and Development Expense
Costs incurred for research and product development, including costs incurred for technology in the development stage, are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Advance payments for goods or services that will be used for future research and development activities are capitalized as deferred cost and expensed as the related goods are delivered or services performed. Recoveries of previously recognized research and development expenses from third parties are recorded as a reduction to research and development expense in the period it becomes realizable.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $2,568 and $3,104 for the three months ended September 30, 2017 and 2016, respectively, and $17,296 and $8,825 for the nine months ended September 30, 2017 and 2016, respectively.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a milestone payment of $15 million for regulatory approval, received a $40 million milestone upon receipt of the J-Code and received a $25 million in an additional sales based milestone payment for reaching $500 million in net product sales of Bendeka. In 2015, the $30 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in the first quarter of 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing an NDA on February 13, 2015, and the remaining obligations were estimated to require minimal effort. On December 7, 2015, the FDA approved Bendeka (50 mL bendamustine hydrochloride) marking the achievement of a milestone which entitled the Company to a $15 million payment which was received in January 2016. The Company received a $40 million milestone payment in November 2016 upon receipt of the

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

unique J-Code. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales. In March 2017, the Company received a $25 million sales-based milestone payment for reaching $500 million in net product sales.
As discussed above, under the Symbio License Agreement, the Company earned an upfront non-refundable cash payment of $12.5 million during three months ended September 30, 2017.
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
The anti-dilutive common shares equivalents outstanding at the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options	1,671,570	1,387,997	1,580,277	1,375,351
Total	1,671,570	1,387,997	1,580,277	1,375,351

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Numerator for basic and diluted earnings per share-net income	$15,431	$11,952	$42,858	$24,152
Denominator
Basic weighted average common shares outstanding	15,047,917	15,570,740	15,174,426	15,614,328
Dilutive effect of stock options	716,443	879,442	840,625	886,839
Diluted weighted average common shares outstanding	15,764,360	16,450,182	16,015,051	16,501,167
Basic net income per share
Basic net income per share	$1.03	$0.77	$2.82	$1.55
Diluted net income per share
Diluted net income per share	$0.98	$0.73	$2.68	$1.46

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. In July 2015, the FASB deferred the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016). The Company expects to adopt this guidance on January 1, 2018. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company expects to adopt the new guidance following the modified retrospective approach.
The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized. The underlying principle is that revenue is to be recognized for the transfer of goods or services to customers that reflects the amount of consideration that the Company expects to be entitled to in exchange for those goods or services.
The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. Although the Company is continuing to assess the impact of the new guidance, the Company believes the most significant impact will relate to the recognition of license milestone revenues. The Company continues to work on its plan for implementation of the new guidance including reviewing accounting policies and evaluating internal controls and will implement any changes as required to facilitate adoption of the new guidance.
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
Recent Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In 2016, we early adopted this ASU. With the adoption of this ASU, the Company continues to estimate forfeitures in the calculation of stock-based compensation.

Note 4. Acquisitions
Acquisition of Non-Alcohol Docetaxel Injection

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

During the three months ended September 30, 2017, the Company recorded a change in the fair value of contingent consideration of $6.9 million. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured due to the loss of a customer and other market conditions identified during the 3rd quarter of 2017 for the product and partially offset by accretion for the time value of money.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability, which was recorded in the Company's condensed consolidated statements of income:

Opening Balance January 12, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance September 30, 2017
$6,370	$856	$(286)	$6,940	$(6,203)	$—	$737

Total consideration of $11,220, which is comprised of the $4,850 cash paid on FDA approval and NDA transfer to the Company and the fair value of contingent consideration has been attributed to the intangible asset for Non-Alcohol Docetaxel Injection product rights.

The results of operations related to Non-Alcohol Docetaxel Injection have been included in the statements of income from the date of acquisition. Pro forma results of operations have not been presented because the effect of Non-Alcohol Docetaxel Injection was not material. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $1,106 and a net loss of $549 in the three months ended September 30, 2017. The Company recorded product sales of Non-Alcohol Docetaxel Injection of $3,764 and a net loss of $5,678 in the nine months ended September 30, 2017. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition.

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

(i)
Under the stock purchase agreement, the number of common shares to be issued to the seller is equal to $2.7 million divided by the average of the closing day price per share for the thirty (30) trading days prior to the Closing Date. The average price of the common stock of 30 days prior to closing was $68.18. Accordingly, the number of common stock to be issued to the seller was determined at 40,200 shares ($2.7 million divided by $68.18 per share). The fair value of the common stock issued was determined based on the closing price of Eagle’s common stock on November 16, 2016.

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

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability since acquisition through September 30, 2017, which was recorded in selling, general and administrative expense in the condensed consolidated statements of income:

Opening Balance November 16, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance September 30, 2017
$16,100	$101	$—	$16,201	$600	$—	$16,801

5. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2017	2016
Raw material	$1,833	$1,131
Work in process	428	900
Finished products	2,617	708
	$4,878	$2,739

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2017	2016
Advances to commercial manufacturers	$4,631	$7,600
Prepaid FDA user fee	—	1,592
Prepaid insurance	307	135
Prepaid income taxes	2,176	1,654
Prepaid research and development	166	21
All other	850	355
Total Prepaid expenses and other current assets	$8,130	$11,357
Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Royalties payable to commercial partners	$6,897	$9,068
Accrued research & development	3,500	3,528
Accrued professional fees	3,185	2,094
Accrued salary and other compensation	3,098	6,003
Accrued product costs	3,154	2,856
Accrued other	604	1,688
Total Accrued expenses	$20,438	$25,237

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

7. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		September 30, 2017
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,039)	$(7,235)	$2,946
Ryanodex intangible	20	15,000	(627)	—	14,373
Developed technology	5	8,100	(1,417)	—	6,683
Total		$34,320	$(3,083)	$(7,235)	$24,002

		December 31, 2016
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Docetaxel product rights	18	$11,220	$(571)	$10,649
Ryanodex intangible	20	15,000	(174)	14,826
Developed technology	5	8,100	(203)	7,897
Total		$34,320	$(948)	$33,372
Amortization expense was $711 and $201 for the three months ended September 30, 2017 and 2016, respectively, and $2,135 and $461 for the nine months ended September 30, 2017 and 2016, respectively.
Intangible Asset Impairment
During the three months ended September 30, 2017, the Company experienced a decline in customer contracts and saw a drop in market pricing for Non-Alcohol Docetaxel Injection. Accordingly, the Company estimated the fair value of our Non-Alcohol Docetaxel Injection product and determined the carrying amount of the intangible asset was no longer fully recoverable, resulting in a pre-tax, non-cash asset impairment charge of $7.2 million during the three months ended September 30, 2017.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of September 30, 2017, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2017 (remainder)	$628
2018	2,685
2019	2,807
2020	2,953
2021	2,910
All other	12,019
Total estimated amortization expense	$24,002

8. Common Stock and Stock-Based Compensation
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to an additional $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the Share Repurchase Program and the New Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Programs have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
We repurchased the following shares of common stock with cash resources during the nine months ended September 30, 2017:

Shares of common stock repurchased	583,599
Value of common stock repurchased	$38,790

In December 2007, the Company's board of directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock-based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's board of directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting may be accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

thereunder by 500,000 shares. After accounting for such increase, and as of such amendment, the Company has reserved and made available 2,046,128 shares of common stock for issuance under the 2014 Plan.
The fair value of stock options granted to employees, directors, and consultants was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.70% - 2.19%	0.94% - 1.41%	1.70% - 2.42%	0.94% - 1.90%
Volatility	34.48%	31.68%	36.91%	31.34%
Expected term (in years)	5.50 - 7.00 years	5.00 - 7.00 years	5.50 - 7.00 years	5.00 - 7.00 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized share-based compensation in its statements of income for the three and nine months ended September 30, 2017 and 2016 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative	$2,795	$1,584	$8,662	$5,501
Research and development	933	666	2,956	2,038
Total	$3,728	$2,250	$11,618	$7,539

9. Commitments
At September 30, 2017, the Company has purchase obligations in the amount of $17,895 which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2026, respectively. Rental expense was $184 and $145 for the three months ended September 30, 2017 and 2016, and $503 and $463 for the nine months ended September 30, 2017 and 2016, respectively. The future lease payments under the operating leases are $2,661 as of September 30, 2017, payable monthly through June 30, 2020.

	Total	2017	2018	2019	2020	2021	Beyond
Operating lease obligations	$2,661	167	670	674	395	117	638
Purchase obligations	$17,895	17,895	—	—	—	—	—

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company, through various requests for information, was informed by the licensor in 2016 that it had voluntarily withdrawn the filing of the product application from the FDA in a prior year. Under the terms of the agreement, the milestones required to earn the $6,000 previously included in deferred revenue all related to the filing. The voluntary withdrawal of the filing by the licensor relieved the Company of further obligation with regard to performance under the milestones. Accordingly, during the three months ended March 31, 2016, the Company recognized the $6,000 as license and other income.
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

11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for income taxes	$9,027	$379	$20,148	$983
Effective tax rate	37%	3%	32%	4%

The effective tax rate for the three months ended September 30, 2017 reflects the tax benefit of stock option exercises in the period and credits for research and development activity. During the three months ended September 30, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability.
The effective tax rate for the nine months ended September 30, 2017 reflects the tax benefit of stock option exercises in the period and credits for research and development activity. During the nine months ended September 30, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability.
Deferred income tax assets at September 30, 2017 consist of temporary differences primarily related to net operating loss carryforwards, stock-based compensation, and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company has no amount recorded for any unrecognized tax benefits as of September 30, 2017. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

12. Legal Proceedings

Commercial Litigation

In Re: Taxotere (Docetaxel)

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

In March 2017, the Company reached agreements in principle with the Plaintiffs’ Steering Committee in this matter to voluntarily dismiss the Company from all of the law suits in which it was named and from the master complaint. The Company is in the process of working with the other parties in this matter to have it removed from the Multidistrict litigation entirely.  As part of the agreement, in the event a case is brought in the future with facts that justify the Company’s inclusion, the plaintiffs reserved the right to include the Company in such matter.  The plaintiffs have filed several additional lawsuits since the parties’ agreement in principle to dismiss, and the Company is in the process of working with plaintiffs to explore the possibility of dismissing those lawsuits.  The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicines Company v. Eagle

On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint in the U.S. District Court for the District of New Jersey against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (“EP-6101”). MDCO amended that complaint in April of 2016. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO, which was terminated by the Company on September 17, 2013. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing EP-6101, and that EP-6101 infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims survived the termination of the LDA. The Company filed a motion for summary judgment in October 2016, which was denied on March 15, 2017. The Company continues to dispute the allegations made by MDCO and believes it has meritorious defenses to all of MDCO’s claims. Fact discovery is ongoing and closes in December 2017, with expert discovery closing in April 2018. Based on recent events, the Company has filed a motion seeking to have the case dismissed from federal court based on the Court lacking subject matter jurisdiction.  That motion is pending. Moreover, the Company filed a motion to stay any further discovery pending a determination of its motion to dismiss.
Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the Court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleged that defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the NDA submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants’ filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants’ filed their reply on March 1, 2017. On May 19, 2017, the Court granted defendant’s motion to dismiss and dismissed the Amended Complaint without prejudice. On June 1, 2017, the Court entered an order granting plaintiffs until July 3, 2017 to file an amended complaint.  Plaintiffs did not file an amended complaint on or before July 3, 2017 and, therefore, on August 2, 2017, the Court entered an order dismissing the case with prejudice and directing the clerk to close the case. On August 31, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit, indicating their intent to appeal from the Court’s May 19, 2017 and August 2, 2017 orders. On October 4, 2017, plaintiffs-appellants filed a motion to withdraw their appeal and, on October 5, 2017, the Court of Appeals issued an order dismissing the appeal without costs to either party.

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

Eagle v. Eli Lilly

On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey against Eli Lilly and Company (“Lilly”), Case No. 2:17-CV-06415.  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product (to compete with Lilly’s Alimta).   Lilly has accepted service and answered the complaint on October 27, 2017. Lily also filed a motion to transfer this case to Delaware on October 27, 2017. Eagle filed a motion to oppose such transfer on November 6, 2017. No other dates or proceedings have been scheduled at this time.  The Company believes it has valid claims against Lilly and the right to seek injunctive relief and damages. However, litigation is inherently uncertain, and the Company cannot predict the outcome of this litigation.

Patent Litigation
Eli Lilly and Company. v. Eagle Pharmaceuticals, Inc.(Pemetrexed)

On August 14, 2017, Lilly filed suit against the Company in the United States District Court for the Southern District of Indiana (the “Indiana Suit”).  Lilly alleged patent infringement based on the filing of the Company’s 505(b)(2) NDA seeking approval to manufacture and sell the Company’s PEMFEXYTM (Pemetrexed Injection), 25 mg/mL, 500 mg vials ("Eagle’s Pemfexy Product").  Eagle’s Pemfexy Product, if finally approved by FDA, will be a branded alternative to Alimta®, which is indicated (in combination with cisplatin) (a) for the treatment of patients with malignant pleural mesothelioma, or (b) for the initial treatment of locally advanced or metastatic nonsquamous non-small cell lung cancer.  Alimta® also is indicated as a single-agent for the treatment of patients with locally advanced or metastatic nonsquamous non-small cell lung cancer after prior chemotherapy.  Alimta® also is indicated for maintenance treatment of patients with locally advanced or metastatic nonsquamous non-small cell lung cancer whose disease has not progressed after four cycles of platinum-based first-line chemotherapy.

On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue.  On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit.  It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”).  Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017.  Lilly answered Eagle’s counterclaims on October 24, 2017.  The case is pending and the Court has ordered a scheduling conference on December 11, 2017.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC - (BENDEKA®)

BENDEKA®, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Three companies - Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), and Fresenius Kabi USA, LLC (“Fresenius”) - have filed Abbreviated New Drug Applications (“ANDA’s”) referencing BENDEKA® that include challenges to one or more of the BENDEKA® Orange Book-listed patents.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex and Fresenius in the United States District Court for the District of Delaware on August 16, 2017, August 18, 2017, and August 24, 2017, respectively. The Patentees allege infringement of the challenged patents, namely U.S. Patent No. 8,791,270 against Slayback, and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius and Apotex. Slayback and Fresenius answered the complaints and filed various counterclaims on September 29, 2017 and September 15, 2017, respectively. The Patentees answered Slayback’s counterclaims on October 20, 2017, and Fresenius’ counterclaims on October 6, 2017. Apotex has not yet answered the Patentees’ complaint against it. All three cases are pending.
The FDA is stayed from approving Slayback’s, Apotex’s and Fresenius’ ANDA’s until the earlier of (1) January 6, 2020, January 7, 2020, and January 14, 2020 respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action.

13. Debt

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”). The Company recorded $0.3 million of debt extinguishment costs related to the amendment included in selling, general and administrative expenses during the three months ended September 30, 2017. As of September 30, 2017, the Company has $1.1 million of unamortized deferred debt issuance costs as part of long-term debt in our condensed consolidated balance sheets.

At closing, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn. The Company may make one other draw on the term loan facility on or before February 4, 2018.  The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility. The Company is obligated to repay the term loan facility on the last day of each March, June, September and December in an aggregate principal amount equal to 2.5% during the term of the loan.

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

Recent Developments

Pursuant to an exclusive U.S. licensing agreement (the "Teikoku Agreement") with Teikoku Pharma USA, Inc. ("Teikoku"), in January 2016, the Company made an additional payment of $4.85 million to Teikoku following FDA approval of Non-Alcohol Docetaxel Injection and NDA transfer to Eagle. The Company accounted for the transaction as a business combination in 2016. The results of operations related to Non-Alcohol Docetaxel Injection have been included in the statements of income from the date of acquisition. The Company did not incur any significant acquisition related costs in connection with the Non-Alcohol Docetaxel Injection acquisition.

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

On March 18, 2016, the Company received a Complete Response Letter from the FDA for EP-6101 ready-to-use ("RTU") bivalirudin ("EP-6101") in which the FDA stated it cannot approve the application in its present form and requested additional information from the Company. The Company has elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products are able to enter the market.

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

On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to an additional $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the Share Repurchase Program and the New Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Programs have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. We repurchased 583,599 shares of common stock for $38.8 million during the nine months ended September 30, 2017, and a total of 566,838 shares of common stock for $37.0 million in the year ended December 31, 2016.
During the quarter-ended September 30, 2016, we entered into an amendment to the Exclusive License Agreement originally entered into with Cephalon (the "Cephalon License") and the related supply agreements for Bendeka. Prior to such amendment (and as consented to by Eagle), Cephalon assigned to Teva Pharmaceuticals International GmbH ("TPIG") all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which Eagle and TPIG are now parties. The amendment expands the geographical scope of the rights granted under the original agreement to include certain territories outside the US and Canada. In accordance with this amendment, we recorded $1.75 million in license and other revenue in the consolidated statements of operations for the year-ended December 31, 2016. We are also eligible to receive up to $750 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, as well as royalties on future sales.

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

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”).  At closing, which occurred on August 8, 2017, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn.  The Company may make one other draw on the term loan facility on or before February 4, 2018.  The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility.

On September 20, 2017, the Company entered into a Product Collaboration and License Agreement, effective as of September 19, 2017, (the “SymBio License Agreement”) with SymBio Pharmaceuticals Limited (“SymBio”) for the rights to develop and commercialize the Company’s bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product (collectively, the “Products”) in Japan. Under the License Agreement, SymBio will be responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan, with a target for regulatory approval of a Product in Japan in 2020. SymBio will bear all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, Eagle would share 50% of the out-of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. Based on the Company's assessment of the probability of additional costs, we have not deferred revenue on the Symbio License Agreement. SymBio will also be responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

SymBio currently markets in Japan TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma (“MCL”), and as a first line treatment of low-grade NHL and MCL. Under the SymBio License Agreement, SymBio may continue to market TREAKISYM® in Japan and SymBio will be permitted to develop and market certain other bendamustine hydrochloride products in Japan for limited indications.

Pursuant to the terms of the SymBio License Agreement, the Company and SymBio will enter into a separate supply agreement, under which the Company will be responsible for manufacturing and supplying the Products to SymBio for development and commercialization in Japan. After a period of time following launch of a Product, SymBio will have the right to assume the responsibility for manufacturing of the Products in and for Japan. Under the SymBio License Agreement, the Company will retain the right to control the prosecution, maintenance and enforcement of the Company’s patents covering the Products, both inside and outside of Japan.

Under the SymBio License Agreement, the Company earned an upfront non-refundable cash payment of $12.5 million in the third quarter of 2017, and is eligible to receive a milestone payment upon approval of a Product in Japan and a milestone payment upon achievement of certain cumulative net sales of the Products in Japan. After regulatory approval of a Product in Japan, the Company will also receive tiered, low double-digit royalties on net sales of the Products in Japan for so long as there are patents covering the Products in Japan or regulatory exclusivity for the Products in Japan.

On October 27, 2017, the FDA granted tentative approval for the Company’s PEMFEXY™, a pemetrexed injection ready-to-dilute formulation for locally advanced or metastatic nonsquamous non-small cell lung cancer in combination with cisplatin; locally advanced or metastatic nonsquamous non-small cell lung cancer in patents whose disease has not progressed after four cycles of platinum-based first-line chemotherapy, as maintenance treatment; locally advanced or metastatic nonsquamous non-small cell lung cancer after prior chemotherapy as a single agent; and malignant pleural mesothelioma in patients whose disease is unresectable or who are otherwise not candidates for curative surgery in combination with cisplatin.

Financial Operations Overview
Revenue

Revenue includes product sales, royalty revenue and license and other revenue.
Product Sales. We recognize revenues from product sales of Bendeka, Ryanodex, Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol. Sales of Bendeka are sold to our commercial partner Teva. Argatroban is sold to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner. Diclofenac-misoprostol was divested in March 2016, however, we may continue to market diclofenac-misoprostol until such time that the purchaser is able to launch the product.
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
Selling, General and Administrative
Selling, general and administrative costs consist of personnel-related costs, which include salaries, benefits and other related costs, including stock-based compensation, as well as facility and related costs, professional fees for legal, consulting, tax and accounting services, insurance, selling, marketing, market research, depreciation and general corporate expenses.
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

Results of Operations
Comparison of Three Months Ended September 30, 2017 and 2016
Revenues

	Three Months Ended September 30,		(Decrease)/ Increase
	2017	2016
	(in thousands)
Product sales	$6,905	$7,837	$(932)
Royalty revenue	43,616	26,246	17,370
License and other revenue	12,500	3,750	8,750
Total revenue	$63,021	$37,833	$25,188
Total revenue increased $25.2 million in the three months ended September 30, 2017 to $63.0 million as compared to $37.8 million in the three months ended September 30, 2016.
Product sales decreased $0.9 million in the three months ended September 30, 2017 primarily driven by decreases in product sales of Bendeka of $1.2 million and Argatroban of $0.4 million. These decreases were partially offset by an increase of $0.7 million in net product sales of Ryanodex.
Royalty revenue increased $17.4 million primarily as a result of increased Bendeka market share on Teva sales amplified by an increase in the Bendeka royalty rate from 20% to 25% upon receipt of the J-code, partially tempered by a decrease in Argatroban royalties.
License and other revenue increased for the three months ended September 30, 2017 as we realized a $12.5 million upfront cash payment earned under the SymBio License Agreement. License and other revenue for the three months ended September 30, 2016 included $2.0 million as the Company met certain one-time performance obligations and $1.8 million related to the amendment of the license and supply agreement with Teva, expanding the territories for commercial sales of Bendeka.

Cost of Revenue

	Three Months Ended September 30,		(Decrease)/ Increase
	2017	2016
	(in thousands)
Cost of product sales	$4,815	$6,000	$(1,185)
Cost of royalty revenue	6,850	4,425	2,425
Total cost of revenue	$11,665	$10,425	$1,240
Cost of revenue increased by $1.2 million to $11.6 million in the three months ended September 30, 2017 as compared to $10.4 million in the three months ended September 30, 2016.

Cost of product sales decreased $1.2 million in the three months ended September 30, 2017 to $4.8 million as compared to $6.0 million in the three months ended September 30, 2016, primarily as a result of decreased product sales of Bendeka and Argatroban. These decreases were partially offset by increases in product cost for Ryanodex and Non-Alcohol Docetaxel Injection.

Cost of royalty revenue increased $2.4 million in the three months ended September 30, 2017 to $6.8 million as compared to $4.4 million in the three months ended September 30, 2016, primarily as a result of an increase in the cost of product royalty for Bendeka offset by a decrease for Argatroban.

Research and Development

	Three Months Ended September 30,		Increase
	2017	2016
	(in thousands)
Research and development	$8,954	$3,207	$5,747

Research and development expenses increased $5.8 million in the three months ended September 30, 2017 to $9.0 million as compared to $3.2 million in the three months ended September 30, 2016. The increase primarily resulted from an increase in project spending for EP-5101, EP-4104, EGL-4104-C-1702, EGL-5385-C-1701, certain other projects and higher salary and personnel-related expenses. These increases were partially offset by a decrease in project spending for EP-6101. Additionally, during the three months ended September 30, 2016, the Company reached a settlement related to a dispute on materials provided for certain research and development projects. As a result of the settlement, the Company received a credit of $2.4 million which was recorded as a reduction of research and development expense.

Selling, General and Administrative

	Three Months Ended September 30,		Increase
	2017	2016
	(in thousands)
Selling, general and administrative	$16,669	$11,661	$5,008

Selling, general and administrative expenses increased $5.0 million in the three months ended September 30, 2017 to $16.7 million as compared to $11.7 million in the three months ended September 30, 2016. This increase is primarily related to a $2.8 million increase in salary and personnel-related expenses, including stock based compensation expense, as we build out areas to support the growing needs of the business and sales force, $1.7 million increase in professional fees, and $0.4 million expense in 2017 for amortization of the definite-lived intangible asset acquired in the Eagle Biologics acquisition. These increases were partially offset by a $0.5 million decrease in sales and marketing spend.

Asset Impairment Charge
During the nine months ended September 30, 2017, the Company experienced a decline in customer contracts and saw a drop in market pricing for Non-Alcohol Docetaxel Injection. Accordingly, the Company estimated the fair value of our Non-Alcohol Docetaxel Injection product and determined the carrying amount of the intangible asset was no longer fully recoverable, resulting in a pre-tax, non-cash asset impairment charge of $7.2 million during the three months ended September 30, 2017.

Change in Fair Value of Contingent Consideration
Contingent consideration, which primarily consists of potential milestone payments and royalty obligations, is recorded in the Company's consolidated balance sheets at its estimated fair value at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Company's consolidated statements of income. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.

Contingent consideration gain for $6.9 million was recorded during the three months ended September 30, 2017. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured as a result of changes in forecasted revenues for the product and partially offset by accretion for the time value of money.

Other Income (Expense)

	Three Months Ended September 30,		Decrease / Increase
	2017	2016
	(in thousands)
Interest income	$35	$26	$9
Interest expense	(527)	(3)	(524)
Total other income (expense), net	$(492)	$23	$(515)

Interest expense increased in the three months ended September 30, 2017 related to the amortization of debt issuance costs and interest incurred on long-term debt.

Provision for Income Taxes

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Provision for income taxes	$9,027	$379
Effective tax rate	37%	3%
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended September 30, 2017 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity. During the three months ended September 30, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability (see Note to Condensed Consolidated Financial Statements - Note 11 - Income Taxes).

Net Income
Net income for the three months ended September 30, 2017 was $15.4 million as compared to net income of $12.0 million in the three months ended September 30, 2016, as a result of the factors discussed above.

Comparison of Nine Months Ended September 30, 2017 and 2016
Revenues

	Nine Months Ended September 30,		Increase
	2017	2016
	(in thousands)
Product sales	$34,895	$31,566	$3,329
Royalty revenue	117,527	67,025	50,502
License and other revenue	37,500	9,750	27,750
Total revenue	$189,922	$108,341	$81,581
Total revenue increased $81.6 million in the nine months ended September 30, 2017 to $189.9 million as compared to $108.3 million in the nine months ended September 30, 2016.
Product sales increased $3.3 million in the nine months ended September 30, 2017, primarily driven by increases in product sales of Ryanodex of $5.1 million, Argatroban of $0.6 million, and Non-Alcohol Docetaxel Injection of $1.3 million. These increases were partially offset by decreases of $3.3 million in net product sales of Bendeka and $0.4 million in net product sales of diclofenac-misoprostol.
Royalty revenue increased $50.5 million in the nine months ended September 30, 2017, primarily as a result of increased Bendeka market share on Teva sales amplified by an increase in the Bendeka royalty rate from 20% to 25% upon receipt of the J-code.
License and other revenue increased for the nine months ended September 30, 2017 as we realized a $25.0 million milestone under the Cephalon agreement related to Teva reaching $500 million in cumulative net sales of Bendeka and a $12.5 million upfront cash payment earned under the SymBio License Agreement. License and other revenue for the nine months ended September 30, 2016 was comprised of $6.0 million earned from an asset sale in fiscal 2010 that was previously recorded as deferred revenue, $2.0 million as the Company met certain one-time performance obligations and $1.8 million related to the amendment of the license and supply agreement with Teva, expanding the territories for commercial sale of Bendeka.

Cost of Revenue

	Nine Months Ended September 30,		(Decrease) /Increase
	2017	2016
	(in thousands)
Cost of product sales	24,490	25,949	$(1,459)
Cost of royalty revenue	18,990	10,538	8,452
Total cost of revenue	$43,480	$36,487	$6,993
Cost of revenue increased by $7.0 million to $43.5 million in the nine months ended September 30, 2017 as compared to $36.5 million in the nine months ended September 30, 2016.

Cost of product sales decreased $1.5 million in the nine months ended September 30, 2017 to $24.5 million as compared to $26.0 million in the nine months ended September 30, 2016, primarily as a result of decreased product sales of Bendeka, offset by increases in product sales of Ryanodex, Non-Alcohol Docetaxel Injection and Argatroban.

Cost of royalty revenue increased $8.5 million in the nine months ended September 30, 2017 to $19.0 million as compared to $10.5 million in the nine months ended September 30, 2016, as a result of an increase in the cost of product royalty for Bendeka.

Research and Development

	Nine Months Ended September 30,		Increase
	2017	2016
	(in thousands)
Research and development	23,163	13,612	$9,551
Research and development expenses increased $9.6 million in the nine months ended September 30, 2017 to $23.2 million as compared to $13.6 million in the nine months ended September 30, 2016. The increase resulted from an increase in project spending for EGL-5385-C-1701, EP-5101, EP-4104, EGL-4104-C-1702, certain other projects and an increase in salary and other personnel-related expenses due to increased headcount. These increases were partially offset by a decrease in project spending for EP-6101. Additionally, we received certain cost reimbursements from a commercial partner for $1.6 million and a $2.4 million credit from a supplier related to a dispute that was resolved during the nine months ended September 30, 2016.

Selling, General and Administrative

	Nine Months Ended September 30,		Increase
	2017	2016
	(in thousands)
Selling, general and administrative	$58,100	$34,300	$23,800

Selling, general and administrative expenses increased $23.8 million in the nine months ended September 30, 2017 to $58.1 million as compared to $34.3 million in the nine months ended September 30, 2016. This increase is principally related to a $8.4 million increase in salary and personnel-related expenses, including stock-based compensation expense, as we build out areas to support the growing needs of the business and sales force, $8.5 million increase in sales and marketing spend in preparation for the launch of Ryanodex for exertional heat stroke, $3.7 million increase in professional fees mainly for legal matters, $1.2 million expense in 2017 for amortization of the definite-lived intangible asset acquired in the Eagle Biologics acquisition, and $0.6 million increase in travel expenses.

Asset Impairment Charge
During the nine months ended September 30, 2017, the Company experienced a decline in customer contracts and saw a drop in market pricing for Non-Alcohol Docetaxel Injection. Accordingly, the Company estimated the fair value of our Non-Alcohol Docetaxel Injection product and determined the carrying amount of the intangible asset was no longer fully recoverable, resulting in a pre-tax, non-cash asset impairment charge of $7.2 million during the three months ended September 30, 2017.

Change in Fair Value of Contingent Consideration
Contingent consideration, which primarily consists of potential milestone payments and royalty obligations, is recorded in the Company's consolidated balance sheets at its estimated fair value at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Company's consolidated statements of income. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.

Contingent consideration gain for $6.9 million was recorded during the nine months ended September 30, 2017. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured as a result of changes in forecasted revenues for the product and partially offset by accretion for the time value of money.

Gain on sale of asset
On March 29, 2016, we entered into the Diclofenac Asset Purchase Agreement pursuant to which we sold certain intellectual property related to diclofenac-misoprostol in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, we received a one-time payment at closing of $1.75 million included in operating expenses.

Other Income (Expense)

	Nine Months Ended September 30,		Decrease / Increase
	2017	2016
	(in thousands)
Interest income	$52	$76	$(24)
Interest expense	(594)	(6)	(588)
Total other income (expense), net	$(542)	$70	$(612)
Interest expense increased in the nine months ended September 30, 2017 related to the amortization of debt issuance costs and interest incurred on long-term debt.
Provision for Income Taxes

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Provision for income taxes	$20,148	$983
Effective tax rate	32%	4%
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the nine months ended September 30, 2017 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity. During the nine months ended September 30, 2016, we maintained a full valuation allowance on tax assets. The amount of the provision for that period reflects the Company’s estimated federal AMT and state tax liability (see Note to Condensed Consolidated Financial Statements - Note 11 - Income Taxes).

Net Income
Net income for the nine months ended September 30, 2017 was $42.9 million as compared to net income of $24.2 million in the nine months ended September 30, 2016, as a result of the factors discussed above.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Historically, we have funded our operations primarily through public offerings of common stock, private placements of preferred stock and convertible notes and out-licensing product rights. Cash and cash equivalents were $97.5 million and $59.3 million as of September 30, 2017 and September 30, 2016, respectively.

For the nine months ended September 30, 2017, we realized net income of $42.9 million. As of September 30, 2017, we had a working capital surplus of $147.8 million. For the nine months ended September 30, 2016, we realized net income of $24.2 million. Although the Company has incurred significant losses since its inception in January 2007, we recently became profitable and have retained earnings of $17.2 million as of September 30, 2017.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
The Company expects to use future loans, if any, under the Credit Facility (described above under "Recent Developments"), for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2017 was $33.0 million. Net income for the period was $42.9 million offset by non-cash adjustments of approximately $28.3 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, asset impairment charge, amortization of debt issuance costs, and change in fair value of contingent consideration. Net changes in working capital decreased cash from operating activities by approximately $38.2 million, due to an increase in accounts receivable of $29.4 million, an increase in inventories of $2.1 million, a decrease in prepaid expenses and other current assets of $3.2 million, a decrease in accounts payable of $5.8 million, and a decrease in accrued expenses and other liabilities of $4.1 million. The total amount of accounts receivable at September 30, 2017 was approximately $71.6 million, which included approximately $15.5 million of product sales and $56.1 million of royalty and milestone income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
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
Investing Activities:
In the nine months ended September 30, 2017, we invested $1.7 million in purchases of property and equipment and paid $0.8 million related to the purchase of the Ryanodex intangible.
In the nine months ended September 30, 2016, we invested $1.1 million in purchases of property and equipment and invested and redeemed $62.0 million of short term investments. We purchased Non-Alcohol Docetaxel Injection for $4.8 million and the Ryanodex intangible for $14 million. We divested diclofenac-misoprostol and received $1.8 million.
Financing Activities:
Net cash used in financing activities for the nine months ended September 30, 2017 was $14.2 million, primarily resulting from $50.0 million in proceeds from long-term debt and the issuance of common stock for stock option exercises of $4.1 million. This was offset by $38.9 million in cash settlements on repurchases of common stock and $1 million payment of debt financing costs.
Net cash used in financing activities for the nine months ended September 30, 2016 was $15.2 million, primarily resulting from $16.5 million in cash settlements on repurchases of common stock and a $0.2 million payment of contingent consideration offset by the issuance of common stock for stock option exercises of $1.5 million.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

	Total	2017	2018	2019	2020	2021	Beyond
Operating lease obligations	$2,661	167	670	674	395	117	638
Purchase obligations	$17,895	17,895	—	—	—	—	—

At September 30, 2017, the Company has purchase obligations in the amount of $17,895, which represent the contractual commitments under Contract Manufacturing and Supply Agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2026, respectively. Rental expense was $184 and $145 for the three months ended September 30, 2017 and 2016, and $503 and $463 for the nine months ended September 30, 2017 and 2016, respectively. The future lease payments under the operating leases are $2,661 as of September 30, 2017, payable monthly through June 30, 2020.

Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. In July 2015, the FASB deferred the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016). The Company expects to adopt this guidance on January 1, 2018. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company expects to adopt the new guidance following the modified retrospective approach.
The new guidance requires the application of a five-step model to determine the amount and timing of revenue to be recognized. The underlying principle is that revenue is to be recognized for the transfer of goods or services to customers that reflects the amount of consideration that the Company expects to be entitled to in exchange for those goods or services.
The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. Although the Company is continuing to assess the impact of the new guidance, the Company believes the most significant impact will relate to the recognition of license milestone revenues. The Company continues to work on its plan for implementation of the new guidance including reviewing accounting policies and evaluating internal controls and will implement any changes as required to facilitate adoption of the new guidance which the Company expects to adopt beginning in the first quarter of 2018.
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

Recent Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In 2016, we early adopted this ASU. With the adoption of this ASU, the Company continues to estimate forfeitures in the calculation of stock-based compensation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017.

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
Based on their evaluation at September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our enhanced review procedures and documentation standards were in place and operating during the nine months ended September 30, 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
Commercial Litigation

In Re: Taxotere (Docetaxel)

On February 1, 2017, the Company was named as a defendant, among various other manufacturers, in several product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 2740 (Civil Action No 2:16 md-2740). The claims are for personal injuries allegedly arising out of the use of docetaxel.

In March 2017, the Company reached agreements in principle with the Plaintiffs’ Steering Committee in this matter to voluntarily dismiss the Company from all of the law suits in which it was named and from the master complaint. The Company is in the process of working with the other parties in this matter to have it removed from the Multidistrict litigation entirely.  As part of the agreement, in the event a case is brought in the future with facts that justify the Company’s inclusion, the plaintiffs reserved the right to include the Company in such matter.  The plaintiffs have filed several additional lawsuits since the parties’ agreement in principle to dismiss, and the Company is in the process of working with plaintiffs to explore the possibility of dismissing those lawsuits.  The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicines Company v. Eagle

On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint in the U.S. District Court for the District of New Jersey against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (“EP-6101”). MDCO amended that complaint in April of 2016. The suit cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO, which was terminated by the Company on September 17, 2013. In the lawsuit, MDCO alleges that the Company violated the terms of the LDA by, inter alia, developing EP-6101, and that EP-6101 infringes two patents that are jointly-owned by the Company and MDCO and violates an exclusive license that MDCO claims survived the termination of the LDA. The Company filed a motion for summary judgment in October 2016, which was denied on March 15, 2017. The Company continues to dispute the allegations made by MDCO and believes it has meritorious defenses to all of MDCO’s claims. Fact discovery is ongoing and closes in December 2017, with expert discovery closing in April 2018. Based on recent events, the Company has filed a motion seeking to have the case dismissed from federal court based on the Court lacking subject matter jurisdiction.  That motion is pending. Moreover, the Company filed a motion to stay any further discovery pending a determination of its motion to dismiss.
Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the Court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleged that defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the NDA submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants’ filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants’ filed their reply on March 1, 2017. On May 19, 2017, the Court granted defendant’s motion to dismiss and dismissed the Amended Complaint without prejudice. On June 1, 2017, the Court entered an order granting plaintiffs until July 3, 2017 to file an amended complaint.  Plaintiffs did not file an amended complaint on or before July 3, 2017 and, therefore, on August 2, 2017, the Court entered an order dismissing the case with prejudice and directing the clerk to close the case. On August 31, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit, indicating their intent to appeal from the Court’s May 19, 2017 and August 2, 2017 orders. On October 4, 2017, plaintiffs-appellants filed a motion to withdraw their appeal and, on October 5, 2017, the Court of Appeals issued an order dismissing the appeal without costs to either party.
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

Eagle v. Eli Lilly

On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey against Eli Lilly and Company (“Lilly”), Case No. 2:17-CV-06415.  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product (to compete with Lilly’s Alimta).   Lilly has accepted service and answered the complaint on October 27, 2017. Lily also filed a motion to transfer this case to Delaware on October 27, 2017. Eagle filed a motion to oppose such transfer on November 6, 2017. No other dates or proceedings have been scheduled at this time.  The Company believes it has valid claims against Lilly and the right to seek injunctive relief and damages. However, litigation is inherently uncertain, and the Company cannot predict the outcome of this litigation.

Patent Litigation
Eli Lilly and Company. v. Eagle Pharmaceuticals, Inc.(Pemetrexed)

On August 14, 2017, Lilly filed suit against the Company in the United States District Court for the Southern District of Indiana (the “Indiana Suit”).  Lilly alleged patent infringement based on the filing of the Company’s 505(b)(2) NDA seeking approval to manufacture and sell the Company’s PEMFEXYTM (Pemetrexed Injection), 25 mg/mL, 500 mg vials ("Eagle’s Pemfexy Product").  Eagle’s Pemfexy Product, if finally approved by FDA, will be a branded alternative to Alimta®, which is indicated (in combination with cisplatin) (a) for the treatment of patients with malignant pleural mesothelioma, or (b) for the initial treatment of locally advanced or metastatic nonsquamous non-small cell lung cancer.  Alimta® also is indicated as a single-agent for the treatment of patients with locally advanced or metastatic nonsquamous non-small cell lung cancer after prior chemotherapy.  Alimta® also is indicated for maintenance treatment of patients with locally advanced or metastatic nonsquamous non-small cell lung cancer whose disease has not progressed after four cycles of platinum-based first-line chemotherapy.

On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue.  On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit.  It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”).  Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017.  Lilly answered Eagle’s counterclaims on October 24, 2017.  The case is pending and the Court has ordered a scheduling conference on December 11, 2017.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC - (BENDEKA®)

BENDEKA®, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Three companies - Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), and Fresenius Kabi USA, LLC (“Fresenius”) - have filed Abbreviated New Drug Applications (“ANDA’s”) referencing BENDEKA® that include challenges to one or more of the BENDEKA® Orange Book-listed patents.
The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex and Fresenius in the United States District Court for the District of Delaware on August 16, 2017, August 18, 2017, and August 24, 2017, respectively. The Patentees allege infringement of the challenged patents, namely U.S. Patent No.

8,791,270 against Slayback, and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius and Apotex. Slayback and Fresenius answered the complaints and filed various counterclaims on September 29, 2017 and September 15, 2017, respectively. The Patentees answered Slayback’s counterclaims on October 20, 2017, and Fresenius’ counterclaims on October 6, 2017. Apotex has not yet answered the Patentees’ complaint against it. All three cases are pending.
The FDA is stayed from approving Slayback’s, Apotex’s and Fresenius’ ANDA’s until the earlier of (1) January 6, 2020, January 7, 2020, and January 14, 2020 respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action.

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

Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. In addition, the process for obtaining regulatory approval to market biologic products is expensive, often takes many years, and can vary substantially based on the type, complexity and novelty of the product candidate involved. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies, which may cause lengthy delays and increased costs to our programs. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. If we do not obtain regulatory approval of new products or additional indications for existing products, or are significantly delayed or limited in doing so, our revenue growth will be adversely affected, we may experience surplus inventory, or our business may be materially harmed and we may need to significantly curtail operations. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and requested additional information. We have elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market. Additionally, in July of 2017 we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for Ryanodex for the treatment of EHS, in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for Ryanodex for EHS. We disagree with the FDA’s conclusion and are currently evaluating our options in response, but there can be no assurance that the FDA will ultimately approve the NDA, or if so, in a timely fashion.

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

We have no experience submitting BLAs and have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and requested additional information. We have elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market. Additionally, in July of 2017 we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for Ryanodex for the treatment of EHS, in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for Ryanodex for EHS. We disagree with the FDA’s conclusion and are currently evaluating our options in response, but there can be no assurance that the FDA will ultimately approve the NDA, or if so, in a timely fashion.

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
The following table provides information about purchases of our equity securities during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
July 1, 2017 to July 31, 2017	—	$—	—	$12,686
August 1, 2017 to August 31, 2017	253,691	$54.10	253,691	99,192
September 1, 2017 to September 30, 2017	—	$—	—	99,192
Total	253,691	$54.10	253,691

(1) All shares repurchased by the Company in this table were repurchased pursuant to the Share Repurchase Programs, described below and elsewhere in this Quarterly Report on Form 10-Q.
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
(3) On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the New Share Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The New Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time.

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

EAGLE PHARMACEUTICALS, INC.

DATED: November 8, 2017	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: November 8, 2017	By:	/s/ Pete A. Meyers
Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
10.1 (2)	Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated August 8, 2017
10.2 (3)	Product Collaboration and License Agreement, by and between the Registrant and SymBio Pharmaceuticals Limited, effective as of September 19, 2017
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibits 3.2 and 3.4, respectively, to the Registrant’s Registration Statement on Form S-1 (File No. 333-192984), as amended, as filed with the SEC on January 28, 2014.
(2) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36306), as filed with the SEC on August 9, 2017.
(3) Confidential treatment is being requested as to the certain omitted portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as a request for confidential treatment of this exhibit is being submitted separately to the SEC.