Form 10-K
period 2017-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2018-02-26
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common Stock (par value $0.001 per share), NASDAQ Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $1,009,183,048 computed by reference to the last reported sale price of $78.89 per share as reported by The NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of February 20, 2018 was 14,862,015 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for our 2018 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Table of Contents

EAGLE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2017

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
These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Annual Report on Form 10-K, and are subject to risks and uncertainties. Additionally, these statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Some of these important factors include our “critical accounting estimates” described in Item 7 in Part II of this Annual Report on Form 10-K and the factors set forth under the caption “Risk Factors” in Item 1A in Part I of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so (unless required by law), even if our estimates change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

Business

Our business model is to develop proprietary innovations to FDA-approved, injectable drugs, that offer commercial and/or functional advantages to currently available alternatives. We have historically been, and will continue to primarily be, focused on developing and commercializing injectable drugs, primarily in the critical care and oncology areas, using the United States Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. With our addition of Eagle Biologics, we hope to apply our proven market strategy to offer “biobetter” formulations, and to rapidly develop novel biologic products under the pathway provided by the Biologics Price Competition and Innovation Act, or BPCIA. In addition, we plan to continue to market and/or commercialize our products through marketing partners and/or through our internal direct sales force.

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

Our product portfolio now includes four approved products: Argatroban; Ryanodex; docetaxel injection, non-alcohol formulation; and Bendeka. We have three commercial partners: Teva, which through its subsidiary Cephalon, Inc. ("Cephalon"), markets Bendeka, and Chiesi USA, Inc. ("Chiesi") and Sandoz Inc. (“Sandoz”), who pursuant to separate agreements market Argatroban.

We currently have multiple product candidates in advanced stages of development, and/or under review for approval by the FDA. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. ("AMRI"). Our advanced product candidates are EP-3101 (bendamustine RTD) ("EP-3101"), EP-4104 (dantrolene sodium for exertional heat stroke ("EHS")) (“EP-4104”), EGL-4104-C-1702 (dantrolene sodium for drug induced hyperthermia), EP-5101 (PEMFEXY™), a pemetrexed injection ready-to-dilute formulation (“EP-5101”) and EGL-5385-C-1701 (fulvestrant). EP-3101 and EP-5101 have been tentatively approved by the FDA. EGL-5385-C-1701 and EP-4104, both unapproved, may address unmet medical needs in major specialty markets.

On March 18, 2016, we received a Complete Response Letter from the FDA stating that while the FDA's initial review of our NDA, for our ready to use (“RTU”) bivalirudin candidate, EP-6101, a patented liquid intravenous form of Angiomax® for percutaneous transluminal angioplasty, was complete, they could not approve the application in its present form and are requesting additional information. The Company has elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products are able to enter the market. In December of 2017 we divested the NDA for EP-6101 and its related intellectual property in settlement of a litigation matter with The Medicines Company.

In 2017 and the first quarter of 2018, we accomplished the following with respect to our product portfolio:

•
On July 26, 2017, we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for EP-4104 for the treatment of exertional heat stroke, in conjunction with external cooling methods. Based on our recent meeting with the FDA, we have agreed on a path forward and plan to conduct an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015.

•
On September 20, 2017, we entered into a Product Collaboration and License Agreement, effective as of September 19, 2017, (the “SymBio License”) with SymBio Pharmaceuticals Limited (“SymBio”) for the rights to develop and commercialize EP-3101 and Bendeka (collectively, the “Products”) in Japan. Under the SymBio License, SymBio will be responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan, with a target for regulatory approval of a Product in Japan in 2020. SymBio will bear all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, we would share 50% of the out-of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. We have assessed the probability of additional costs as remote and, therefore, have not deferred revenue on the SymBio License. SymBio will also be responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

SymBio currently markets in Japan TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride indicated for chronic lymphocytic leukemia (“CLL”), relapsed or refractory low-grade non-hodgkin's lymphoma (“NHL”), mantle cell lymphoma (“MCL”), and as a first line treatment of low-grade NHL and MCL. Under the SymBio License, SymBio may continue to market TREAKISYM® in Japan and SymBio will be permitted to develop and market certain other bendamustine hydrochloride products in Japan for limited indications.

Pursuant to the terms of the SymBio License, Eagle and SymBio will enter into a separate supply agreement, under which we will be responsible for manufacturing and supplying the Products to SymBio for development and commercialization in Japan. After a period of time following launch of a Product, SymBio will have the right to assume the responsibility for manufacturing of the Products in and for Japan. Under the SymBio License, we will retain the right to control the prosecution, maintenance and enforcement of our patents covering the Products, both inside and outside of Japan.

Under the SymBio License, we earned an upfront non-refundable cash payment of $12.5 million in the third quarter of 2017, and we are eligible to receive a milestone payment upon approval of a Product in Japan and a milestone payment upon achievement of certain cumulative net sales of the Products in Japan, which can aggregate to a total of approximately $10.0 million (subject to currency fluctuations). After regulatory approval of a Product in Japan, we will also receive tiered, low double-digit royalties on net sales of the Products in Japan for so long as there are patents covering the Products in Japan or regulatory exclusivity for the Products in Japan.

•
On October 23, 2017, the Company entered into an agreement with Worldwide Clinical Trials, Inc. to conduct a clinical trial for EGL-5385-C-1701. Approximately 600 healthy female subjects have been randomized across 12 sites. The study will evaluate the safety, tolerability, and pharmacokinetics of a single dose of EGL-5385-C-1701for Injectable Suspension versus the reference drug administered by IM injection in the gluteal muscle. We expect the study to be completed by September 2018.

•
On October 27, 2017, the FDA granted tentative approval for the Company’s EP-5101 for treatment of locally advanced or metastatic nonsquamous non-small cell lung cancer in combination with cisplatin; locally advanced or metastatic nonsquamous non-small cell lung cancer in patients whose disease has not progressed after four cycles of platinum-based first-line chemotherapy, as maintenance treatment; locally advanced or metastatic nonsquamous non-small cell lung cancer after prior chemotherapy as a single agent; and malignant pleural mesothelioma in patients whose disease is unresectable or who are otherwise not candidates for curative surgery in combination with cisplatin.

•	During the first quarter of 2018, we filed an ANDA for our first product candidate co-developed with Albany Molecular Research, Inc, ("AMRI") and are awaiting FDA acceptance of the filing.

•
On February 8, 2018, we entered into an amendment (the “Amendment”) to the stock purchase agreement dated November 10, 2016 (the “Arsia SPA”), pursuant to which we acquired from Arsia Therapeutics, LLC (the “Seller”) all of the outstanding capital stock of Arsia Therapeutics, Inc. (now Eagle Biologics). Pursuant to the Amendment, our obligations to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million by us to the Seller.

In addition to building our product portfolio, we continue to develop our commercial organization. In preparation for near-term product launches, we have built an internal commercial team consisting of approximately 50 direct sales representatives, support staff and management who are a part of our independent commercial organization.

Product Portfolio

Our product portfolio consists of:

Product	U.S. Brand Reference Drug	Description	Indication	Estimated Market Opportunity (amounts in millions)	Status
Ryanodex® (dantrolene sodium)	Dantrium®/ Revonto®	Muscle relaxant	Malignant hyperthermia	$75(2)	Approved (U.S.)/ launched August 2014; orphan drug exclusivity received for MH (U.S.)
Argatroban	Argatroban	Anti-coagulant; thrombin inhibitor	Heparin-induced thrombocytopenia	$99(2)	Approved (U.S.); marketed by Chiesi USA, Inc. and Sandoz
Docetaxel Injection, Non-Alcohol formulation	Docetaxel	Chemotherapeutic agent	Breast, non-small cell lung, prostate, head and neck cancers/ gastric adenocarcinoma	$75(2)	Approved (U.S.) in December 2015/ launched in January 2016; Eagle holds the exclusive right to market, sell and distribute in the U.S.
BENDEKATM	BENDEKATM	Chemotherapeutic agent	CLL; Indolent NHL	$660(1)	Approved (U.S.) in December 2015; licensed to and marketed by Teva; orphan drug designation for CLL and NHL (U.S.)
EP-3101 (bendamustine RTD)	Treanda®	Chemotherapeutic agent	(CLL); Indolent (NHL)	$660(1)	Tentative approval (U.S.) for NHL and CLL in July 2014
EP-4104 (dantrolene sodium)	No drug currently approved	Muscle relaxant	Exertional heat stroke	$400(2)
Orphan drug designation received for heat stroke (U.S.); IND submission in 2015; completed safety and efficacy study in December 2015; FDA granted fast track designation and NDA submitted in January 2016; additional clinical trial requested by FDA in 2017

EP-5101 (PEMFEXY™)	Alimta	Chemotherapeutic agent	Lung cancer and mesothelioma	$1,101(1)	NDA submitted December 2016; tentative approval received in October 2017
EGL-5385-C-1701 (fulvestrant)	Faslodex	Selective estrogen receptor degrader	Metastatic breast cancer	$500(1)	Pre-NDA submission
EGL-4104-C-1702 (dantrolene sodium)	No drug currently approved	Muscle relaxant	Drug induced hyperthermia	$400(2)	Pre-NDA submission
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

Because our products are differentiated from the branded reference drugs, we believe we are able to avoid infringing existing patents covering the branded reference drug allowing us to enter the existing market no later than applicable generic drugs, which may be subject to protracted patent litigation that delays market entry. Protracted litigation is a significant barrier to entry for competitors seeking approval of an ANDA referencing the branded reference product, and our early entry into the market leads to less price erosion due to constrained competition. Our patent estate includes 31 owned or exclusively-licensed U.S. issued patents and 14 filed U.S. patent applications, as well as several patents and patent applications that have been filed in various worldwide territories, that protect or will protect, as applicable the market value of our current portfolio of products. We believe that other potential barriers to entry for our competitors consist of the following:

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

Our product portfolio is focused on oncology, critical care, and orphan diseases and includes four approved products, two tentative approvals, and several distinct product candidates in advanced development. Additionally, we have other exploratory candidates under our collaborative agreement with AMRI, and are developing a “biobetters” pipeline at our subsidiary, Eagle Biologics. We believe that we can leverage our formulation and development expertise to achieve improved product attributes in terms of potential for longer stability, shorter infusion times, less waste and/or ease and safety of use for healthcare professionals and achieve longer commercial duration compared to generic competitors. We believe that our products may offer certain benefits as compared to existing injectable drugs which may include one or more of the following:

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

Retain commercial rights in the United States and selectively partner outside of the United States.    In general, we believe that we can cost-effectively commercialize our products in the United States internally or through a contracted sales force and selected commercial arrangements, and thereby retain the commercial value of these products. We have established a small, contract specialty sales force focusing on GPOs, hospital systems and key stakeholders in acute care settings, primarily hospitals. Outside of the United States, we may utilize partners for the commercialization of our products.

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

Continue to build a robust intellectual property portfolio.    Our patent estate includes 31 owned or exclusively-licensed U.S. issued patents and 14 filed U.S. patent applications, as well as several that have been filed in various worldwide territories, that protect or will protect, as applicable the market value of our approved and pipeline products. We intend to continue to build our patent portfolio by filing for patent protection on new developments with respect to our product candidates that will not infringe patents that cover the branded reference drugs. We expect that these will, if issued, allow us to list our own patents in the Orange Book, to which potential competitors will be required to certify upon submission of their applications referencing our products, if approved.

Our Products and Product Portfolio

EP-3101 and Bendeka (Licensed to Teva and SymBio) for Chronic Lymphocytic Leukemia and Non-Hodgkin's Lymphoma

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

Limitations of Marketed Bendamustine Products

Treanda® is a lyophilized powder that requires reconstitution in water prior to use. A 500 mL intravenous (IV) administration is used over 30 or 60 minutes for CLL and NHL patients, respectively. The product is sold in single use vials creating an opportunity for product waste in certain applications.

Eagle's Solution: EP-3101 and Bendeka

The EP-3101 and Bendeka liquid formulations eliminate the need to reconstitute the drug prior to use, relative to the lyophilized presentation of Treanda®. As a result, we believe that relative to the lyophilized presentation of Treanda® there is less potential for dosing errors, less exposure to cytotoxic powders and a more efficient work flow.

Additionally, admixtures prepared with Bendeka contain lower sodium as compared with Treanda® which could be of benefit to the predominantly elderly, renally impaired and cardiovascular compromised patients. Also, Bendeka is available in a multi-use vial, which allows infusion centers and hospitals to avoid needless waste of unused drug remaining after procedures with single use vials.

EP-3101

We developed EP-3101, a ready-to-dilute (“RTD”), multi-dose liquid with extended drug stability for use with a 500mL intravenous, or IV, infusion bag, for which we were granted tentative patent approval.

Teva License- Bendeka

Bendeka is the same RTD, multi-dose liquid formulation as EP-3101, with extended drug stability, but for use with a 50 mL IV infusion bag, which enables it to be administered in a shorter time-period than current drugs on the market and represents a label expansion from EP-3101. We received orphan drug designation for Bendeka for CLL and NHL in July 2014. We entered into the Cephalon License to market this product. See License Agreements - Bendamustine License Agreement, below.

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

Currently-Marketed Argatroban Products

Argatroban is currently sold by GlaxoSmithKline (“GSK”), West-ward, Chiesi and Sandoz. It is sold in 250mL (GSK and West-ward), 125mL (Sandoz) and 50mL (Chiesi and Sandoz) presentations. According to IMS Health, Argatroban had U.S. annual sales of $39 million in 2017.

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

Docetaxel Injection, Non-Alcohol Formula

On October 13, 2015, we in-licensed docetaxel injection, non-alcohol formulation from Teikoku. See License Agreements - Teikoku License Agreement, below. Docetaxel is an injectable oncology drug indicated for the treatment of non-small cell lung cancer, hormone refractory prostate cancer, gastric adenocarcinoma, and squamous cell carcinoma of the head and neck cancer.

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

Currently-Preexisitng Dantrolene Products for MH

The two preexisting injectable dantrolene drugs on the market for the treatment of MH, Dantrium® and Revonto®, are offered in a vial containing 20mg of lyophilized powder that requires mixing with 60mL of sterile water. We estimate that the addressable U.S. market opportunity for MH drugs is approximately $75 million per year.

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

EHS is one of the leading causes of death in athletes, including college and high-school students. EHS is also a leading cause of non-combat death in the military. EHS is a state of extreme hyperthermia (above 104°F) that occurs when heat that is generated by muscular exercise exceeds the body's ability to dissipate it. EHS typically affects seemingly healthy individuals during exercise and manifests within a few minutes to hours of such activity and is characterized by an increased core body temperature and central nervous system dysfunction including delirium, convulsions, and coma. Predisposing factors to EHS include a lack of heat acclimatization, poor physical fitness, dehydration, recent infection, exercising in warm and humid conditions and concurrent illness.

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

Eagle's Solution: EP-4104

EP-4104's presentation will initially be a 5mL vial containing 250mg of dantrolene in lyophilized powder form requiring reconstitution. We believe that EP-4104 may provide significant benefits over the current standard of care, which may not be readily available in most settings. Independent market research commissioned by us suggests that the worldwide peak annual revenue for EHS could exceed $400 million.

EP-4104 Clinical Development and Regulatory Status

In February 2016, the FDA granted Fast Track designation to our product candidate EP-4104 (i.e. Ryanodex® for the treatment of EHS). The FDA's Fast Track program facilitates the development and review of drugs intended to treat serious conditions and address an unmet medical need. A drug development program with Fast Track designation is afforded greater access to the FDA for the purpose of expediting the drug's development, review and potential approval to get important new drugs to the patient earlier.
On July 11, 2016, the FDA determined that no additional human safety and efficacy data would be required for the submission of EP-4101. Following the completion of additional animal studies the NDA was submitted on January 20, 2017.

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for EP-4104, in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for EP-4104. We are currently meeting with the FDA to seek agreement on such additional work.

EP-5101 (PEMFEXY™) for Lung Cancer

EP-5101 is an IV-administered cancer agent indicated for locally advanced or metastatic non-small cell lung cancer and mesothelioma. We are developing EP-5101 as a ready-to-use/dilute liquid form of pemetrexed that will be available in a 25mg/mL per vial. Because our product, if approved, will be available in liquid form, product reconstitution will not be required, making EP-5101 a preferred formulation under the Joint Commission guidelines.

Currently-Marketed Pemetrexed Product

The branded form of a pemetrexed product is marketed by Lilly Pharmaceuticals as Alimta. Alimta is approved for use to treat non-small cell lung cancer and mesothelioma. Alimta's lyophilized formulation utilizes pemetrexed disodium. The product presentations for Alimta are 100mg and 500mg single use vials containing lyophilized power that must be reconstituted before patient administration. Once mixed, Alimta must be used within 24 hours due to product stability concerns. According to Lilly Pharmaceuticals, worldwide sales of Alimta for the 2016 calendar year were approximately $1.0 billion.

Limitations of Alimta

Alimta, a lyophilized pemetrexed disodium formulation requiring reconstitution, adds time to administration, presents cytotoxic safety issues for healthcare professionals administering the drug and the potential for dosing errors. Because reconstitution of Alimta is generally not performed until the patient has cleared all tests necessary to receive the drug, this process contributes to a significant amount of time spent by such patients in infusion clinics. Additionally, this method of administration limits the number of patients that may be treated on any given day by such clinics. Furthermore, as with any oncology drug, cytotoxic vapors released through reconstitution can be potentially harmful to pharmacists, physicians and nurses. Moreover, dosing errors may occur during reconstitution, as incorrect amounts of diluent may be used. As a result, lyophilized formulations are less preferred by the Joint Commission as compared to an RTD product.

Eagle's Solution: EP-5101 (PEMFEXY™)

EP-5101 is an RTD liquid formulation of pemetrexed. As an RTD liquid formulation, EP-5101 will not require additional time for reconstitution and may avoid certain safety concerns to healthcare professionals, including reducing exposure to the drug's cytotoxic vapors during reconstitution by healthcare providers, and potential dosing errors during mixing. This could allow for a more efficient work flow within the infusion clinic and may result in an opportunity to reduce office staff and see more patients each day.

EP-5101 (PEMFEXY™) Development and Regulatory Status

We submitted an NDA for EP-5101 on December 30, 2016 for use in non-small cell lung cancer and mesothelioma. During February 2017, we received confirmation from the FDA that the filing was accepted. On October 27, 2017, we were granted tentative approval for EP-5101 by the FDA.

EGL-5385-C-1701 (fulvestrant) for Breast Cancer

Fulvestrant is an injectable estrogen receptor antagonist. It is used for the treatment of hormone receptor positive advanced breast cancer for post-menopausal women whose disease has progressed following treatment with prior endocrine therapy.

Currently-Marketed Fulvestrant Products

The branded form of fulvestrant is Faslodex, a 500mg injectable product marketed by AstraZeneca. Worldwide sales of Faslodex were $941 million in 2017, which included US sales of $492 million.

Limitations of Faslodex

Faslodex is administered in two deep intramuscular injections of high viscosity product per dose of treatment (5 ml each) over 1-2 minutes into each buttock. The procedure is painful and Faslodex injection reactions have been associated with peripheral nerve adverse reactions, including risk of damaging the sciatic nerve.

Eagle’s Solution: EGL-5385-C-1701

Eagle is pursuing development of an innovative formulation that would require a single injection using a smaller needle thus requiring less time to dose the product while potentially reducing the pain and adverse reactions to injection. The 500 mg dose would be delivered in a single low viscosity 5 mL injection.

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
Our plan for our biologics business is to partner with large pharmaceutical and biotech companies to improve the delivery of marketed biologics by eliminating IV infusions in favor of subcutaneous (SC) routes of administration or, in cases where a SC product exists, to reduce the volume or number of injections.  Currently, Eagle Biologics has feasibility study agreements in place with multiple partners to apply its technology to designated proteins. Once proof of concept has been established, and an opportunity is identified with a particular protein, Eagle Biologics plans to enter into a License and Development Agreement with the sponsor company to develop and seek FDA approval for the “biobetter.” As of this filing, Eagle Biologics has no product in late stage development.
The formulation and development of biologic and/or biosimilar drugs is a highly competitive business and competition includes some of the industry’s largest and well-funded pharmaceutical companies. Eagle Biologics will seek opportunities in this growing field to develop and market its “bio-better” products through collaborations with these companies.

Sales and Marketing

Historically, we have chosen to out-license the commercial rights for products we have developed, such as Argatroban which launched in the United States in 2011 and is sold by Chiesi as Argatroban in the United States and Canada under an exclusive license from us. Additionally, in 2013 we decided to license certain rights to commercialize Argatroban in the United States to Sandoz as part of a settlement of a paragraph IV dispute between the parties. Sandoz has developed strong relationships with the pharmaceutical group purchasing organizations and wholesalers, providing stronger commercial terms for Argatroban with these important customers.

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

On November 4, 2015, we entered into the Spectrum Agreement under which Spectrum agreed to dedicate 80% of its 32-person Corporate Accounts Sales Team's time to selling and marketing up to six of our products over a period of at least 18 months. We have paid Spectrum a base fee of $12.8 million through June 2017 to provide such services including marketing and selling docetaxel injection, non-alcohol formulation. We had the option to extend the initial term of this agreement by six months to December 31, 2017 at our sole election. The Company elected not to exercise that option and the Spectrum Agreement has expired.

Other than with respect to products subject to existing commercialization arrangements, we intend to commercialize our product portfolio in the United States with our commercial organization. In preparation for near-term product launches and to expand our footprint in the Ryanodex® for MH market we have built an internal commercial team consisting of approximately 50 direct sales representatives, support staff and management who are a part of our independent commercial organization.

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

Patents and Patent Applications

We are the exclusive licensee under our license with Lyotropic to a family of patents and applications that relate to low volume formulations of dantrolene, and methods of treatment using dantrolene. There are eight issued U.S. patents, and two pending U.S. patent applications, along with foreign counterparts that include both issued patents and pending applications. The issued U.S. patents cover low volume formulations of dantrolene in reconstitutable and in ready to use liquid form. We expect that the issued patents will expire no later than July 1, 2025.

We are the sole owner of 13 issued patents, two pending U.S. patent applications, and multiple patents and/or corresponding foreign filings for patent applications in a number of jurisdictions covering various formulations and methods of use of bendamustine. We are currently prosecuting these applications, which, if issued, would expire between 2031 and 2033.

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

Eagle also has a robust patent portfolio of issued and/or pending U.S. patent applications and corresponding foreign patent application in a range of countries that cover its biologics platform technologies. We are the sole owner of U.S. Patent No. 9,833,513 expiring January 31, 2036. We project our applications, if issued, will expire September 11, 2034.

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

Under this agreement, we received an upfront lump sum payment of $5.0 million. Additionally, we are obligated to share equally gross profits with Chiesi that we receive from Sandoz pursuant to the Sandoz Supply and Distribution Agreement and Chiesi is obligated to share equally with us the gross profits it receives from sales of Argatroban product in the United States.

Settlement Agreement and Related Supply and Distribution Agreement with Sandoz

In January 2013, we entered into a settlement agreement with Sandoz to resolve the lawsuit we brought against Sandoz claiming infringement of our issued U.S. patents 7,589,106 and 7,687,516, based on Sandoz's filing of ANDA No. 203743, in which Sandoz requested approval from the FDA for distribution of Argatroban prior to the expiration of such patents. In connection with, and at the same time as the settlement agreement, we also entered into a Supply and Distribution Agreement with Sandoz, under which we agreed to supply unbranded (generic) Argatroban in 50mg/50mL vials, which we define as an Authorized Generic Product, to Sandoz through our contract manufacturer for exclusive distribution to Sandoz's customers in the United States.

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

SymBio Product Collaboration and License Agreement

On September 20, 2017, we entered into the SymBio License with SymBio for the rights to develop and commercialize EP-3101 and Bendeka (collectively, the “Products”) in Japan. Under the SymBio License, SymBio will be responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan, with a target for regulatory approval of a Product in Japan in 2020. SymBio will bear all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, we would share 50% of the out-of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. Based on our assessment of the probability of additional costs, we have not deferred revenue on the SymBio License. SymBio will also be responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

SymBio currently markets in Japan TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma (“MCL”), and as a first line treatment of low-grade NHL and MCL. Under the SymBio License, SymBio may continue to market TREAKISYM® in Japan and SymBio will be permitted to develop and market certain other bendamustine hydrochloride products in Japan for limited indications.

Pursuant to the terms of the SymBio License, Eagle and SymBio will enter into a separate supply agreement, under which we will be responsible for manufacturing and supplying the Products to SymBio for development and commercialization in Japan. After a period of time following launch of a Product, SymBio will have the right to assume the responsibility for manufacturing of the Products in and for Japan. Under the SymBio License, we will retain the right to control the prosecution, maintenance and enforcement of our patents covering the Products, both inside and outside of Japan.

Under the SymBio License, we earned an upfront non-refundable cash payment of $12.5 million in the third quarter of 2017, and we are eligible to receive a milestone payment upon approval of a Product in Japan and a milestone payment upon achievement of certain cumulative net sales of the Products in Japan. After regulatory approval of a Product in Japan, we will also receive tiered, low double-digit royalties on net sales of the Products in Japan for so long as there are patents covering the Products in Japan or regulatory exclusivity for the Products in Japan.

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

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter to indicate that the review cycle for an application is complete and that the application is not ready for approval. A tentative approval is issued to a 505(b)(2) NDA if the sponsor must await the expiration of an Orange Book listed patent covering the reference product. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA's satisfaction in a resubmission of the application, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced and announced inspections by the FDA and these state agencies, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug's benefits outweigh its risks. In addition, regulatory authorities may take other enforcement action, including, among other things, warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, refusal to approve pending applications or supplements to approved applications, civil penalties and criminal prosecution.

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

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, marketing, sale and promotion of drug products and medical devices are subject to numerous regulations by various federal, state and local authorities in addition to the FDA including, but not limited to, the U.S. Federal Communications Commission, the U.S. Department of Justice, HHS and its various enforcement divisions, such as the Centers for Medicare and Medicaid Services (“CMS”), the Office of Inspector General ("OIG"), the Office for Human Research Protections ("OHRP"), and the Office of Research Integrity ("ORI"), state Attorneys General, state Medicaid Fraud Control Units, or MFCUs, and other state and local government agencies. Healthcare laws and regulations that may govern our business include the following.

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

Federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval by the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. The "qui tam" provisions of the federal civil False Claims Act allow a private individual to bring a civil action on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and potentially to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the federal civil False Claims Act. Many of these state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government. There are many potential bases for liability under the federal civil False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, and improper promotion of off-label uses not expressly approved by the FDA in a drug's label. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. Additionally, the civil monetary penalties statute, among other things, imposes fines against any person or entity that is determined to have presented or caused to be presented claims to a federal healthcare program that the person or entity knows or should know is for an item or service that was not provided as claimed or otherwise is false or fraudulent.

Also, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created several additional federal criminal statutes that prohibit healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the ACA amended certain of these federal criminal statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Third-Party Payor Coverage and Reimbursement

The commercial success of our approved product portfolio, as well as our pre-clinical and clinical product portfolio, if and when approved, will depend, in part, upon the availability of coverage and adequate reimbursement from third-party payors at the federal, state and private levels. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product portfolio will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our product portfolio will be paid by health maintenance, managed care, pharmacy benefit, and/or similar healthcare management organizations, or are reimbursed by government health administration authorities, such as Medicare and Medicaid, private health coverage insurers and other third-party payors. The market for our product portfolio will depend significantly on access to third-party payors' formularies, or lists of treatments for which third-party payors provide coverage and reimbursement.

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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the U.S. Presidential administration to repeal or replace certain aspects of the ACA. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. . Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, the U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider additional legislation to repeal or repeal and replace other elements of the ACA.

Other healthcare legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of subsequent legislation, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. Further, the current U.S. Presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any additional healthcare reform measures could further constrain our business and/or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product portfolio or additional pricing pressures.

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

Employees

As of December 31, 2017, we had a total of 108 employees in the United States, including 5 Eagle Biologics employees, and two full-time consultants in India. Of these 108 employees, 27 were in research and development, 9 were in regulatory affairs and quality control compliance, 47 were in sales and marketing, 15 were in administration and 10 were in finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Segments and Geographic Information
We view our operation and manage our business as one reporting segment since the majority of our revenues are from royalties. For information regarding revenue and other information regarding our results of operations for each of our last three fiscal years, please refer to our financial statements included in this Annual Report on Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K.
Corporate Information

We were incorporated in Delaware in January 2007. Our principal executive offices are located at 50 Tice Boulevard, Suite 315,

Woodcliff Lake, New Jersey 07677, and our telephone number is (201) 326-5300.
Available Information

Our corporate website address is www.eagleus.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only. We make our Annual Reports on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC.

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
To date, we have focused primarily on developing a broad product portfolio and have obtained final regulatory approval for five products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. Although we had net income of $51.9 million for the year ended December 31, 2017, $81.5 million for the year ended December 31, 2016 and $2.6 million for the year ended December 31, 2015, we incurred significant net losses prior to 2015. As of December 31, 2017, we had retained earnings of $26.3 million.
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
In order to raise additional funds to support our operations, we may sell additional equity or incur debt, which could adversely impact our stockholders, as well as our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness, including under the credit agreement we entered into in January 2017 and subsequently amended and restated in August 2017, which we refer to as the Credit Agreement, would result in increased fixed payment obligations. In addition, the incurrence of indebtedness could result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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
Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. In addition, the process for obtaining regulatory approval to market biologic products is expensive, often takes many years, and can vary substantially based on the type, complexity and novelty of the product candidate involved. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies, which may cause lengthy delays and increased costs to our programs. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. If we do not obtain regulatory approval of new products or additional indications for existing products, or are significantly delayed or limited in doing so, our revenue growth will be adversely affected, we may experience surplus inventory, or our business may be materially harmed and we may need to significantly curtail operations. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and requested additional information. We have elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA's Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market. Additionally, in July of 2017 we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for EP-4104 for the treatment of EHS, in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for EP-4104. We are currently meeting with the FDA to seek agreement on such additional work, but there can be no assurance that the FDA will ultimately approve the NDA, or if so, in a timely fashion.
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
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for those small molecule product candidates described in this Annual Report on Form 10-K and will likewise pursue an equivalent regulatory strategy for the biologic product candidates developed by Eagle Biologics. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. While the regulatory pathway of a biobetter is less developed, we believe through collaborative deals we can achieve a similar result allowing us to rely on data previously generated.
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
Our product candidates are in various stages of development, from early stage to late stage. Clinical trial failures may occur at any stage and may result from a multitude of factors both within and outside our control, including flaws in formulation, adverse safety or efficacy profile and flaws in trial design, among others. If the trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of the product candidates or conduct additional clinical trials or preclinical studies. For example, the FDA has requested that the Company conduct an additional clinical trial for EP-4104. We are currently meeting with the FDA to seek agreement on such additional work, but there can be no assurance that the FDA will ultimately approve the NDA, or if so, in a timely fashion. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For these reasons, our future clinical trials may not be successful.
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
We have no experience submitting BLAs and have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and requested additional information. We have elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA's Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market. Additionally, in July of 2017 we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for Ryanodex for the treatment of EHS, in conjunction with external cooling methods. The FDA has requested that the Company conduct an additional clinical trial for EP-4104. We are currently meeting with the FDA to seek agreement on such additional clinical work, but there can be no assurance that the FDA will ultimately approve the NDA, or if so, in a timely fashion.
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

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which prohibit and impose penalties for, among other things, individuals or entities knowingly presenting, or causing to be presented, claims for payment or approval from the federal government including Medicare, Medicaid or certain other governmental health care programs that are false or fraudulent or knowingly making or causing to be made a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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
We derive a substantial portion of our revenue from royalties derived from the sales of one product: Bendeka. This product is sold by our partner Teva Pharmaceuticals. During the year ended December 31, 2017, Bendeka accounted for approximately 79% of our total revenue. The sale of our products can be significantly influenced by the efforts of our partners, which are out of our control, as well as market conditions and regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions or entry into the market for competing products, or as a result of regulatory actions related to our products or competing products, which could have a material impact on our results of operations and financial condition.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
We may enter into agreements with third parties to market our products outside the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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
Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third party coverage and reimbursement for our commercial products, and our pre-clinical and clinical product candidates for which we may receive regulatory approval, may not be available or adequate in either the United States or international markets, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
While the United States Supreme Court has previously upheld the constitutionality of certain elements of the ACA, we expect additional challenges and amendments to the ACA will continue in the future. For example, since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, the U.S. President of the U.S. signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. We cannot assure you that the ACA, as currently enacted or as amended in the future, or any follow-on substitute legislation will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015 as well as other legislative amendments, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revised the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. Further, the current U.S. Presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA regulations and other laws regarding current good clinical practice, or GCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization, or ICH, guidelines for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.
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

This strategic collaboration may not be scientifically or commercially successful due to a number of important factors, including the following:

•	If we fail to maintain any regulatory approvals, or otherwise materially breach the agreement, we may not receive all anticipated royalty payments.

•
Cephalon has significant discretion in determining the efforts and resources that it will apply to their strategic collaboration with us. The timing and amount of any cash payments, and royalties that we may receive under such agreements will depend on, among other things, the efforts, allocation of resources and the commercialization of our product by Cephalon under the Cephalon License;

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
On February 13, 2015, we entered into the Cephalon License, with Cephalon for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. If we are able to establish additional collaboration arrangements, any such collaborations, in addition to the collaboration with Cephalon, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third party for development and commercialization of a product or product candidate, including Cephalon, we can expect to relinquish some or all of the control over the future success of that product or product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

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
We are highly dependent on the principal members of our executive team, which include our Chief Executive Officer, Chief Financial Officer, Chief Medical Officer, and President and Chief Commercial Officer. The loss of these executives' services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are "at will" employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2017 we had a total of 108 employees in the United States and two full-time consultants in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. For example, on November 16, 2016, we acquired Arsia Therapeutics, Inc. (now Eagle Biologics). We may not be able to effectively manage the expansion of our operations, such as the Arsia acquisition, which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell our products and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Ryanodex® (dantrolene sodium), Argatroban, Bendeka ® and Non-Alcohol Docetaxel Injection have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. Once our products are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
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
These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and NASDAQ and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. For example, in May 2016, we became party to a federal securities class action lawsuit, and although it was dismissed in October 2017, we incurred substantial costs defending such lawsuit. Such lawsuit, as well as similar lawsuits instituted in the future, could result in substantial additional costs to us and could also divert the time and attention of our management.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of December 31, 2017, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own the majority of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
We previously identified a material weakness in our internal control over financial reporting, which has now been remediated. Nevertheless, if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.

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

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31,
2016, we had identified a material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision. During the year ended December 31, 2017, we executed on our remediation plan for this material weakness, and we concluded that the previous material weakness has been remediated.

We will continually assess the progress of the initiatives and our system of internal controls and will take further actions as deemed necessary; however, there can be no assurance that we will be successful in maintaining an effective system of internal controls, identifying additional control deficiencies or material weaknesses in the future, or accurately and timely reporting our financial condition and results of operations.

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
As of February 20, 2018 we had 14,862,015 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

We are at risk of securities class action and similar litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On May 31, 2016, a federal securities class action suit was brought against us seeking compensatory damages in connection with, among other things, the EP-6101 Complete Response Letter, as described in more detail in Item 6, Legal Proceedings. Such lawsuit was dismissed with prejudice in August 2017, however, any similar litigation in the future, could result in substantial cost and a diversion of management's attention and resources, which could harm our business.
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
Repurchases of our common stock pursuant to our stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, any future repurchases would diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value.
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
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, significantly revising the Code.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017 we conducted all of our commercial operations for Eagle Pharmaceuticals, Inc. at our 20,497 square foot leased office space located at 50 Tice Boulevard, Suite 315, Woodcliff Lake, NJ 07677. The term of the lease is for 60 months, expiring on June 30, 2020. Prior to May 31, 2013 we were located at 470 Chestnut Ridge Road, Woodcliff Lake, NJ 07677 since September 2007.

For Eagle Pharmaceuticals, Inc., as of December 31, 2017, we conduct certain non-outsourced research and development operations at a leased space located at 26021 Pala, Mission Viejo, CA 92691 (the “Mission Viejo Property”).  The lease for the Mission Viejo Property is for ten years, expiring on December 31, 2027.

For Eagle Biologics, Inc. as of December 31, 2017, we conducted all of our non-outsourced operations at a leased space located at One Kendall Square Building 1400, Suite 301, Cambridge, MA 02139. The term of the lease is 24 months expiring on September 30, 2018.

We consider our current facilities suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

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

In March 2017, the Company reached agreements in principle with the Plaintiffs’ Steering Committee in this matter to voluntarily dismiss the Company from all of the lawsuits in which it was named and from the master complaint. The Company is in the process of working with the other parties in this matter to have it removed from the Multidistrict litigation entirely.  As part of the agreement, in the event a case is brought in the future with facts that justify the Company’s inclusion, the plaintiffs reserved the right to include the Company in such matter.  The plaintiffs have filed several additional lawsuits since the parties’ agreement in principle to dismiss, and the Company is in the process of working with plaintiffs to explore the possibility of dismissing those lawsuits.  The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicines Company v. Eagle
On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint in the U.S. District Court for the District of New Jersey against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (“EP-6101”). MDCO amended that complaint in April of 2016. The complaint cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO, which was terminated by the Company on September 17, 2013. In October 2017, the Defendants moved to dismiss the action for lack of subject matter jurisdiction and to stay discovery. In December 2017, while those motions were pending, the parties entered into a settlement agreement pursuant to which Defendants agreed to pay $1.7 million and assign to MDCO all intellectual property rights relating to EP-6101. As a result of the settlement, the court entered a stipulation and order of dismissal, with prejudice, of all claims on January 24, 2017.

Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the Court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney

LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleged that defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the NDA submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants filed their reply on March 1, 2017. On May 19, 2017, the Court granted defendants motion to dismiss and dismissed the Amended Complaint without prejudice. On June 1, 2017, the Court entered an order granting plaintiffs until July 3, 2017 to file an amended complaint.  Plaintiffs did not file an amended complaint on or before July 3, 2017 and, therefore, on August 2, 2017, the Court entered an order dismissing the case with prejudice and directing the clerk to close the case. On August 31, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit, indicating their intent to appeal from the Court’s May 19, 2017 and August 2, 2017 orders. On October 4, 2017, plaintiffs-appellants filed a motion to withdraw their appeal and, on October 5, 2017, the Court of Appeals issued an order dismissing the appeal without costs to either party.

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and anticipate either a schedule for oral argument or a disposition from the court in 2018.

Eagle v. Eli Lilly
On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey against Eli Lilly and Company (“Lilly”), Case No. 2:17-CV-06415.  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product (to compete with Lilly’s Alimta).   Lilly has accepted service and answered the complaint on October 27, 2017. Lily also filed a motion to transfer this case to Delaware on October 27, 2017. Eagle filed a motion to oppose such transfer on November 6, 2017. No other dates or proceedings have been scheduled as of the date of the filing of this Annual Report on Form 10-K.  The Company believes it has valid claims against Lilly and the right to seek injunctive relief and damages. However, litigation is inherently uncertain, and the Company cannot predict the outcome of this litigation.
Patent Litigation
Eli Lilly and Company. v. Eagle Pharmaceuticals, Inc. (PEMFEXYTM (Pemetrexed))
On August 14, 2017, Lilly filed suit against the Company in the United States District Court for the Southern District of Indiana (the “Indiana Suit”).  Lilly alleged patent infringement based on the filing of the Company’s 505(b)(2) NDA seeking approval to manufacture and sell the Company’s EP-5101.  EP-5101, if finally approved by FDA, will be a branded alternative to Alimta®, which is indicated (in combination with cisplatin) (a) for the treatment of patients with malignant pleural mesothelioma, or (b) for the initial treatment of locally advanced or metastatic nonsquamous non-small cell lung cancer.  Alimta® also is indicated as a single-agent for the treatment of patients with locally advanced or metastatic nonsquamous non-small cell lung cancer after prior chemotherapy.  Alimta® also is indicated for maintenance treatment of patients with locally advanced or metastatic nonsquamous non-small cell lung cancer whose disease has not progressed after four cycles of platinum-based first-line chemotherapy.

On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue.  On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit.  It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”).  Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017.  Lilly answered Eagle’s counterclaims on October 24, 2017.  The Court held a scheduling conference on December 11, 2017 and set trial in the Delaware Suit to begin on September 9, 2019. The Delaware Suit is pending.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited - (BENDEKA®)

BENDEKA®, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Four companies - Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), and Mylan Laboratories Limited (“Mylan”) - have filed Abbreviated New Drug Applications (“ANDA’s”) referencing BENDEKA® that include challenges to one or more of the BENDEKA® Orange Book-listed patents.

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius and Mylan in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), and January 19, 2018 (Slayback (“Slayback II”)). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Fresenius, and Apotex counterclaims on October 20, 2017, October 6, 2017, and December 18, 2017, respectively. The Slayback I, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, with Trial scheduled to begin September 3, 2019. All five cases are pending.

The FDA is stayed from approving Apotex’s, Fresenius’, and Mylan’s ANDA’s until the earlier of (1) January 7, 2020, January 14, 2020, and April 30, 2020, respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action. The FDA cannot approve Slayback’s ANDA until March 2033.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been listed on the NASDAQ Global Market under the symbol “EGRX” since February 12, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales prices per share of our common stock during each quarter within the two most recently completed fiscal years as reported on the NASDAQ Global Market:

	High	Low
Year Ended December 31, 2017
4th quarter	$63.67	48.84
3rd quarter	$83.80	45.05
2nd quarter	$97.15	68.38
1st quarter	$86.00	61.10
Year Ended December 31, 2016
4th quarter	$87.78	54.70
3rd quarter	$71.37	38.20
2nd quarter	$58.93	33.02
1st quarter	$88.47	35.10

Record Holders
As of February 20, 2018, we had 6 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price per share of our common stock on February 20, 2018 was $62.95.
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

The following graph shows a comparison from February 12, 2014 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2017 of the cumulative total return for our common stock, and the NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph assumes that $100 was invested at the market close on February 12, 2014 in the common stock of Eagle Pharmaceuticals, Inc, the NASDAQ Composite Index and The NASDAQ Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company / Index	02/12/14	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16	06/30/17	12/31/17
Eagle Pharmaceuticals, Inc	$100	$112	$138	$630	$691	$302	$618	$615	$416
NASDAQ Composite	$100	$105	$113	$119	$119	$115	$128	$146	$164
NASDAQ Biotechnology	$100	$99	$119	$144	$132	$101	$104	$121	$125

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
Issuer Purchases of Equity Securities
The following table provides information about purchases of our equity securities during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
October 1, 2017 to October 31, 2017	—	$—	—	99,192
November 1, 2017 to November 30, 2017	54,924	$54.62	3,000	99,189
December 1, 2017 to December 31, 2017	36,334	$55.04	2,000	99,187
Total	91,258	$54.79	5,000

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

Item 6. Selected Financial Data
The following table sets forth our selected financial data for the periods and as of the dates indicated. The following selected financial data should be read in conjunction with our audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.
The statement of operations data for the years ended December 31, 2017, 2016, 2015, three months ended December 31, 2014 and 2013, and the years ended September 30, 2014 and 2013, respectively, and the balance sheet data as of December 31, 2017, 2016, 2015 and 2014, and September 31, 2014 and 2013 are derived from our financial statements. All previously reported share and per share amounts of our common stock, including shares of common stock underlying stock options and warrants, throughout this Annual Report have been retroactively adjusted to reflect our 1-for-6.41 reverse stock split of our shares of common stock effective on February 18, 2014. Our audited financial statements have been prepared in U.S. dollars in accordance with U.S. GAAP.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Year Ended December 31,			Three Months Ended December 31,		Year Ended September 30,
Statement of Operations Data:	2017	2016	2015	2014	2013	2014	2013
	(in thousands except share and per share amounts)
Total revenue	$236,707	$189,482	$66,227	$5,600	$5,492	$19,099	$13,679
Cost of product sales	33,714	35,785	7,762	1,782	2,670	5,042	7,381
Cost of royalty revenue	23,472	19,521	7,885	2,707	1,954	6,672	—
Research and development	32,607	28,289	27,855	3,986	2,589	16,816	9,795
Selling, general and administrative	71,416	53,329	20,165	3,690	1,344	9,326	4,958
Income (loss) from Operations	73,990	53,351	2,560	(6,565)	(3,065)	(18,757)	(8,455)
(Provision for) benefit from income taxes	(21,002)	28,026	(3)	1,059	—	1,295	899
Net income (loss) attributable to common stockholders	51,943	81,453	2,571	(5,506)	(4,387)	(19,643)	(9,885)
Income (loss) per share attributable to common stockholders- basic	$3.44	$5.24	$0.17	$(0.39)	$(1.44)	$(1.97)	$(3.25)
Income (loss) per share attributable to common stockholders- diluted	$3.27	$4.96	$0.16	$(0.39)	$(1.44)	$(1.97)	$(3.25)
Weighted average common shares outstanding- basic	15,102,890	15,533,681	15,250,154	14,032,828	3,048,131	9,955,937	3,044,308
Weighted average common shares outstanding- diluted	15,908,211	16,434,104	16,253,781	14,032,828	3,048,131	9,955,937	3,044,308

	December 31,				September 30,
Balance Sheet Data:	2017	2016	2015	2014	2014	2013
		(in thousands)
Cash and cash equivalents	$114,657	$52,820	$79,083	$34,869	$22,722	$10,456
Short-term investments	—	—	—	—	19,999	—
Accounts receivable	53,821	42,194	26,267	11,956	7,296	5,124
Total assets	270,060	214,320	124,605	50,094	53,411	18,103
Total current liabilities	47,302	40,965	34,262	22,186	20,315	14,342
Retained earnings (Accumulated deficit)	26,284	(25,659)	(107,112)	(109,683)	(104,177)	(102,136)
Total stockholders' equity	$179,144	$151,226	$90,343	$27,908	$33,096	$(87,929)

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

Overview
Our business model is to develop proprietary innovations to FDA-approved, injectable drugs, that offer commercial and/or functional advantages to currently available alternatives. We have historically been, and will continue to primarily be, focused on developing and commercializing injectable drugs, primarily in the critical care and oncology areas, using the United States Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. With our addition of Eagle Biologics, we hope to apply our proven market strategy to offer “biobetter” formulations, and to rapidly develop novel biologic products under the pathway provided by the Biologics Price & Competition Act. In addition, we plan to continue to market and/or commercialize our products through marketing partners and/or through our internal direct sales force.

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

We currently have multiple product candidates in advanced stages of development, and/or under review for approval by the FDA. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. ("AMRI"). Our advanced candidates are EP-3101 (bendamustine RTD) ("EP-3101"), EP-4104 (dantrolene sodium for exertional heat stroke ("EHS")) (“EP-4104”), EGL-4104-C-1702 (dantrolene sodium for drug induced hyperthermia), EP-5101 (PEMFEXY™), a pemetrexed injection ready-to-dilute formulation (“EP-5101”) and EGL-5385-C-1701 (fulvestrant). EP-3101 and EP-5101 have been tentatively approved by the FDA. EGL-5385-C-1701 and EP-4104, both unapproved, may address unmet medical needs in major specialty markets.

Recent Developments
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to an additional $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the Share Repurchase Program and the New Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Programs have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. The Company repurchased 566,838 shares of common stock for $37.0 million in the year ended December 31, 2016, and a total of 674,857 shares of common stock for $43.8 million in the year ended December 31, 2017.
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

On July 26, 2017, we received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke, in conjunction with external cooling methods. Based on our recent meeting with the FDA, we have agreed on a path forward and plan to conduct an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015.

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”).  At closing, which occurred on August 8, 2017, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn.  The Company may make one other draw on the term loan facility on or before February 4, 2018.The Company has elected not to draw down further on the term loan facility. The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either

(a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility.

On September 20, 2017, we entered into a Product Collaboration and License Agreement, effective as of September 19, 2017, (the “SymBio License”) with SymBio Pharmaceuticals Limited (“SymBio”) for the rights to develop and commercialize EP-3101 and Bendeka (collectively, the “Products”) in Japan. Under the SymBio License, SymBio will be responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan, with a target for regulatory approval of a Product in Japan in 2020. SymBio will bear all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, we would share 50% of the out-of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. Based on our assessment of the probability of additional costs, we have not deferred revenue on the SymBio License. SymBio will also be responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

SymBio currently markets in Japan TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma (“MCL”), and as a first line treatment of low-grade NHL and MCL. Under the SymBio License, SymBio may continue to market TREAKISYM® in Japan and SymBio will be permitted to develop and market certain other bendamustine hydrochloride products in Japan for limited indications.

Pursuant to the terms of the SymBio License, Eagle and SymBio will enter into a separate supply agreement, under which we will be responsible for manufacturing and supplying the Products to SymBio for development and commercialization in Japan. After a period of time following launch of a Product, SymBio will have the right to assume the responsibility for manufacturing of the Products in and for Japan. Under the SymBio License, we will retain the right to control the prosecution, maintenance and enforcement of our patents covering the Products, both inside and outside of Japan.

Under the SymBio License, we earned an upfront non-refundable cash payment of $12.5 million in the third quarter of 2017, and we are eligible to receive a milestone payment upon approval of a Product in Japan and a milestone payment upon achievement of certain cumulative net sales of the Products in Japan, which can aggregate to a total of approximately $10.0 million (subject to currency fluctuations). After regulatory approval of a Product in Japan, we will also receive tiered, low double-digit royalties on net sales of the Products in Japan for so long as there are patents covering the Products in Japan or regulatory exclusivity for the Products in Japan.

On October 23, 2017, the Company entered into an agreement with Worldwide Clinical Trials, Inc. to conduct a clinical trial for EGL-5385-C-1701. A group study of healthy female subjects have been randomized across 12 sites. The study will evaluate the safety, tolerability, and pharmacokinetics of a single dose of EGL-5385-C-1701 for Injectable Suspension versus the reference drug administered by IM injection in the gluteal muscle. We expect the study to be completed by September 2018.

On October 27, 2017, the FDA granted tentative approval for the Company’s EP-5101 for locally advanced or metastatic nonsquamous non-small cell lung cancer in combination with cisplatin; locally advanced or metastatic nonsquamous non-small cell lung cancer in patiensts whose disease has not progressed after four cycles of platinum-based first-line chemotherapy, as maintenance treatment; locally advanced or metastatic nonsquamous non-small cell lung cancer after prior chemotherapy as a single agent; and malignant pleural mesothelioma in patients whose disease is unresectable or who are otherwise not candidates for curative surgery in combination with cisplatin.

During the first quarter of 2018, we filed an ANDA for our first product candidate co-developed with AMRI and are awaiting FDA acceptance of the filing.

On February 8, 2018, we entered into an amendment (the “Amendment”) to the stock purchase agreement dated November 10, 2016 (the “Arsia SPA”), pursuant to which we acquired from Arsia Therapeutics, LLC (the “Seller”) all of the outstanding capital stock of Arsia Therapeutics, Inc. (now Eagle Biologics). Pursuant to the Amendment, our obligations to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million by us to the Seller.

Financial Operations Overview
Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
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
Research and Development
Costs for research and development are charged to expense as incurred and include; employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel, expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies, costs associated with preclinical activities and development activities, costs associated with regulatory operations, and depreciation expense for assets used in research and development activities.
Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid expenses or accrued expenses as deemed appropriate. Recoveries of previously recognized research and development expenses from third parties are recorded as a reduction to research and development expense in the period it becomes realizable.
Selling, General and Administrative
Selling, general and administrative costs consist primarily of salaries, benefits and other related costs, including stock-based compensation for executive, finance, selling and operations personnel. Selling, general and administrative expenses also include facility and related costs, professional fees for legal, consulting, tax and accounting services, insurance, selling, marketing, market research, advisory board and key opinion leaders, depreciation and general corporate expenses. We expect that our selling, general and administrative expenses will increase with the potential of further commercialization of our product candidates particularly as we continue to grow our commercial organization.
Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the 4th quarter of 2016, the Company reversed its valuation allowance on our net deferred tax assets (See Note 8. Income Taxes). ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Results of Operations
Comparison of Years Ended December 31, 2017 and December 31, 2016

Revenues

	Year Ended December 31,		Increase / (Decrease)
	2017	2016
	(in thousands)
Product sales	$45,327	$40,646	$4,681
Royalty revenue	153,880	99,040	54,840
License and other revenue	37,500	49,796	(12,296)
Total revenue	$236,707	$189,482	$47,225

Total revenue increased $47.2 million in the year ended December 31, 2017 to $236.7 million as compared to $189.5 million in the year ended December 31, 2016.
Product sales increased approximately $4.7 million in the year ended December 31, 2017, primarily driven by increases in product sales of Ryanodex of $5.9 million and Non-Alcohol Docetaxel Injection of $1.2 million. These increases were partially offset by decreases of $1.2 million in net product sales of Bendeka and $0.4 million in net product sales of Argatroban. In addition, there was a $0.8 million decrease in net product sales of diclofenac-misoprostol as the Company sold certain intellectual property related to this product in March 2016.
Royalty revenue increased $54.8 million in the year ended December 31, 2017, primarily as a result of increased Bendeka market share on Teva sales amplified by an increase in the Bendeka royalty rate from 20% to 25% upon receipt of the J-code, partially tempered by a decrease in Argatroban royalties.
License and other revenue decreased for the year ended December 31, 2017 as compared to the year ended December 31, 2016. For the year ended December 31, 2017, we realized a $25.0 million milestone under the Cephalon agreement related to Teva reaching $500 million in cumulative net sales of Bendeka and a $12.5 million upfront cash payment earned under the SymBio License Agreement. License and other revenue for the year ended December 31, 2016 was comprised of a $40.0 million milestone related to the receipt of the J-code for Bendeka, $6.0 million recognized from an asset sale in fiscal 2010 (which had previously been deferred), $2.0 million as the Company met certain one-time performance obligations and $1.8 million related to the amendment of the license and supply agreement with Teva, expanding the territories for commercial sale of Bendeka.

Cost of Revenue

	Year Ended December 31,		(Decrease) / Increase
	2017	2016
	(in thousands)
Cost of product sales	$33,714	$35,785	$(2,071)
Cost of royalty revenue	23,472	19,521	3,951
Total cost of revenue	$57,186	$55,306	$1,880

Cost of revenue increased $1.9 million in the year ended December 31, 2017 to $57.2 million as compared to $55.3 million in the year ended December 31, 2016.

Cost of product sales decreased $2.1 million in the year ended December 31, 2017, primarily as a result of decreased product sales of Bendeka, Argatroban, and diclofenac-misoprostol, offset by increases in product sales of Ryanodex and Non-Alcohol Docetaxel Injection.

Cost of royalty revenue increased $4.0 million in the year ended December 31, 2017 as a result of an increase in the cost of product royalty for Bendeka, offset by a decrease in the cost of product royalty for Argatroban.

Research and Development

	Year Ended December 31,		Increase
	2017	2016
	(in thousands)
Research and development	$32,607	$28,289	$4,318

Research and development expenses increased approximately $4.3 million in the year ended December 31, 2017 to $32.6 million as compared to $28.3 million in the year ended December 31, 2016. The increase resulted from an increase in project spending for EGL-5385-C-170, EP-4104, EGL-4104-C-1702, certain other projects and an increase in salary and other personnel-related expenses due to increased headcount. These increases were partially offset by a decrease in project spending for EP-6101 and EP-5101. Additionally, during the year ended December 31, 2016 we received certain cost reimbursements from a commercial partner for $1.6 million and a $2.4 million credit from a supplier related to the resolution of a dispute.

Selling, General and Administrative

	Year Ended December 31,
	2017	2016	Increase
	(in thousands)
Selling, general and administrative	$71,416	$53,329	$18,087

Selling, general and administrative expenses increased approximately $18.1 million in the year ended December 31, 2017 to $71.4 million as compared to $53.3 million in the year ended December 31, 2016.
This increase is principally related to a $10.2 million increase in salary and personnel related expenses, including stock-based compensation, as we build out areas to support the growing needs of the business and sales force, $3.0 million increase in sales and marketing spend in preparation for the launch of Ryanodex for exertional heat stroke, $1.7 million increase in professional fees mainly for legal matters, $1.4 million increase in amortization expense related to the Biologics developed technology intangible asset, $0.8 million increase in travel related expenses, and a $1.0 million increase in miscellaneous expenses.
Gain on sale of asset
On March 29, 2016, we entered into the Diclofenac Asset Purchase Agreement pursuant to which we sold certain intellectual property related to diclofenac-misoprostol in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, we received a one-time payment at closing of $1.75 million, which was included in operating expenses.

Asset Impairment Charge
During the year ended December 31, 2017, the Company experienced a decline in customer contracts and saw a drop in market pricing for Non-Alcohol Docetaxel Injection. Accordingly, the Company estimated the fair value of our Non-Alcohol Docetaxel Injection product and determined the carrying amount of the intangible asset was no longer fully recoverable, resulting in a pre-tax, non-cash asset impairment charge of $7.2 million.
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

A change in fair value of contingent consideration was recorded for the year ended December 31, 2017 resulting in income of $7.4 million, net. This includes adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured as a result of changes in forecasted revenues for the product. Also included in the amount was a change in the fair value of contingent consideration liability from the acquisition of Eagle Biologics. In February 2018, the Company amended the Eagle Biologics Stock Purchase Agreement and has paid $15 million for all remaining obligations for milestone payments under that agreement.

Legal Settlement
On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint in the U.S. District Court for the District of New Jersey against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (“EP-6101”). MDCO amended that complaint in April of 2016. The complaint cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO, which was terminated by the Company on September 17, 2013. In October 2017, the Defendants moved to dismiss the action for lack of subject matter jurisdiction and to stay discovery. In December 2017, while those motions were pending, the parties entered into a settlement agreement pursuant to which Defendants agreed to pay $1.7 million and assign to MDCO all intellectual property rights relating to EP-6101. As a result of the settlement, the parties entered into a stipulation dismissing all claims with prejudice.

Other Income and Expense

	Year Ended December 31,		Increase
	2017	2016
	(in thousands)
Interest income	$91	$84	$7
Interest expense	(1,136)	(8)	(1,128)
Total other income, net	$(1,045)	$76	$(1,121)

Interest expense increased for the year ended December 31, 2017 related to the amortization of debt issuance costs and interest incurred on long-term debt.

(Provision for) benefit from income taxes

	Year Ended December 31,
	2017	2016
	(in thousands)
(Provision for) benefit from income taxes	$(21,002)	$28,026
Effective tax rate	29%	(52)%

We recorded a $21.0 million provision for income taxes for the year ended December 31, 2017 as compared to a $28.0 million benefit for income taxes for the year ended December 31, 2016.

The (provision for) benefit from income taxes were based on the applicable federal and state tax rates for those periods.  For periods with a loss before benefit for income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate. For periods with income before provision for income taxes, favorable tax items result in a decrease in the effective tax rate, while, unfavorable tax items result in an increase in the effective tax rate.

The tax provision for the year ended December 31, 2017 reflects an effective tax rate of 29%. The difference between the notional U.S. statutory federal income tax rate and our effective tax rate includes favorable rate items such as exercise of stock options in the period and credits from research and development activity and unfavorable items such as state tax and a valuation adjustment to our net deferred tax asset as of December 31, 2017 to reflect the new U.S. statutory federal income tax rate from tax reform.

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

Net Income

Net income for the year ended December 31, 2017 was $51.9 million as compared to a net income of $81.5 million for the year ended December 31, 2016, as a result of the factors discussed above.

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

Cost of Revenue

	Year Ended December 31,		Increase
	2016	2015
	(in thousands)
Cost of product sales	$35,785	7,762	$28,023
Cost of royalty revenue	19,521	7,885	11,636
Total cost of revenue	$55,306	$15,647	$39,659

Cost of revenue increased $39.7 million in the year ended December 31, 2016 to $55.3 million as compared to $15.6 million in the year ended December 31, 2015.

Cost of product sales increased $28.0 million in the year ended December 31, 2016 to $35.8 million as compared to $7.8 million in the year ended December 31, 2015 mainly resulted from sales related to new products Bendeka and Non-Alcohol Docetaxel Injection, both launched in the first quarter of 2016.

Cost of royalty revenue increased $11.6 million in the year ended December 31, 2016 to $19.5 million as compared to $7.9 million in the year ended December 31, 2015, primarily as a result of the cost of product royalty for Bendeka, Non-Alcohol Docetaxel Injection, and Argatroban.

Research and Development

	Year Ended December 31,		Increase
	2016	2015
	(in thousands)
Research and development	$28,289	$27,855	$434

Research and development expenses increased approximately $0.4 million in the year ended December 31, 2016 to $28.3 million as compared to $27.9 million in the year ended December 31, 2015. The increases resulted from an increase in project spending for EGL-5385-C-1701, EP-6101, certain other projects and an increase in salary and other personnel-related expenses due to increased headcount. These increases were partially offset by certain cost reimbursements from our commercial partners for $1.6 million, a $2.4 million credit from our supplier related to a dispute resolution, a decrease in project spending for EP-4104 and EP-5101 and non-recurrence in project spending for EP-3101.
Selling, General and Administrative

	Year Ended December 31,
	2016	2015	Increase
	(in thousands)
Selling, general and administrative	$53,329	$20,165	$33,164

Selling, general and administrative expenses increased approximately $33.1 million in the year ended December 31, 2016 to $53.3 million as compared to $20.2 million in the year ended December 31, 2015.
This increase is principally related to a $13.1 million increase in salary and personnel related expenses as we build out areas to support the growing needs of the business and sales force, $10.0 million increase in sales and marketing expenses, $5.0 million increase in legal and other professional fees, $1.0 million increase in travel related expenses, and a $2.2 million increase in miscellaneous expenses.
Gain on sale of asset
On March 29, 2016, we entered into the Diclofenac Asset Purchase Agreement pursuant to which we sold certain intellectual property related to diclofenac-misoprostol in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, we received a one-time payment at closing of $1.75 million, which was included in operating expenses.

Other Income and Expense

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

The benefit from (provision for) income taxes was based on the applicable federal and state tax rates for those periods.  For periods with a loss before benefit for income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate. For periods with income before provision for income taxes, favorable tax items result in an decrease in the effective tax rate, while, unfavorable tax items result in an increase in the effective tax rate. The tax benefit for the year ended December 31, 2016 is due to the release of a previously carried tax valuation allowance on our net deferred tax assets including net operating loss carryforwards and the tax benefit related to the exercises of stock options during 2016. This was partially offset by the tax on 2016 earnings. Our decision to remove the valuation allowance on the Company's net deferred tax assets considered our significant income in 2016 which translated to our becoming a tax payer in 2016 and our outlook on prospective earnings and taxable income driven by Bendeka royalty and milestone revenues. For the year ended December 31, 2015, the Company carried a valuation allowance on its net deferred tax assets. As a result we recorded a minimal tax provision for the period. (see Note to Consolidated Financial Statements - Note 8. Income Taxes).

Net Income

Net income for the year ended December 31, 2016 was $81.5 million as compared to a net income of $2.6 million for the year ended December 31, 2015, as a result of the factors discussed above.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs, operating expenses as well as strategic business and product acquisitions and repurchases of our common stock. Cash and cash equivalents were $114.7 million, and $52.8 million as of December 31, 2017 and December 31, 2016, respectively.
For the year ended December 31, 2017, we realized net income of $51.9 million. As of December 31, 2017, we had a working capital surplus of $141.4 million. For the year ended December 31, 2016, we realized net income of $81.5 million. Although the Company has incurred significant losses since its inception in January 2007, we recently became profitable and have retained earnings of $26.3 million as of December 31, 2017.

We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
The Company expects to use future loans, if any, under the Credit Facility (described above under "Recent Developments"), for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the year ended December 31, 2017 was $58.9 million. Net income for the same period was $51.9 million offset by non-cash adjustments of approximately $36.5 million principally from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, asset impairment charge, amortization of debt issuance costs, and change in fair value of contingent consideration. Net changes in working capital decreased cash provided from operating activities by $29.6 million, due to an increase in accounts receivable of $11.6 million, an increase in inventory of $2.4 million partially offset by a decrease in prepaid expenses and other current assets of $2.0 million, a decrease in accounts payable of $8.5 million, a decrease in accrued expenses and other current liabilities of $9.1 million. The total amount of accounts receivable at December 31, 2017 was approximately $53.8 million, which included approximately $13.3 million from product sales, $36.4 million from royalty income, and $4.1 million related to cost reimbursements, all with payment terms of 45 days. Royalty income is receivable with terms of 45 days and starts at the end of the quarter to which it relates, the immediately preceding quarter.
Net cash provided by operating activities for the year ended December 31, 2016 was $53.2 million. Net income for the same period was $81.5 million reduced by non-cash adjustments of approximately $19.6 million principally from deferred income taxes, depreciation, amortization of intangible assets and stock-based compensation expense. Net changes in working capital decreased cash provided from operating activities by $8.6 million, due to an increase in accounts receivable of $15.9 million, an increase in prepaid expenses and other current assets of $9.4 million partially offset by an increase in accounts payable of $10.7 million, a decrease in inventories of $12.3 million and a decrease in deferred revenue of $6.0 million. The total amount of accounts receivable at December 31, 2016 was approximately $42.2 million, which included approximately $10.1 million from product sales and approximately $32.0 million from royalty income, all with payment terms of 45 days. Royalty income is receivable with terms of 45 days and starts at the end of the quarter to which it relates, the immediately preceding quarter.
Net cash used in operating activities for the year ended December 31, 2015 was $9.7 million. Net income for the same period was $2.6 million adjusted by non-cash adjustments of approximately $4.4 million from depreciation, stock-based compensation expense and retirement of fixed assets. Net changes in working capital decreased cash from operating activities by approximately $16.7 million principally due to an increase in accounts receivable of $14.3 million, an increase in inventories of $13.8 million partially offset by an increase in accrued expenses and other liabilities of $11.9 million. Accounts payable and accrued expenses increased primarily due to accrued royalties payable, accrued cost of revenue, accrued inventory purchases on increased commercial activity, and accrued research and development. Inventories increased significantly in preparation for the launch of Bendeka in January 2016. Accounts receivable increased primarily due to the $15.0 million milestone royalty earned under the Cephalon License agreement. The total amount of accounts receivable at December 31, 2015 was approximately $26.3 million, which included approximately $2.0 million of product sales and approximately $24.2 million of royalty income, all with payment terms of 45 days and approximately $0.1 million of other receivables. Royalty income is receivable with terms of 45 days and starts at the end of the quarter to which it relates, the immediately preceding quarter.
Investing Activities:
During the year ended December 31, 2017, we invested $0.8 million related to the purchase of the Ryanodex intangible. During the year ended December 31, 2016, we purchased Non-Alcohol Docetaxel Injection for $4.8 million, the Ryanodex intangible for $14.3 million and Eagle Biologics for $26.9 million of net cash acquired. We divested diclofenac-misoprostol for proceeds of $1.8 million.
During the years ended December 31, 2016 and 2015, we invested $62.0 million, and $106.0 million, in U.S. Treasury securities, and redeemed $62.0 million and $106.0 million of short- term investments.
During the years ended December 31, 2017, 2016 and 2015, we invested $4.4 million, $1.6 million, and $1.9 million, respectively, for the purchase of property and equipment.
Financing Activities:
Net cash provided by financing activities for the year ended December 31, 2017 was $8.1 million, primarily resulting from $50.0 million in proceeds from debt issuance and the issuance of common stock for stock option exercises of $4.3 million. This was offset by $43.8 million in cash settlements on repurchases of common stock, a $1.2 million payment of debt financing costs, and a $1.3 million payment of debt principal.
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

Contractual Obligations
Our future material contractual obligations include the following (in thousands):

Obligation	Total	2018	2019	2020	2021	2022	Beyond
Operating leases (2)	$2,494	$670	$674	$395	$117	$120	$518
Credit facility	48,750	5,000	5,000	38,750	—	—	—
Acquisition consideration	15,000	15,000	—	—	—	—	—
Purchase obligations (1)	61,307	61,307	—	—	—	—	—
Total obligations	$127,551	$81,977	$5,674	$39,145	$117	$120	$518

(1) At December 31, 2017, the Company has purchase obligations in the amount of $61,307 which represent the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
(2) The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2027. Rental expense was $664, $634, and $514, for the year ended December 31, 2017, 2016, and 2015, respectively. The remaining future lease payments under the operating lease are $2,494 as of December 31, 2017, payable monthly through June 30, 2020 and December 31, 2027.

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). In March, April, May and December 2016, the FASB issued additional guidance related to Topic 606.

The new standard will supersede nearly all existing revenue recognition guidance. Under Topic 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated equity (deficit)) as of the earliest date presented in accordance with the new standard.

In July 2015, the FASB deferred the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016). The Company has implemented the new guidance as of January 1, 2018 using the modified retrospective approach. The Company has evaluated Topic 606, and has assessed existing and historical contracts to identify possible differences in the timing of revenue recognition under the new revenue standard. During this evaluation, both senior management and the Audit Committee have been updated as to progress and findings on a frequent basis. The Company has substantially completed our evaluation of the effect that the updated standard will have on our consolidated financial statements and related disclosures. Adoption of the new guidance will not have a material impact on our consolidated financial statements and our recognition will be consistent with our historical accounting policies.

In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We do not expect this ASU to have an impact on our consolidated financial statements.

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

Contingent consideration
We have agreements with third-parties with contingent consideration and milestone payments that are potentially payable by us, as more fully described in Note 12, “Acquisitions” in the accompanying notes to the consolidated financial statements. These payments are contingent upon achieving sales, development and/or regulatory milestones that may or may not ever be achieved. Therefore, our requirement to make or receive such payments in the future or at all is highly uncertain.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $114.7 million held primarily in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, however, due to the short-term duration of our money market mutual funds and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of December 31, 2017, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2017. Management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented therein.

Remediation of Previous Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2016, we had identified a material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision. During the year ended December 31, 2017, the Company has executed on its remediation plan for this material weakness and the material weakness has been remediated.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Eagle's management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2017 based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
In addition, the effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report set forth below.

/s/ Scott Tarriff
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)

Changes in Internal Control Over Financial Reporting

During 2017, the Company executed on its remediation plan with respect to the material weakness identified as of December 31, 2016. As part of this remediation plan, the Company executed on strengthening our tax provision review controls with improved documentation standards and oversight, formalizing a policy and procedure for the communication and review of non-routine tax matters by senior management and as appropriate, engaging external tax advisors for advice with respect to non-routine tax matters. Additionally, we have engaged a nationally recognized accounting firm to review our quarterly and annual tax provisions and to advise on any applicable rule or tax-related changes. There were no other changes to controls during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, NJ
Opinion on Internal Control over Financial Reporting
We have audited Eagle Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Eagle Pharmaceuticals, Inc. as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Woodbridge, NJ
February 26, 2018

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

3. Exhibits

     The exhibits listed in the below index to exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit Number		Description
2.1
Stock Purchase Agreement, dated as of November 10, 2016, by and among Eagle Pharmaceuticals, Inc., Arsia Therapeutics, LLC, Arsia Therapeutics, Inc., Amy Schulman, as the Seller Representative, and each person that executed a joinder to the Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2016) ), as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of February 8, 2018 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, SEC File No. 001-36306, filed with the Commission on February 14, 2018)

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
Offer Letter by and between the Registrant and Adrian Hepner dated December 11, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017) as amended by entry into the Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan on April 29, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)

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
License Agreement, by and between the Registrant and Teikoku Pharma USA, Inc., dated October 13, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 29, 2016)

10.24	*
Co-Promotion Agreement, by and between the Registrant and Spectrum Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 29, 2016)

10.25	†
Offer Letter by and between the Registrant and David Pernock dated January 2, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 19, 2016)

10.26	†
Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated January 26, 2017 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017) as amended and restated by the Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 9, 2017)

10.27	†
Amendment to License and Sublicense Agreement, by and between the Registrant and Lyotropic Therapeutics, Inc., dated August 3, 2016 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017)

10.28
Offer Letter between the Registrant and Pete A. Meyers dated May 12, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed May 15, 2017)

10.29	*
Product Collaboration and License Agreement, by and between the Registrant and SymBio Pharmaceuticals Limited, effective as of September 19, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 8, 2017)

10.30
Separation Agreement by and between the Registrant and David Riggs dated January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed January 30, 2018)

10.31	(1)†	Form of Restricted Stock Unit Grant Package (2014 Equity Incentive Plan)
10.32	(1)†	Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan)
21.1	(1)	List of subsidiaries of Eagle Pharmaceuticals, Inc.
23.1	(1)	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm
24.1		Power of Attorney (incorporated by reference to this signature page of this Annual Report on Form 10-K)
31.1	(1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	(1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Management contract or compensatory plan or arrangement.
*Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1) Filed herewith.

Item 16. Form 10-K Summary

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2018.

EAGLE PHARMACEUTICALS, INC.

By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Tarriff and Pete A. Meyers, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ SCOTT TARRIFF Scott Tarriff	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018

/S/ PETE A. MEYERS Pete A. Meyers	Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2018

/S/ MICHAEL GRAVES Michael Graves	Chairman of the Board of Directors	February 26, 2018

/S/ STEVEN RATOFF Steven Ratoff	Member of the Board of Directors	February 26, 2018

/S/ SANDER FLAUM Sander Flaum	Member of the Board of Directors	February 26, 2018

/S/ DOUGLAS L. BRAUNSTEIN Douglas L. Braunstein	Member of the Board of Directors	February 26, 2018

/S/ ROBERT L. GLENNING Robert L. Glenning	Member of the Board of Directors	February 26, 2018

/S/ RICHARD A. EDLIN Richard A. Edlin	Member of the Board of Directors	February 26, 2018

INDEX TO FINANCIAL STATEMENTS OF
EAGLE PHARMACEUTICALS, INC.

APPENDIX A

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, NJ

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Pharmaceuticals Inc. as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2017, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditors since 2007.
Woodbridge, NJ
February 26, 2018

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$114,657	$52,820
Accounts receivable, net	53,821	42,194
Inventory	5,118	2,739
Prepaid expenses and other current assets	15,101	11,357
Total current assets	188,697	109,110
Property and equipment, net	6,820	3,316
Intangible assets, net	23,322	33,372
Goodwill	39,743	39,743
Deferred tax asset, net	11,354	28,643
Other assets	124	136
Total assets	$270,060	$214,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,981	$14,716
Accrued expenses	15,391	25,237
Current portion of contingent consideration	15,055	1,012
Current portion of long-term debt	4,875	—
Total current liabilities	47,302	40,965
Contingent consideration, less current portion	709	22,129
Long-term debt, less current portion	42,905	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,089,439 and 15,890,862 issued as of December 31, 2017 and 2016, respectively	16	16
Additional paid in capital	233,639	213,872
Retained earnings (Accumulated deficit)	26,284	(25,659)
Treasury stock, at cost, 1,241,695 and 566,838 shares as of December 31, 2017 and 2016, respectively	(80,795)	(37,003)
Total stockholders' equity	179,144	151,226
Total liabilities and stockholders' equity	$270,060	$214,320

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenue:
Product sales	$45,327	$40,646	$12,968
Royalty revenue	153,880	99,040	8,259
License and other revenue	37,500	49,796	45,000
Total revenue	236,707	189,482	66,227
Operating expenses:
Cost of product sales	33,714	35,785	7,762
Cost of royalty revenue	23,472	19,521	7,885
Research and development	32,607	28,289	27,855
Selling, general and administrative	71,416	53,329	20,165
Gain on sale of asset	—	(1,750)	—
Asset impairment charge	7,235	—	—
Change in fair value of contingent consideration	(7,377)	957	—
Legal settlement	1,650	—	—
Total operating expenses	162,717	136,131	63,667
Income from operations	73,990	53,351	2,560
Interest income	91	84	25
Interest expense	(1,136)	(8)	(11)
Total other (expense) income	(1,045)	76	14
Income before income tax (provision) benefit	72,945	53,427	2,574
Income tax (provision) benefit	(21,002)	28,026	(3)
Net income	$51,943	$81,453	$2,571
Earnings per share attributable to common stockholders:
Basic	$3.44	$5.24	$0.17
Diluted	$3.27	$4.96	$0.16
Weighted average number of common shares outstanding:
Basic	15,102,890	15,533,681	15,250,154
Diluted	15,908,211	16,434,104	16,253,781

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2014	14,037	14	137,577	—	(109,683)	27,908
Stock-based compensation expense	—	—	4,051	—	—	4,051
Issuance of common stock upon exercise of stock option grants	211	—	1,482	—	—	1,482
Issuance of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	1,389	1	54,330	—	—	54,331
Net income	—	—	—		2,571	2,571
Balance at December 31, 2015	15,637	15	197,440	—	(107,112)	90,343
Stock-based compensation expense	—	—	9,768	—	—	9,768
Issuance of common stock upon exercise of stock option grants	214	1	3,618	—	—	3,619
Common stock repurchases	—	—	—	(37,003)	—	(37,003)
Net income	—	—	—	—	81,453	81,453
Common stock issued for the Eagle Biologics acquisition	40	—	3,046	—	—	3,046
Balance at December 31, 2016	15,891	16	213,872	(37,003)	(25,659)	151,226
Stock-based compensation expense			15,429			15,429
Issuance of common stock upon exercise of stock option grants	198	—	4,338			4,338
Common stock repurchases				(43,792)		(43,792)
Net income					51,943	51,943
Balance at December 31, 2017	16,089	$16	$233,639	$(80,795)	$26,284	$179,144

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$51,943	$81,453	$2,571
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	17,289	(30,116)	—
Depreciation expense	932	641	112
Amortization expense	2,815	948	—
Stock-based compensation	15,429	9,768	4,051
Change in fair value of contingent consideration	(7,377)	957	—
Amortization of debt issuance cost	222	—	—
Gain on sale of diclofenac-misoprostol	—	(1,750)	—
Asset impairment charge	7,235	—	—
Loss on disposal of fixed assets	—	—	273
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,627)	(15,919)	(14,311)
(Increase) decrease in inventory	(2,379)	12,303	(13,800)
Decrease (increase) in prepaid expenses and other assets	1,993	(9,430)	(323)
(Decrease) increase in accounts payable	(8,460)	10,668	356
Decrease in deferred revenue	—	(6,000)	(520)
(Decrease) increase in accrued expenses and other liabilities	(9,096)	(316)	11,873
Net cash provided by (used in) operating activities	58,919	53,207	(9,718)
Cash flows from investing activities:
Purchase of property and equipment	(4,436)	(1,590)	(1,881)
Purchase of short term investments	—	(62,000)	(105,999)
Maturities of short term investments	—	62,000	105,999
Payment for Docetaxel acquisition	—	(4,850)	—
Payment for Ryanodex intangible asset	(750)	(14,250)	—
Purchase of Eagle Biologics, net of cash acquired	—	(26,860)	—
Proceeds from sale of diclofenac-misoprostol	—	1,750	—
Net cash used in investing activities	(5,186)	(45,800)	(1,881)
Cash flows from financing activities:
Repurchases of common stock	(43,792)	(37,003)	—
Payment of contingent consideration	—	(286)	—
Proceed from debt issuance	50,000	—	—
Payment of debt principal	(1,250)	—	—
Payment of debt financing costs	(1,192)	—	—
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs		—	54,331
Proceeds from common stock option exercise	4,338	3,619	1,482
Net cash provided by (used in) financing activities	8,104	(33,670)	55,813
Net increase (decrease) in cash	61,837	(26,263)	44,214
Cash and cash equivalents at beginning of period	52,820	79,083	34,869
Cash and cash equivalents at end of period	$114,657	$52,820	$79,083

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$10,542	$2,800	$482
Interest	651	8	11
Non-cash operating activities
Landlord contribution to leasehold improvements recorded as deferred rent	—	—	367
Non-cash investing activities
Value of common stock issued for the Eagle Biologics acquisition	—	3,046	—
Non-cash financing activities
Contingent consideration - business acquisitions	—	22,470	—

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
Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million in February 2015, received a $15 million milestone payment related to the FDA approval of Bendeka in December 2015, received $40 million in November 2016 related to the receipt of a unique, product-specific billing code, J-code (J9034), for Bendeka and received $25 million in March 2017 for an additional sales-based milestone payment. In addition, the Company was entitled to receive royalty payments of 20% of net sales of the product, which increased to 25% on receipt of the J-code.

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

On March 18, 2016, the Company received a Complete Response Letter from the FDA stating that while their initial review of our NDA, for our ready to use (“RTU”) bivalirudin candidate, EP-6101, a patented liquid intravenous form of Angiomax® for percutaneous transluminal angioplasty, was complete, they could not approve the application in its present form and requested additional information. The Company has elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA Complete Response Letter and because additional generic bivalirudin products are able to enter the market. In December of 2017, we divested the NDA for EP-6101 and its related IP in settlement of a litigation with The Medicines Company.

On March 24, 2016, the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka. In April 2016, we filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Note 14 - Legal Proceedings). On July 2, 2014, the FDA granted us orphan drug designations for Bendeka for the treatment of CLL and indolent B-cell NHL. The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. If granted, orphan drug exclusivity for Bendeka would run for seven years from December 7, 2015, the date Bendeka was approved.

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

On August 3, 2016, the Company amended our agreement with Lyotropic Therapeutics, Inc. to reduce future royalties related to Ryanodex net sales from 15% to 3% (subject to further reduction upon the occurrence of certain triggering events) in exchange for $15 million, which we recorded as an intangible asset (see Note 13 Intangible assets, net).
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to an additional $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the Share Repurchase Program and the New Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Programs have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. The Company repurchased 566,838 shares of common stock for $37.0 million in the year ended December 31, 2016, and a total of 674,857 shares of common stock for $43.8 million in the year ended December 31, 2017.
On November 16, 2016 the Company entered into an agreement to acquire Arsia Therapeutics (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, we paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges in the large molecules space (see Note 12. Acquisitions).

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

On July 26, 2017, we received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke, in conjunction with external cooling methods. Based on the recent meeting with the FDA, we have agreed on a path forward and plan to conduct an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015.

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”).  At closing, which occurred on August 8, 2017, $50 million of the term loan facility was drawn, and

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

none of the revolving credit facility has been drawn.  The Company may make one other draw on the term loan facility on or before February 4, 2018. The Company has elected not to draw down further on the term loan facility. The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility.

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

Under the SymBio License Agreement, the Company earned an upfront non-refundable cash payment of $12.5 million in the third quarter of 2017, and is eligible to receive a milestone payment upon approval of a Product in Japan and a milestone payment upon achievement of certain cumulative net sales of the Products in Japan, which can aggregate to a total of approximately $10.0 million (subject to currency fluctuations). After regulatory approval of a Product in Japan, the Company will also receive tiered, low double-digit royalties on net sales of the Products in Japan for so long as there are patents covering the Products in Japan or regulatory exclusivity for the Products in Japan.

On October 23, 2017, the Company entered into an agreement with Worldwide Clinical Trials, Inc. to conduct a clinical trial for fulvestrant. A group study of healthy female subjects have been randomized across 12 sites. The study will evaluate the safety, tolerability, and pharmacokinetics of a single dose of fulvestrant for Injectable Suspension versus the reference drug administered by IM injection in the gluteal muscle. We expect the study to be completed by September 2018.

On October 27, 2017, the FDA granted tentative approval for the Company’s EP-5101 for locally advanced or metastatic nonsquamous non-small cell lung cancer in combination with cisplatin; locally advanced or metastatic nonsquamous non-small

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

cell lung cancer in patiensts whose disease has not progressed after four cycles of platinum-based first-line chemotherapy, as maintenance treatment; locally advanced or metastatic nonsquamous non-small cell lung cancer after prior chemotherapy as a single agent; and malignant pleural mesothelioma in patients whose disease is unresectable or who are otherwise not candidates for curative surgery in combination with cisplatin.

During the first quarter of 2018, the Company filed an ANDA for our first product candidate co-developed with Albany Molecular Research, Inc, ("AMRI") and are awaiting FDA acceptance of the filing.

On February 8, 2018, we entered into an amendment (the “Amendment”) to the stock purchase agreement dated November 10, 2016 (the “Arsia SPA”), pursuant to which we acquired from Arsia Therapeutics, LLC (the “Seller”) all of the outstanding capital stock of Arsia Therapeutics, Inc. (now Eagle Biologics). Pursuant to the Amendment, our obligations to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million to the Seller.

2. Summary of Significant Accounting Policies
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
The fair value of debt is classified as Level 2 for the period presented and approximates its fair value due to the variable interest rate.
The fair value of the contingent consideration/accrued royalty is classified as Level 3 for the periods presented.
Intangible Assets
Other Intangible Assets, Net
The Company capitalizes and includes in intangible assets the costs of acquired product licenses and developed technology purchased individually or identified in a business combination. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization. The Company amortizes its definite-lived intangible assets using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. We will evaluate the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of income. We identified an impairment to our intangible asset for Non-Alcohol Docetaxel Injection in the third quarter of 2017 (See Note 13. Intangible Assets, Net).
With respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in the Eagle Biologics acquisition. Goodwill is not amortized, but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the reporting unit’s goodwill is less than its carrying amount. We did not identify any impairment to goodwill during the periods presented.
Acquisition-Related Contingent Consideration
Contingent consideration related to a business combination is recorded on the acquisition date at the estimated fair value of expected future payments of consideration based on achievement of commercial or regulatory milestones and royalty payments on future product sales. Such fair value is measured based on the consideration expected to be transferred using probability-weighted assumptions and discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the acquisition-related contingent consideration is re-measured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the consolidated statements of income.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2017	2016	2015
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	79%	79%	68%
The Medicines Company /Chiesi USA, Inc.	2%	4%	14%
Other	19%	17%	18%
	100%	100%	100%

	December 31,
	2017	2016
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	74%	74%
Other	26%	26%
	100%	100%
Currently, for Argatroban and Bendeka, the Company uses one vendor as its sole source supplier, because of the unique equipment and process for manufacturing and transferring manufacturing activities to an alternate supplier is a time consuming and costly endeavor.
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
Research and Development Expense
Costs for research and development are charged to expense as incurred and include; employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel, expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies, costs associated with preclinical activities and development activities, costs associated with regulatory operations, and depreciation expense for assets used in research and development activities.
Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid expenses or accrued expenses as deemed appropriate. Recoveries of previously recognized research and development expenses from third parties are recorded as a reduction to research and development expense in the period it becomes realizable.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $17,770, $14,784, and $4,752 for the year ended December 31, 2017, 2016, and 2015, respectively.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740 - Income Taxes (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  Since our inception, we have incurred substantial cumulative losses and through the third quarter of 2016 we recorded a full valuation allowance against our net deferred tax assets which was largely made up of our net operating loss carryforward. In the fourth quarter of 2016, the Company reversed the reserve on its net deferred tax asset (see Note 8. Income Taxes). ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
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
As discussed above, under the SymBio License Agreement, the Company earned an upfront non-refundable cash payment of $12.5 million during third quarter of 2017.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. The straight-line method is used to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. The fair value of our stock-based awards to employees and directors is estimated using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate is determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.
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
The anti-dilutive common shares equivalents outstanding at December 31, 2017, 2016, and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Options	1,592,548	869,957	96,610
The following table sets forth the computation for basic and diluted net income per share for December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Numerator
Numerator for basic and diluted earnings per share-net income	$51,943	81,453	$2,571
Denominator
Basic weighted average common shares outstanding	15,102,890	15,533,681	15,250,154
Dilutive effect of stock options	805,321	900,423	1,003,627
Diluted weighted average common shares outstanding	15,908,211	16,434,104	16,253,781
Basic net income per share
Basic net income per share	$3.44	$5.24	$0.17
Diluted net income per share
Diluted net income per share	$3.27	$4.96	$0.16

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09). In March, April, May and December 2016, the FASB issued additional guidance related to Topic 606.

The new standard will supersede nearly all existing revenue recognition guidance. Under Topic 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle,

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated equity (deficit)) as of the earliest date presented in accordance with the new standard.

In July 2015, the FASB deferred the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016). The Company has implemented the new guidance as of January 1, 2018 using the modified retrospective approach. The Company has evaluated Topic 606, and has assessed existing and historical contracts to identify possible differences in the timing of revenue recognition under the new revenue standard. During this evaluation, both senior management and the Audit Committee have been updated as to progress and findings on a frequent basis. The Company has substantially completed our evaluation of the effect that the updated standard will have on our consolidated financial statements and related disclosures. Adoption of the new guidance will not have a material impact on our consolidated financial statements and our recognition will be consistent with our historical accounting policies.
In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We do not expect this ASU to have an impact on our consolidated financial statements.
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
3. Inventory
Inventory consists of the following:

	December 31,
	2017	2016
Raw material	$2,489	$1,131
Work in process	931	900
Finished products	1,698	708
	$5,118	$2,739

4. Property and Equipment
Property and equipment consists of the following:

	December 31,		Estimated Useful Life (years)
	2017	2016
Furniture and equipment	$1,187	$1,121	7
Office equipment	513	513	3
Equipment	2,962	2,059	7
Leasehold improvements	4,596	1,129	2
	9,258	4,822
Less accumulated depreciation	(2,438)	(1,506)
Property and equipment, net	$6,820	$3,316

Depreciation expense amounted to $932, $641, and $112, for the year ended December 31, 2017, 2016, and 2015, respectively.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

5. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	December 31,
	2017	2016

Advances to commercial manufacturers	$2,389	$7,600
Prepaid FDA user fee	1,369	1,592
Prepaid insurance	116	135
Prepaid research and development	1,069	21
Prepaid income taxes	9,597	1,654
All other	561	355
Total Prepaid expenses and other current assets	$15,101	$11,357
Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2017	2016
Accrued expenses
Royalties payable to commercial partners	$4,310	$9,068
Accrued research & development	936	3,528
Accrued professional fees	1,254	2,094
Accrued salary and other compensation	4,811	6,003
Accrued product costs	2,657	2,856
All other	1,423	1,688
Total Accrued expenses	$15,391	$25,237

6. Debt
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

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”). The Company recorded $0.3 million of debt extinguishment costs related to the amendment included in selling, general and administrative expenses during the year ended December 31, 2017. As of December 31, 2017, the Company has $1.0 million of unamortized deferred debt issuance costs as part of long-term debt in our condensed consolidated balance sheets.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

At closing, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn. The Company was permitted to make one other draw on the term loan facility on or before February 4, 2018. The Company has elected not to draw down further on the term loan facility. The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45%per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility. The Company is obligated to repay the term loan facility on the last day of each March, June, September and December in an aggregate principal amount equal to 2.5% during the term of the loan.

Debt Maturities	as of December 31, 2017
2018	$5,000
2019	5,000
2020	38,750
Total debt	$48,750

7. Common Stock and Stock-Based Compensation
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
We repurchased the following shares of common stock with cash resources:

	Year Ended December 31,
	2017	2016
Shares of common stock repurchased	674,857	566,838
Value of common stock repurchased	$43,792	$37,003

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

In December 2007, the Company's board of directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's board of directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, and as of such amendment, the Company has reserved and made available 2,204,312 shares of common stock for issuance under the 2014 Plan.
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.70% - 2.42%	0.94% - 2.34%	1.42% - 2.09%
Volatility	28.56% - 37.63%	30.95% - 32.36%	28.4% - 32.9%
Expected term (in years)	5.50-7.0 years	5.04-7.0 years	5.5-7.0 years
Expected dividend yield	0.0%	0.0%	0.0%

The Company recognized share-based compensation in its statements of operations for the year ended December 31, 2017, 2016, and 2015 as follows:

	Year Ended December 31,
	2017	2016	2015
Selling, general and administrative	$11,486	$7,073	$2,780
Research and development	3,943	2,695	1,271
Total	$15,429	$9,768	$4,051
The following table is a summary of the Company's stock options issued to employees, directors and consultants (amounts in thousands except per share amounts):

	Number of Stock Option Shares	Weighted Average Exercise Price	Non- Exercisable	Exercisable
Outstanding at December 31, 2015	1,844,842	$25.16	1,176,140	668,702
Granted	792,500	81.61
Exercised	(214,194)	16.94
Forfeited or expired	(98,230)
Outstanding at December 31, 2016	2,324,918	$44.53	1,281,208	1,043,710
Granted	925,329	83.94
Exercised	(197,895)	21.78
Forfeited or expired	(265,784)
Outstanding at December 31, 2017	2,786,568	$57.13	1,349,339	1,437,229

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The weighted-average grant-date fair value of options granted during the year ended December 31, 2017, 2016, and 2015 was $32.83, $27.79, and $15.92, respectively. As of December 31, 2017, there was $23,256 of unrecognized compensation cost, which will be expensed over the next 4 fiscal years. The total intrinsic value of options exercised during the year ended December 31, 2017 was $10,897.

The weighted average contractual terms of options outstanding as of December 31, 2017, 2016, and 2015 was 7.0, 7.0, and 7.5 years, respectively.

The aggregate pre-tax intrinsic value of options outstanding as of December 31, 2017, 2016, and 2015 was $33.7 million, $59.2 million, and $54.7 million, respectively.

8. Income Taxes
The components of our (provision for) benefit from income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(1,304)	$(1,175)	$—
State	(2,409)	(919)	(3)
	$(3,713)	$(2,094)	$(3)
Deferred:
Federal	(18,045)	29,553	—
State	756	567	—
	$(17,289)	$30,120	$—

(Provision for) benefit from income taxes	$(21,002)	$28,026	$(3)
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

	Year Ended December 31,
	2017	2016	2015
Federal statutory tax rate	35%	35%	34%
State income taxes, net of federal benefit	3%	3%	—%
Tax benefit on stock option exercises	(4)%	(7)%	—%
Tax credits	(10)%	(3)%	(10)%
Other	—%	(1)%	1%
Revaluation of net deferred tax assets due to U.S. tax reform	5%	N/A	N/A
Change in valuation allowance	—%	(79)%	(25)%
Effective tax rate	29%	(52)%	—%

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforward	$151	$17,700
Stock based compensation	6,454	5,185
Research and development and other tax credit carryforwards	5,190	4,993
Accrued bonus and other employee-related expenses	240	1,946
Prepaid R&D expenses	964	1,643
Other	1,405	285
Total deferred tax assets	14,404	31,752
Deferred tax liabilities
Intangible assets	1,655	2,944
Prepaid expenses	28	80
Fixed assets	1,172	78
Other	195	7
Total deferred tax liabilities	3,050	3,109
Valuation allowance	—	—
Net deferred tax assets	$11,354	$28,643

The recently enacted Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system. In response to the Tax Act, the SEC issued SAB 118 which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and adjust in the period in which the estimate becomes finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one year measurement period.
Implementation of the Tax Act resulted in an approximate $3.4 million charge for the revaluation of the Company’s net deferred tax assets during the year ended December 31, 2017. In reaching these estimates, the Company utilized all available guidance and notices issued by the U.S. Department of the Treasury. These amounts are to be considered provisional and are not currently able to be finalized given the complexity of the underlying calculations.  The Company will update and conclude its accounting as additional information is obtained, which is contingent on the timing of issuance of regulatory guidance.
As a result of recently attaining profitability and the expectation that substantially all net operating loss carryforwards would be utilized in 2017, the Company engaged a third party provider to perform a formal tax evaluation to determine maximum research and development credits that are available based on current law.  This project resulted in the engagement of professional technical experts and the investment of significant time to evaluate historical records to identify the maximum credits as permitted by the relevant tax law.  This project was concluded in the connection with the preparation of the current year financial statements.  As a result of the evaluation of historical records and data, our tax filings, and various tax law interpretations related to the R&D credit availability, additional tax credits were determined. The Company considers the additional credits to result from new information that was not feasibly knowable before the commencement of a formal study, and the results are recorded in the current year as a change in accounting estimate. The adjustment recorded was an increase in tax credits of $5.5 million and a reduction of income tax expense.

In the year ended December 31, 2016, we released a previously carried tax valuation allowance on our net deferred tax assets including net operating loss carryforwards and the tax benefit related to the exercises of stock options. Our decision to remove the valuation allowance on the Company's net deferred tax assets considered our significant income in 2016 which translated to our becoming a tax payer in 2016 and our outlook on prospective earnings and taxable income driven by Bendeka royalty and milestone revenues.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $0.7 million and $1.0 million. The Company also had a federal research and development tax credit carryforward of approximately $4.0 million. The net operating loss and tax credit carryforwards will expire at various times through 2035.
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
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2017. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions.

9. License Agreements of Development and Commercialization Rights
Development
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

On October 13, 2015, the Company entered into the Teikoku Agreement to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid an upfront cash payment upon executing the agreement which was expensed and is included in research and development in the consolidated statements of operation for the year ended December 31, 2015 and an additional payment of $4,850 we capitalized (See Note 12. Acquisitions) upon FDA approval and NDA transfer to Eagle, which occurred in January 2016, and double-digit royalties on gross profits.

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
10. Asset Sales

During fiscal year 2010 and 2011, the Company divested another non-core product and received proceeds of $6,500, comprised of $5,500 as a signing milestone which is recorded in deferred revenues and $500 for the initiation of technology transfer of which $250 remains in deferred revenues and a second payment of $500 for the completion of the technology transfer of which $250 remains in deferred revenues. Under the terms of this agreement, the licensor must obtain all of the following milestones in order for the Company to earn the revenues. These milestones are a) the receipt of an approval letter from the FDA, b) acknowledgment from the FDA that no further clinical studies will be needed and c) an approval letter from the FDA.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

11. Commitments
Our future material contractual obligations include the following:

Obligation	Total	2018	2019	2020	2021	2022	Beyond
Operating leases (2)	$2,494	$670	$674	$395	$117	$120	$518
Credit facility	48,750	5,000	5,000	38,750	—	—	—
Acquisition consideration	15,000	15,000	—	—	—	—	—
Purchase obligations (1)	61,307	61,307	—	—	—	—	—
Total obligations	$127,551	$81,977	$5,674	$39,145	$117	$120	$518

(1) At December 31, 2017, the Company has purchase obligations in the amount of $61,307 which represent the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
(2) The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2027. Rental expense was $664, $634, and $514, for the year ended December 31, 2017, 2016, and 2015, respectively. The remaining future lease payments under the operating lease are $2,494 as of December 31, 2017, payable monthly through June 30, 2020 and December 31, 2027.

12. Acquisitions
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

During the year ended December 31, 2017, the Company recorded a change in the fair value of contingent consideration of $6.2 million. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured due to the loss of a customer and other market conditions identified during the 3rd quarter of 2017 for the product and partially offset by accretion for the time value of money.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability, which was recorded in the Company's condensed consolidated statements of income:

Opening Balance January 12, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2017
$6,370	$856	$(286)	$6,940	$(6,176)	$—	$764

Total consideration of $11,220, which is comprised of the $4,850 cash paid on FDA approval and NDA transfer to the Company and the fair value of contingent consideration has been attributed to the intangible asset for Non-Alcohol Docetaxel Injection product rights.

Eagle Biologics Acquisition
On November 16, 2016, the Company entered into a stock purchase agreement (“Arsia SPA”) to acquire Arsia Therapeutics (“Arsia” “Seller”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, we paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges in the large molecules space.

On February 8, 2018, we entered into an amendment (the “Amendment”) to the Arsia SPA. Pursuant to the Amendment, our obligations to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million to the Seller.

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

During the year ended December 31, 2017, the Company recorded a change in the fair value of contingent consideration of $1.2 million mostly related to the amendment of the Arsia stock purchase agreement on February 8, 2018.

Opening Balance November 16, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2017
$16,100	$101	$—	$16,201	$(1,201)	$—	$15,000

13. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		December 31, 2017
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,164)	$(7,235)	$2,821
Ryanodex intangible	20	15,000	(777)	—	14,223
Developed technology	5	8,100	(1,822)	—	6,278
Total		$34,320	$(3,763)	$(7,235)	$23,322

		December 31, 2016
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Docetaxel product rights	18	$11,220	$(571)	$10,649
Ryanodex intangible	20	15,000	(174)	14,826
Developed technology	5	8,100	(203)	7,897
Total		$34,320	$(948)	$33,372

Amortization expense amounted to $2,815, $948, and $0, for the year ended December 31, 2017, 2016, and 2015, respectively.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Intangible Asset Impairment
During the year ended December 31, 2017, the Company experienced a decline in customer contracts and saw a drop in market pricing for Non-Alcohol Docetaxel Injection. Accordingly, the Company estimated the fair value of our Non-Alcohol Docetaxel Injection product and determined the carrying amount of the intangible asset was no longer fully recoverable, resulting in a pre-tax, non-cash asset impairment charge of $7.2 million during the year ended December 31, 2017.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of December 31, 2017, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2018	$2,430
2019	3,084
2020	3,161
2021	3,052
2022	1,734
All other	9,861
Total estimated amortization expense	$23,322

14. Legal Proceedings
In Re: Taxotere (Docetaxel)
On February 1, 2017, the Company was named as a defendant, among various other manufacturers, in several product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 2740 (Civil Action No 2:16 md-2740). The claims are for personal injuries allegedly arising out of the use of docetaxel.

In March 2017, the Company reached agreements in principle with the Plaintiffs’ Steering Committee in this matter to voluntarily dismiss the Company from all of the lawsuits in which it was named and from the master complaint. The Company is in the process of working with the other parties in this matter to have it removed from the Multidistrict litigation entirely.  As part of the agreement, in the event a case is brought in the future with facts that justify the Company’s inclusion, the plaintiffs reserved the right to include the Company in such matter.  The plaintiffs have filed several additional lawsuits since the parties’ agreement in principle to dismiss, and the Company is in the process of working with plaintiffs to explore the possibility of dismissing those lawsuits.  The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicines Company v. Eagle
On February 2, 2016, The Medicines Company (“MDCO”) filed a complaint in the U.S. District Court for the District of New Jersey against the Company, SciDose LLC and TherDose Pharma Pvt. Ltd. (collectively the “Defendants”) relating to the Defendants’ work on a novel ready-to-use bivalirudin injection product (“EP-6101”). MDCO amended that complaint in April of 2016. The complaint cites the May 7, 2008 License and Development Agreement (the “LDA”) between the Defendants and MDCO, which was terminated by the Company on September 17, 2013. In October 2017, the Defendants moved to dismiss the action for

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

lack of subject matter jurisdiction and to stay discovery. In December 2017, while those motions were pending, the parties entered into a settlement agreement pursuant to which Defendants agreed to pay $1.7 million and assign to MDCO all intellectual property rights relating to EP-6101. As a result of the settlement, the parties entered into a stipulation dismissing all claims with prejudice.

Bauer v. Eagle
On May 31, 2016, a federal securities class-action lawsuit (captioned Bauer v. Eagle Pharmaceuticals, Inc., et al., Case No. 16-cv-03091-JLL-JAD) was filed in the United States District Court for the District of New Jersey against the Company and the Company’s Chief Executive Officer. On August 1, 2016, plaintiffs Blake Bauer, Brent Kawamura and Guarang Patel (the "EGRX Investors Group"), filed a motion requesting the Court to appoint the EGRX Investors Group as lead plaintiff and Kirby McInerney LLP as lead counsel.  The motion was granted on September 9, 2016. On October 31, 2016, the EGRX Investors Group filed an amended class action complaint (the “Amended Complaint”) against the defendants, seeking compensatory damages and an award of costs and expenses, including attorneys’ and experts’ fees.  The Amended Complaint alleged that defendants violated sections 10(b) and 20(a) of the Securities Exchange Act, as amended, by making false and/or misleading statements about, among other things: (a) EP-6101, (b) the Company’s expectations regarding the NDA submitted for EP-6101, and (c) the Company’s business prospects.  On December 16, 2016, defendants filed a motion to dismiss the Amended Complaint. Plaintiffs opposed that motion on January 30, 2017. Defendants filed their reply on March 1, 2017. On May 19, 2017, the Court granted defendants motion to dismiss and dismissed the Amended Complaint without prejudice. On June 1, 2017, the Court entered an order granting plaintiffs until July 3, 2017 to file an amended complaint.  Plaintiffs did not file an amended complaint on or before July 3, 2017 and, therefore, on August 2, 2017, the Court entered an order dismissing the case with prejudice and directing the clerk to close the case. On August 31, 2017, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit, indicating their intent to appeal from the Court’s May 19, 2017 and August 2, 2017 orders. On October 4, 2017, plaintiffs-appellants filed a motion to withdraw their appeal and, on October 5, 2017, the Court of Appeals issued an order dismissing the appeal without costs to either party.

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and anticipate either a schedule for oral argument or a disposition from the court in 2018.

Eagle v. Eli Lilly
On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey against Eli Lilly and Company (“Lilly”), Case No. 2:17-CV-06415.  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product (to compete with Lilly’s Alimta).   Lilly has accepted service and answered the complaint on October 27, 2017. Lily also filed a motion to transfer this case to Delaware on October 27, 2017. Eagle filed a motion to oppose such transfer on November 6, 2017. No other dates or proceedings have been scheduled as of the date of the filing of this Annual Report on Form 10-K.  The Company believes it has valid claims against Lilly and the right to seek injunctive relief and damages. However, litigation is inherently uncertain, and the Company cannot predict the outcome of this litigation.
Patent Litigation
Eli Lilly and Company. v. Eagle Pharmaceuticals, Inc. (PEMFEXYTM (Pemetrexed))
On August 14, 2017, Lilly filed suit against the Company in the United States District Court for the Southern District of Indiana (the “Indiana Suit”).  Lilly alleged patent infringement based on the filing of the Company’s 505(b)(2) NDA seeking approval to manufacture and sell the Company’s EP-5101.  EP-5101, if finally approved by FDA, will be a branded alternative to Alimta®, which is indicated (in combination with cisplatin) (a) for the treatment of patients with malignant pleural mesothelioma, or (b) for

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

the initial treatment of locally advanced or metastatic nonsquamous non-small cell lung cancer.  Alimta® also is indicated as a single-agent for the treatment of patients with locally advanced or metastatic nonsquamous non-small cell lung cancer after prior chemotherapy.  Alimta® also is indicated for maintenance treatment of patients with locally advanced or metastatic nonsquamous non-small cell lung cancer whose disease has not progressed after four cycles of platinum-based first-line chemotherapy.

On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue.  On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit.  It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”).  Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017.  Lilly answered Eagle’s counterclaims on October 24, 2017.  The Court held a scheduling conference on December 11, 2017 and set trial in the Delaware Suit to begin on September 9, 2019. The Delaware Suit is pending.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited - (BENDEKA®)

BENDEKA®, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Four companies - Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), and Mylan Laboratories Limited (“Mylan”) - have filed Abbreviated New Drug Applications (“ANDA’s”) referencing BENDEKA® that include challenges to one or more of the BENDEKA® Orange Book-listed patents.

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius and Mylan in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), and January 19, 2018 (Slayback (“Slayback II”)). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Fresenius, and Apotex counterclaims on October 20, 2017, October 6, 2017, and December 18, 2017, respectively. The Slayback I, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, with Trial scheduled to begin September 3, 2019. All five cases are pending.

The FDA is stayed from approving Apotex’s, Fresenius’, and Mylan’s ANDA’s until the earlier of (1) January 7, 2020, January 14, 2020, and April 30, 2020, respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action. The FDA cannot approve Slayback’s ANDA until March 2033.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

15. Selected Quarterly Financial Data - Unaudited
A summary of quarterly financial information for the year ended December 31, 2017 and 2016 is as follows:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Fiscal Year 2017
	2017	2017	2017	2017
	(in thousands except share and per share amounts)
Revenue	$76,793	$50,108	$63,021	$46,785	$236,707
Income from operations	$32,696	$5,902	$24,950	$10,442	$73,990
Net income attributable to common stockholders	$22,924	$4,503	$15,431	$9,085	$51,943
Income per share attributable to common stockholders- basic	$1.50	$0.30	$1.03	$0.61	$3.44
Income per share attributable to common stockholders- diluted	$1.42	$0.28	$0.98	$0.58	$3.27

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Fiscal Year 2016
	2016	2016	2016	2016
	(in thousands except share and per share amounts)
Revenue	$29,591	$40,918	$37,833	$81,140	$189,482
Income from operations	$(897)	$13,656	$12,308	$28,284	$53,351
Net income attributable to common stockholders	$(896)	$13,099	$11,952	$57,298	$81,453
Income per share attributable to common stockholders- basic	$(0.06)	$0.84	$0.77	$3.75	$5.24
Income per share attributable to common stockholders- diluted	$(0.06)	$0.80	$0.73	$3.52	$4.96

Note 16. Related Party Transaction

During the year ended December 31, 2017, the Company obtained legal services with respect to certain regulatory matters from Greenberg Traurig, LLP totaling $1.3 million, of which $0.0 million was payable as of December 31, 2017. Richard A. Edlin, a member of the Company’s Board, is an attorney and shareholder of Greenberg Traurig, LLP.