Form 10-Q
period 2018-03-31
EAGLE PHARMACEUTICALS, INC.
filed 2018-05-10
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of May 3, 2018: 14,835,438 shares.

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

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,670	$114,657
Accounts receivable, net	53,426	53,821
Inventory	6,141	5,118
Prepaid expenses and other current assets	13,583	15,101
Total current assets	168,820	188,697
Property and equipment, net	6,498	6,820
Intangible assets, net	22,652	23,322
Goodwill	39,743	39,743
Deferred tax asset, net	11,477	11,354
Other assets	106	124
Total assets	$249,296	$270,060
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,353	$11,981
Accrued expenses	13,102	15,391
Current portion of contingent consideration	55	15,055
Current portion of long-term debt	6,250	4,875
Total current liabilities	28,760	47,302
Contingent consideration, less current portion	735	709
Long-term debt, less current portion	41,624	42,905
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,166,259 and 16,089,439 issued as of March 31, 2018 and December 31, 2017, respectively	16	16
Additional paid in capital	237,059	233,639
Retained earnings	28,900	26,284
Treasury stock, at cost, 1,365,386 and 1,241,695 shares as of March 31, 2018 and December 31, 2017, respectively	(87,798)	(80,795)
Total stockholders' equity	178,177	179,144
Total liabilities and stockholders' equity	$249,296	$270,060
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue:
Product sales	$10,838	$15,286
Royalty revenue	35,788	36,507
License and other revenue	—	25,000
Total revenue	46,626	76,793
Operating expenses:
Cost of product sales	7,223	10,765
Cost of royalty revenue	4,585	7,229
Research and development	17,320	7,525
Selling, general and administrative	15,193	18,578
Total operating expenses	44,321	44,097
Income from operations	2,305	32,696
Interest income	27	3
Interest expense	(675)	(27)
Total other expense, net	(648)	(24)
Income before income tax benefit (provision)	1,657	32,672
Income tax benefit (provision)	959	(9,748)
Net Income	$2,616	$22,924
Earnings per share attributable to common stockholders:
Basic	$0.18	$1.50
Diluted	$0.17	$1.42
Weighted average number of common shares outstanding:
Basic	14,819,530	15,257,892
Diluted	15,478,335	16,165,361
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2017	16,089	$16	$233,639	$(80,795)	$26,284	$179,144
Stock-based compensation expense	—	—	5,305	—	—	5,305
Issuance of common stock upon exercise of stock option grants	77	—	1,166	—	—	1,166
Payment of employee withholding tax for net option exercise			(3,051)	—	—	(3,051)
Common stock repurchases	—	—	—	(7,003)	—	(7,003)
Net income	—	—	—	—	2,616	2,616
Balance at March 31, 2018	16,166	$16	$237,059	$(87,798)	$28,900	$178,177

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,616	$22,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(123)	4,212
Depreciation expense	341	196
Amortization of intangible assets	670	712
Stock-based compensation	5,305	4,193
Change in fair value of contingent consideration	27	426
Amortization of debt issuance costs	94	—
Interest expense	—	27
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	395	(42,548)
Increase in inventories	(1,023)	(276)
Decrease in prepaid expenses and other current assets	1,518	3,252
Decrease (increase) in other assets	18	(27)
(Decrease) increase in accounts payable	(2,628)	4,311
Decrease in accrued expenses and other liabilities	(2,289)	(9,838)
Net cash provided by (used in) operating activities	4,921	(12,436)
Cash flows from investing activities:
Purchase of property and equipment	(19)	(676)
Net cash used in investing activities	(19)	(676)
Cash flows from financing activities:
Proceeds from common stock option exercise	1,166	2,137
Payment of employee withholding tax for net option exercise	(3,051)	—
Payment of debt financing costs	—	(482)
Payment of contingent consideration	(15,001)	—
Repurchases of common stock	(7,003)	(13,653)
Net cash used in financing activities	(23,889)	(11,998)
Net decrease in cash	(18,987)	(25,110)
Cash and cash equivalents at beginning of period	114,657	52,820
Cash and cash equivalents at end of period	$95,670	$27,710
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$96	$—
Interest	368	—
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018. Unless otherwise indicated or required by context, reference throughout to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) New Drug Application ("NDA") regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has four products currently being sold in the United States under various license agreements in place with commercial partners, including a ready-to-use formulation of Argatroban, Ryanodex®(dantrolene sodium) ("Ryanodex"), docetaxel injection, non-alcohol formulation ("Non-Alcohol Docetaxel Injection") and rapidly infused bendamustine RTD ("Bendeka"). The Company has a number of products currently under development and certain products may be subject to license agreements.
On February 13, 2015, the Company submitted a New Drug Application ("NDA") to the FDA for Bendeka, which was approved by the FDA on December 7, 2015. Also on February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. ("Cephalon"), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"), for U.S. and Canadian rights to Bendeka for treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with non-Hodgkin’s lymphoma (“NHL”). Subsequently, with the consent of the Company, Cephalon assigned to Teva Pharmaceuticals International GmbH (“TPIG”) all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which the Company and TPIG are now parties. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon. During the quarter-ended September 30, 2016, the Company entered into an amendment to the Cephalon License and supply agreements for Bendeka. The amendment expands the geographical scope of the rights granted under the original agreement to include territories outside the U.S. and Canada. Under the terms of the Cephalon License, the Company earned $25 million in March 2017 for an additional sales-based milestone payment as TPIG reached $500 million of aggregate net sales of Bendeka. In addition, the Company is entitled to receive 25% royalty payments on net product sales.
On October 13, 2015, the Company entered into an exclusive U.S. licensing agreement (the "Teikoku Agreement") with Teikoku Pharma USA, Inc. ("Teikoku") to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. The Company is obligated to pay 25% royalties on future gross profits.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

On November 4, 2015, the Company entered into a Co-Promotion Agreement (the "Spectrum Agreement") with Spectrum Pharmaceuticals, Inc. ("Spectrum") under which Spectrum agreed to sell and market one of the Company's products through June 2017. The Company had the option to extend the initial term of this agreement by six months to December 31, 2017 at the Company's sole election. The Company elected not to exercise that option and the Spectrum agreement has expired.
On March 24, 2016 the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka. In April 2016, the Company filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Note 12. Legal Proceedings). On July 2, 2014, the FDA granted the Company orphan drug designations for Bendeka for the treatment of CLL and indolent B-cell NHL. The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. If granted, orphan drug exclusivity for Bendeka would run for seven years from December 7, 2015, the date Bendeka was approved.

On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to an additional $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the Share Repurchase Program and the New Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Programs have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. The Company repurchased 123,691 shares of common stock for $7.0 million during the three months ended March 31, 2018, and an aggregate of 1,365,386 shares of common stock for $87.8 million through March 31, 2018.

On November 16, 2016 the Company entered into a stock purchase agreement to acquire Arsia Therapeutics, Inc. (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, at closing we paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million. We also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges with large molecule products (see Note 4. Acquisitions).

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke ("EHS"), in conjunction with external cooling methods. Based on the recent meeting with the FDA, the Company has agreed on a path forward and plan to conduct an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015.

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”).  At closing, which occurred on August 8, 2017, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn.  Although the Company had the option to make one other draw on the term loan facility on or before February 4, 2018, the Company elected not to draw down further on the term loan facility. The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

(as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility.

On September 20, 2017, the Company entered into a Product Collaboration and License Agreement, effective as of September 19, 2017, (the “SymBio License Agreement”) with SymBio Pharmaceuticals Limited (“SymBio”) for the rights to develop and commercialize the Company’s bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product (collectively, the “Products”) in Japan. Under the License Agreement, SymBio will be responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan, with a target for regulatory approval of a Product in Japan in 2020. SymBio will bear all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, Eagle would share 50% of the out-of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. Based on the Company's assessment of the probability of additional costs, the Company not deferred revenue on the Symbio License Agreement. SymBio will also be responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

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

On October 23, 2017, the Company entered into an agreement with Worldwide Clinical Trials, Inc. to conduct a clinical trial for fulvestrant. A group study of healthy female subjects have been randomized across 12 sites. The study will evaluate the safety, tolerability, and pharmacokinetics of a single dose of fulvestrant for Injectable Suspension versus the reference drug administered by IM injection in the gluteal muscle. The Company expects the study to be completed by fall 2018.

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

On February 8, 2018, the Company entered into an amendment (the “ Arsia Amendment”) to the stock purchase agreement dated November 10, 2016 (the “Arsia SPA”), pursuant to which the Company acquired from Arsia Therapeutics, LLC (the “Seller”) all of the outstanding capital stock of Arsia Therapeutics, Inc. (now Eagle Biologics). Pursuant to the Arsia Amendment, the Company's obligations to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million to the Seller.

In March 2018, the Company announced that the United States Patent and Trademark Office (USPTO) issued a new patent to the Company's Eagle Biologics division. Patent number 9,925,263 will expire in March 2036 and is the third patent issued in the Eagle Biologics family of patents.

In March 2018, the FDA approved a second manufacturing site for Bendeka.

On April 16, 2018, the Company announced the FDA's acceptance of the Company's ANDA filing for vasopressin injection, 1ml. This product is the generic version of Endo International plc's original Vasostrict® formulation, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines.

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
The fair value of debt is classified as Level 2 for the periods presented and approximates its fair value due to the variable interest rate.
The fair value of the contingent consideration/accrued royalty is classified as Level 3 for the periods presented.
Intangible Assets
Other Intangible Assets, Net
The Company capitalizes and includes in intangible assets the costs of acquired product licenses and developed technology purchased individually or identified in a business combination. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization. The Company amortizes its definite-lived intangible assets using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. The Company will evaluate the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of income. The Company identified an impairment to our intangible asset for Non-Alcohol Docetaxel Injection in the third quarter of 2017 (See Note 7. Intangible Assets, Net).
With respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in the Eagle Biologics acquisition. Goodwill is not amortized, but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the reporting unit’s goodwill is less than its carrying amount. The Company did not identify any impairment to goodwill during the periods presented.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell Argatroban and Bendeka. The Company's customers for Argatroban and Bendeka are its commercial and licensing partners; therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements. The Company earned a $25 million sales-based milestone payment in March 2017 for Bendeka.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended March 31,
	2018	2017
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	84%	87%
Other	16%	13%
	100%	100%

	March 31,	December 31,
	2018	2017
Accounts receivable
Cephalon, Inc. (Teva)	79%	74%
Other	21%	26%
	100%	100%
Currently, for Argatroban, the Company uses one vendor as its sole source supplier. Because of the unique equipment and process for manufacturing, transferring manufacturing activities to an alternate supplier would be a time consuming and costly endeavor.
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
Research and Development Expense
Costs for research and development are charged to expense as incurred and include; employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel; expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies; costs associated with preclinical activities and development activities, costs associated with regulatory operations; and depreciation expense for assets used in research and development activities.
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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $895 and $5,936 for the three months ended March 31, 2018 and 2017, respectively.
Income Taxes
The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740 - Income Taxes (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  Since our inception, we have incurred substantial cumulative losses and through the third quarter of 2016 we recorded a full valuation allowance against our net deferred tax assets which was largely made up of our net operating loss carryforward. In the fourth quarter of 2016, the Company reversed the reserve on its net deferred tax asset (see Note 11. Income Taxes). ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.
Product revenue - The Company recognizes net revenue on sales to its commercial partners and to end users. In each instance, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.
Revenue on sales to commercial partners relates to Argatroban and Bendeka. Sales to our commercial partners are presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears risk of loss while the inventory is in-transit to the commercial partner.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for Non-Alcohol Docetaxel Injection, Ryanodex and diclofenac-misoprostol are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. The Company has a product returns policy

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.
Royalty Revenue — The Company recognizes revenue from license arrangements with its commercial partners' net sales of products. In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the commercial partner’s products occurs. The Company's commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 25 days for Bendeka and 60 days for Argatroban from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently determines a true-up when it receives royalty reports from its commercial partners. Historically, these true-up adjustments have been immaterial.
License and other revenue — The Company analyzes each element of its licensing agreements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
The Company recognizes sales-based milestone payments as revenue upon the achievement of the cumulative sales amount specified in the contract in accordance with ASC 606-10-55-65. For those milestone payments which are contingent on the occurrence of particular future events, the Company determined that these need to be considered for inclusion in the calculation of total consideration from the contract as a component of variable consideration using the most-likely amount method. As such, the Company assesses each milestone to determine the probability and substance behind achieving each milestone. Given the inherent uncertainty of the occurrence of these future events, the Company will not recognize revenue from the milestone until there is not a high probability of a reversal of revenue, which typically occurs near or upon achievement of the event.
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
As discussed above, under the Symbio License Agreement, the Company earned an upfront non-refundable cash payment of $12.5 million during the third quarter of 2017.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2018.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value provisions of ASC 718, Compensation - Stock Compensation that requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options and restricted stock. This topic requires companies to estimate the fair value of the stock-based awards on the date of grant for options issued to employees and directors and record expense over the employees' service periods, which are generally the vesting period of the equity awards.
The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. The straight-line method is used to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. The fair value of the Company's stock-based awards to employees and directors is estimated using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate is determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.
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
The anti-dilutive common shares equivalents outstanding at the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Options	1,985,879	1,522,317
Total	1,985,879	1,522,317

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator
Numerator for basic and diluted earnings per share-net income	$2,616	$22,924
Denominator
Basic weighted average common shares outstanding	14,819,530	15,257,892
Dilutive effect of stock options	658,805	907,469
Diluted weighted average common shares outstanding	15,478,335	16,165,361
Basic net income per share
Basic net income per share	$0.18	$1.50
Diluted net income per share
Diluted net income per share	$0.17	$1.42

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
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
Recent Adopted Accounting Pronouncements
The Company adopted ASC 606, Revenue from Contracts with Customers with a date of initial application of January 1, 2018. As a result, the Company has updated its accounting policy for revenue recognition to reflect the new standard as detailed above. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. The Company applied Topic 606 using the modified retrospective method. The Company has elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application. For contracts which were modified before the adoption date, the Company has not restated the contract for those modifications. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary. The cumulative effect of initially applying the new revenue standard would be applied as an adjustment to the opening balance of retained earnings. The Company has analyzed this effect and found the adoption of the new guidance did not have a material impact on our consolidated financial statements and our recognition is consistent with our historical accounting policies.

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

During the year ended December 31, 2017, the Company recorded a change in the fair value of contingent consideration of $6.2 million. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured due to the loss of a customer and other market conditions identified during the third quarter of 2017 for the product and partially offset by accretion for the time value of money.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability, which was recorded in the Company's condensed consolidated statements of income:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Closing Balance December 31, 2017	Changes in fair value	Payment of contingent consideration	Closing Balance March 31, 2018
$764	$27	$(1)	$790

Total consideration of $11,220, which is comprised of the $4,850 cash paid on FDA approval and NDA transfer to the Company and the fair value of contingent consideration has been attributed to the intangible asset for Non-Alcohol Docetaxel Injection product rights.

Eagle Biologics Acquisition
On November 16, 2016, the Company entered into a stock purchase agreement with Arsia Therapeutics, LLC (“Seller”) (“Arsia SPA”) to acquire Arsia Therapeutics, Inc., an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the Arsia SPA, the Company paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. The Company also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges in the large molecules space.

On February 8, 2018, the Company entered into an amendment (the “ Arsia Amendment”) to the Arsia SPA. Pursuant to the Arsia Amendment, the Company's obligation to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million.

The acquisition was accounted for as a business combination in accordance with ASC 805, which requires the assets acquired and liabilities assumed from Eagle Biologics to be recorded on the acquisition date at their respective fair values. Eagle Biologics’ results of operations are included in the financial statements from the date of acquisition.

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

(i)
Under the Arsia SPA, the number of common shares to be issued to the Seller is equal to $2.7 million divided by the average of the closing day price per share for the thirty (30) trading days prior to the Closing Date. The average price of the common stock of 30 days prior to closing was $68.18. Accordingly, the number of shares of common stock to be issued to the Seller was determined at 40,200 shares ($2.7 million divided by $68.18 per share). The fair value of the common stock issued to the Seller was determined based on the closing price of Eagle’s common stock on November 16, 2016.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

(ii)
Under the Arsia SPA, the contingent consideration includes four separate milestone payments which could aggregate to a total of $48 million payable to the Seller upon achievement of certain clinical, regulatory and development milestones. These milestone payments are also subject to acceleration under certain circumstances described in the Arsia SPA. In accordance with the provisions of ASC 805-30-25-5, each unit of contingent consideration is recognized at the acquisition date fair value. The acquisition date fair value of the contingent consideration is $16.1 million and has been classified as other liabilities within non-current liabilities. Such fair values are determined based on a probabilistic model with weights assigned on the likelihood of the Company achieving the clinical, regulatory and development milestones as well as an acceleration event in the future. Each unit of contingent consideration is classified as a liability in the balance sheet and would be subsequently measured at fair value on each reporting date. Any future change in fair value would be recognized in the statement of operations. As described above, on February 8, 2018, the Company entered into the Arsia Amendment, pursuant to which the Company’s obligations to make four separate milestone payments under the Arsia SPA were terminated in exchange for a single payment of $15 million to the Seller.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability through March 31, 2018:

Closing Balance December 31, 2017	Changes in fair value	Payment of contingent consideration	Closing Balance March 31, 2018
$15,000	$—	$(15,000)	$—

5. Inventory
Inventory consists of the following:

	March 31,	December 31,
	2018	2017
Raw material	$3,758	$2,489
Work in process	932	931
Finished products	1,451	1,698
	$6,141	$5,118

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2018	2017
Advances to commercial manufacturers	$724	$2,389
Prepaid FDA user fee	912	1,369
Prepaid insurance	843	116
Prepaid income taxes	10,524	9,597
Prepaid research and development	—	1,069
All other	580	561
Total Prepaid expenses and other current assets	$13,583	$15,101
Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Royalties payable to commercial partners	$4,592	$4,310
Accrued research & development	1,529	936
Accrued professional fees	2,657	1,254
Accrued salary and other compensation	1,496	4,811
Accrued product costs	1,424	2,657
Accrued other	1,404	1,423
Total Accrued expenses	$13,102	$15,391

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

7. Intangible Assets, Net
The gross carrying amounts and net book value of the Company's intangible assets are as follows:

		March 31, 2018
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,234)	$(7,235)	$2,751
Ryanodex intangible	20	15,000	(971)	—	14,029
Developed technology	5	8,100	(2,228)	—	5,872
Total		$34,320	$(4,433)	$(7,235)	$22,652

		December 31, 2017
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,164)	$(7,235)	$2,821
Ryanodex intangible	20	15,000	(777)	—	14,223
Developed technology	5	8,100	(1,822)	—	6,278
Total		$34,320	$(3,763)	$(7,235)	$23,322
Amortization expense was $670 and $712 for the three months ended March 31, 2018 and 2017, respectively.
Intangible Asset Impairment
During the year ended December 31, 2017, the Company experienced a decline in customer contracts and saw a drop in market pricing for Non-Alcohol Docetaxel Injection. Accordingly, the Company estimated the fair value of the Company's Non-Alcohol Docetaxel Injection product and determined the carrying amount of the intangible asset was no longer fully recoverable, resulting in a pre-tax, non-cash asset impairment charge of $7.2 million during the year ended December 31, 2017.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of March 31, 2018, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2018 (remainder)	$2,010
2019	2,802
2020	2,948
2021	2,905
2022	1,651
Thereafter	10,336
Total estimated amortization expense	$22,652

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

8. Common Stock and Stock-Based Compensation

Common Stock
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to an additional $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the Share Repurchase Program and the New Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program and the New Share Repurchase Program have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
The Company repurchased the following shares of common stock with cash resources during the three months ended March 31, 2018:

Shares of common stock repurchased	123,691
Value of common stock repurchased	$7,003

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company recognized share-based compensation in its condensed consolidated statements of income for the three months ended March 31, 2018 and 2017 as follows:

	Three Months Ended March 31,
	2018	2017
Stock options	$4,427	$4,193
RSUs	162	—
PSUs	716	—
Share-based compensation expense	$5,305	$4,193

Selling, general and administrative	$4,045	$3,132
Research and development	1,260	1,061
Share-based compensation expense	$5,305	$4,193

During the three months ended March 31, 2018, the Company introduced a new long-term incentive program with the objective to better align the share-based awards granted to management with the Company's focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted stock units ("RSUs") and performance-based stock units ("PSUs"). PSUs are comprised of awards that vest upon achievement of certain share price appreciation conditions.
During the three months ended March 31, 2018 and 2017, the Company granted approximately 631,625 stock options with a weighted-average exercise price of $59.14 per option and approximately 810,650 stock options with a weighted-average exercise price of $84.92 per option, respectively. The weighted average fair values of all stock options granted to employees during the three months ended March 31, 2018 and 2017 were $26.58 and $33.56, respectively.
During the three months ended March 31, 2018, the Company granted approximately 64,080 RSUs with a weighted-average grant date fair value of $59.14 per RSU. During the three months ended March 31, 2017, the Company did not grant RSUs.
During the three months ended March 31, 2018, the Company granted approximately 127,080 PSUs with a weighted-average grant date fair value of $90.19 per respective PSU. During the three months ended March 31, 2017, the Company did not grant PSUs.
Stock Options
The fair value of stock options granted to employees, directors, and consultants was estimated using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.30% - 2.71%	1.91% - 2.42%
Volatility	43.76%	37.27%
Expected term (in years)	5.50 - 6.08 years	5.50 - 7.00 years
Expected dividend yield	0.0%	0.0%

RSUs
Each vested time-based RSU represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted is estimated based on the trading price of the Company’s common shares on the date of grant.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

PSUs
The fair value of PSUs granted to employees was estimated using a monte carlo simulation model. Inputs used in the calculation include a risk-free interest rate of 2.06%, an expected volatility of 47%, contractual term of 3 years, and no expected dividend yield.

9. Commitments
Our future material contractual obligations include the following:

Obligations	Total	2018	2019	2020	2021	2022	Beyond
Operating leases (1)	$2,326	$502	$674	$395	$117	$120	$518
Credit facility	48,750	5,000	5,000	38,750	—	—	—
Purchase obligations (2)	80,369	80,369	—	—	—	—	—
Total obligations	$131,445	$85,871	$5,674	$39,145	$117	$120	$518

(1) The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2027. Rental expense was $153 and $162, for the three months ended March 31, 2018 and 2017, respectively. The remaining future lease payments under the operating lease are $2,326 as of March 31, 2018, payable monthly through June 30, 2020 and December 31, 2027.
(2) At March 31, 2018, the Company has purchase obligations in the amount of $80,369 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

10. Debt

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”). The Company recorded $0.3 million of debt extinguishment costs related to the amendment included in selling, general and administrative expenses during the year ended December 31, 2017. As of March 31, 2018, the Company has $0.9 million of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

At closing, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn. Although the Company was permitted to make one other draw on the term loan facility on or before February 4, 2018, the Company elected not to draw down further on the term loan facility. The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined below) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

(b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility. The Company is obligated to repay the term loan facility on the last day of each March, June, September and December in an aggregate principal amount equal to 2.5% during the term of the loan.

Debt Maturities	as of March 31, 2018
2018 (remainder)	$5,000
2019	5,000
2020	38,750
Total debt	$48,750

11. Income Taxes

	Three Months Ended March 31,
	2018	2017
Income tax benefit (provision)	$959	$(9,748)
Effective tax rate	(58)%	30%

The effective tax rate for the three months ended March 31, 2018 and 2017, reflects the tax benefit of stock option exercises in the period and credits for research and development activity.
Deferred income tax assets at March 31, 2018 consist of temporary differences primarily related to net operating loss carryforwards, stock-based compensation, and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company has no amount recorded for any unrecognized tax benefits as of March 31, 2018. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. The Company reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and oral arguments were heard on May 4, 2018.

Eagle v. Eli Lilly
On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey against Eli Lilly and Company (“Lilly”), Case No. 2:17-CV-06415.  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product (to compete with Lilly’s Alimta).   Lilly has accepted service and answered the complaint on October 27, 2017. Lily also filed a motion to transfer this case to Delaware on October 27, 2017. Eagle filed a motion to oppose such transfer on November 6, 2017. No other dates or proceedings have been scheduled as of the date of the filing of this Quarterly Report on Form 10-Q.

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

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius and Mylan in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), and January 19, 2018 (Slayback (“Slayback II”)). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, with Trial scheduled to begin September 3, 2019. All five cases are pending.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018. Unless otherwise indicated or required by context, reference throughout to "Eagle," the "Company," "we," "our," or "us" refer to financial information and transactions of Eagle Pharmaceuticals, Inc.
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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018, as updated in our Quarterly Reports on Form 10-Q subsequently filed during the current fiscal year, including this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our product portfolio now includes four approved products: Argatroban, Ryanodex® (dantrolene sodium) (“Ryanodex”), docetaxel injection, non-alcohol formulation (“Non-Alcohol Docetaxel Injection”), and rapidly infused bendamustine RTD (“Bendeka”). We have three commercial partners: Chiesi USA, Inc. ("Chiesi") and Sandoz Inc. (“Sandoz”), who, pursuant to separate agreements, market Argatroban and Teva Pharmaceutical Industries Ltd. ("Teva"), which, through its subsidiary Cephalon, Inc. ("Cephalon"), markets Bendeka®. Bendeka was commercially launched by Teva in January 2016.

We currently have multiple product candidates in advanced stages of development and/or under review for approval by the FDA. Additionally, we have other product candidates under a collaborative agreement. Our advanced product candidates are EP-3101 (bendamustine RTD) ("EP-3101 RTD"), EP-4104 (dantrolene sodium for exertional heat stroke ("EHS")) (“EP-4104”), EP-5101 (PEMFEXY™, a pemetrexed injection ready-to-dilute formulation) (“EP-5101”) and EGL-5385-C-1701 (fulvestrant). Despite having received a Complete Response Letter for EP-4104 in July 2017, we have agreed on a path forward with the FDA for an additional clinical trial.

Recent Developments

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

In March 2018, the Company announced that the United States Patent and Trademark Office (USPTO) issued a new patent to the Company's Eagle Biologics division. Patent number 9,925,263 will expire in March 2036 and is the third patent issued in the Eagle Biologics family of patents.

In March 2018, the FDA approved a second manufacturing site for Bendeka.

On April 16, 2018, the Company announced the FDA's acceptance of our ANDA filing for vasopressin injection, 1ml. This product is the generic version of Endo International plc's original Vasostrict® formulation, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. Vasostrict had approximately $400 million in brand sales in 2017.

Financial Operations Overview
Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
Product Sales. We recognize revenues from product sales of Bendeka, Ryanodex, Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol. Sales of Bendeka are sold to our commercial partner Teva. Argatroban is sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner. Diclofenac-misoprostol was divested in March 2016; however, we may continue to market diclofenac-misoprostol until such time that the purchaser is able to launch the product.
We typically enter into agreements with group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of our direct commercial products. Based on these agreements, most of our hospital customers have contracted prices for products and volume-based rebates on product purchases. These amounts are estimated and recorded at the time of sale. In the case of discounted pricing, we typically pay a chargeback, representing the difference between the price invoiced to the wholesaler and the customer contract price.

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
Research and Development
Costs for research and development are charged to expense as incurred and include: employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel, expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies; costs associated with preclinical activities and development activities, costs associated with regulatory operations; and depreciation expense for assets used in research and development activities.
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
Selling, General and Administrative
Selling, general and administrative costs consist primarily of salaries, benefits and other related costs, including stock-based compensation for executive, finance, sales and operations personnel. Selling, general and administrative expenses also include facility and related costs, professional fees for legal, consulting, tax and accounting services, insurance, selling, marketing, market research, advisory board and key opinion leaders, depreciation and general corporate expenses. We expect that our selling, general and administrative expenses will increase with the potential of further commercialization of our product candidates particularly as we continue to grow our commercial organization.
Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the fourth quarter of 2016, the Company reversed its valuation allowance on our net deferred tax assets (See Note 11. Income Taxes). ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Results of Operations
Comparison of Three Months Ended March 31, 2018 and 2017
Revenues

	Three Months Ended March 31,		Decrease
	2018	2017
	(in thousands)
Product sales	$10,838	$15,286	$(4,448)
Royalty revenue	35,788	36,507	(719)
License and other revenue	—	25,000	(25,000)
Total revenue	$46,626	$76,793	$(30,167)
Total revenue decreased $30.2 million in the three months ended March 31, 2018 to $46.6 million as compared to $76.8 million in the three months ended March 31, 2017.
Product sales decreased $4.4 million in the three months ended March 31, 2018 primarily driven by decreases in product sales of Bendeka of $2.6 million, Non-Alcohol Docetaxel Injection of $0.7 million, and Argatroban of $0.7 million. In addition, there was a $0.4 million decrease in net product sales of diclofenac-misoprostol as the Company sold certain intellectual property related to this product in March 2016.
Royalty revenue decreased $0.7 million primarily as a result of royalties on Bendeka in the quarter.
License and other revenue decreased as we realized a $25.0 million milestone under the Cephalon agreement, related to Teva reaching $500 million in cumulative net sales of Bendeka, during the three months ended March 31, 2017.

Cost of Revenue

	Three Months Ended March 31,		Decrease
	2018	2017
	(in thousands)
Cost of product sales	$7,223	$10,765	$(3,542)
Cost of royalty revenue	4,585	7,229	(2,644)
Total cost of revenue	$11,808	$17,994	$(6,186)
Cost of revenue decreased by $6.2 million to $11.8 million in the three months ended March 31, 2018 as compared to $18.0 million in the three months ended March 31, 2017.

Cost of product sales decreased $3.5 million in the three months ended March 31, 2018 to $7.2 million as compared to $10.8 million in the three months ended March 31, 2017, primarily as a result of decreased product sales of Bendeka, Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol.

Cost of royalty revenue decreased $2.6 million in the three months ended March 31, 2018 to $4.6 million as compared to $7.2 million in the three months ended March 31, 2017, primarily as a result of the royalty cost incurred in connection with the $25 million sales-based milestone on Bendeka earned during the three months ended March 31, 2017.

Research and Development

	Three Months Ended March 31,		Increase
	2018	2017
	(in thousands)
Research and development	$17,320	$7,525	$9,795
Research and development expenses increased $9.8 million in the three months ended March 31, 2018 to $17.3 million as compared to $7.5 million in the three months ended March 31, 2017. The increase primarily resulted from an increase in project spending for EGL-5385-C-1701 relating to the on-going clinical study, which completed randomization of 600 subjects during the quarter, certain other projects and higher salary and personnel-related expenses. These increases were partially offset by a decrease in project spending for EP-4104.

Selling, General and Administrative

	Three Months Ended March 31,		Decrease
	2018	2017
	(in thousands)
Selling, general and administrative	$15,193	$18,578	$(3,385)

Selling, general and administrative expenses decreased $3.4 million in the three months ended March 31, 2018 to $15.2 million as compared to $18.6 million in the three months ended March 31, 2017. This decrease is primarily related to a $5.0 million decrease in sales and marketing spend as we incurred significant preparation costs for the launch of Ryanodex for exertional heat stroke and had fees related to our co-promotion agreement during the three months ended March 31, 2017. This was partially offset by an increase of $1.2 million in salary and personnel-related expenses, including stock based compensation expense, as we build out areas to support the growing needs of the business and sales force, $0.6 million increase in professional fees, and a $0.4 million increase in travel related expenses.

Other Income (Expense)

	Three Months Ended March 31,		Decrease / Increase
	2018	2017
	(in thousands)
Interest income	$27	$3	$24
Interest expense	(675)	(27)	(648)
Total other expense, net	$(648)	$(24)	$(624)

Interest expense increased in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to cash interest on our debt and the amortization of debt issuance costs incurred on long-term debt.

Income tax benefit (provision)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Income tax benefit (provision)	$959	$(9,748)
Effective tax rate	(58)%	30%
The benefit (provision) for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended March 31, 2018 and 2017 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity (see Note to Condensed Consolidated Financial Statements - Note 11. Income Taxes).

Net Income
Net income for the three months ended March 31, 2018 was $2.6 million as compared to net income of $22.9 million in the three months ended March 31, 2017, as a result of the factors discussed above.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $95.7 million and $27.7 million as of March 31, 2018 and March 31, 2017, respectively.

For the three months ended March 31, 2018, we realized net income of $2.6 million. As of March 31, 2018, we had a working capital surplus of $140.1 million. For the three months ended March 31, 2017, we realized net income of $22.9 million. Although the Company has incurred significant losses since its inception in January 2007, we recently became profitable and have retained earnings of $28.9 million as of March 31, 2018.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
The Company expects to use future loans, if any, under the Credit Facility, for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the three months ended March 31, 2018 was $4.9 million. Net income for the period was $2.6 million offset by non-cash adjustments of approximately $6.3 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, amortization of debt issuance costs, and change in fair value of contingent consideration. Net changes in working capital decreased cash from operating activities by approximately $4.0 million, due to an increase in inventory of $1.0 million, a decrease in accounts receivable of $0.4 million, a decrease in prepaid expenses and other current assets of $1.5 million, a decrease in accounts payable of $2.6 million, and a decrease in accrued expenses and other liabilities of $2.3 million. The total amount of accounts receivable at March 31, 2018 was approximately $53.4 million, which included approximately $16.8 million of product sales and $35.8 million of royalty and milestone income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
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
Investing Activities:
In the three months ended March 31, 2018 and 2017, we invested $19 thousand and $0.7 million in purchases of property and equipment, respectively.
Financing Activities:
Net cash used in financing activities for the three months ended March 31, 2018 was $23.9 million, primarily resulting from a $15 million payment of contingent consideration in connection with the Arsia Amendment, $7.0 million in cash settlements on repurchases of common stock, and a $3.1 million payment of employee withholding tax for a net option exercise. This was offset by the issuance of common stock for stock option exercises of $1.2 million.
Net cash used in financing activities for the three months ended March 31, 2017 was $12.0 million, primarily resulting from $13.7 million in cash settlements on repurchases of common stock and $0.5 million payment of debt financing costs. This was partially offset by the issuance of common stock for stock option exercises of $2.1 million.
Contractual Obligations
Our future material contractual obligations include the following (in thousands):

Obligations	Total	2018	2019	2020	2021	2022	Beyond
Operating leases (1)	$2,326	$502	$674	$395	$117	$120	$518
Credit facility	48,750	5,000	5,000	38,750	—	—	—
Purchase obligations (2)	80,369	80,369	—	—	—	—	—
Total obligations	$131,445	$85,871	$5,674	$39,145	$117	$120	$518

(1) The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2027. Rental expense was $153 and $162, for the three months ended March 31, 2018 and 2017, respectively. The remaining future lease payments under the operating lease are $2,326 as of March 31, 2018, payable monthly through June 30, 2020 and December 31, 2027.
(2) At March 31, 2018, the Company has purchase obligations in the amount of $80,369 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted
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

Recent Adopted Accounting Pronouncements
The Company adopted ASC 606, Revenue from Contracts with Customers with a date of initial application of January 1, 2018. As a result, the Company has updated its accounting policy for revenue recognition to reflect the new standard. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. The Company applied Topic 606 using the modified retrospective method. The Company has elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application. For contracts which were modified before the adoption date, the Company has not restated the contract for those modifications. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary. The cumulative effect of initially applying the new revenue standard would be applied as an adjustment to the opening balance of retained earnings. The Company has analyzed this effect and found the adoption of the new guidance did not have a material impact on our consolidated financial statements and our recognition is consistent with our historical accounting policies.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018.

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
Based on their evaluation at March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
In addition to the below legal proceedings, from time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and oral arguments were heard on May 4, 2018.

Eagle v. Eli Lilly
On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey against Eli Lilly and Company (“Lilly”), Case No. 2:17-CV-06415.  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product, EP-5101 (to compete with Lilly’s Alimta).   Lilly has accepted service and answered the complaint on October 27, 2017. Lily also filed a motion to transfer this case to Delaware on October 27, 2017. Eagle filed a motion to oppose such transfer on November 6, 2017. No other dates or proceedings have been scheduled as of the date of the filing of this Quarterly Report on Form 10-Q.
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

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius and Mylan in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), and January 19, 2018 (Slayback (“Slayback II”)). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, with Trial scheduled to begin September 3, 2019. All five cases are pending.

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

Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table provides information about purchases of our equity securities during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
January 1, 2018 to January 31, 2018	—	$—	—	$99,187
February 1, 2018 to February 28, 2018	35,699	$56.02	35,699	97,186
March 1, 2018 to March 31, 2018	87,992	$56.85	87,992	92,184
Total	123,691	$56.62	123,691

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6.    Exhibits
The exhibits listed below are filed or furnished (as applicable) as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.1
Amendment No. 1 to Stock Purchase Agreement, dated as of February 8, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed February 14, 2018)

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed February 20, 2014)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed February 20, 2014)
10.1
Separation Agreement by and between the Registrant and David E. Riggs, dated January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed January 30, 2018)

10.2	†
Form of Restricted Stock Unit Grant Package (2014 Equity Incentive Plan) (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 26, 2018)

10.3	†
Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 26, 2018)

10.4	(1)	Separation Agreement by and between the Registrant and Steven L. Krill, dated February 19, 201
31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

† Management contract or compensatory plan or arrangement.
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

EAGLE PHARMACEUTICALS, INC.

DATED: May 10, 2018	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: May 10, 2018	By:	/s/ Pete A. Meyers
Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)