Form 10-Q
period 2018-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2018-08-07
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of July 31, 2018: 15,055,924 shares.

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

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,247	$114,657
Accounts receivable, net	69,403	53,821
Inventory	6,444	5,118
Prepaid expenses and other current assets	25,502	15,101
Total current assets	201,596	188,697
Property and equipment, net	2,773	6,820
Intangible assets, net	19,302	23,322
Goodwill	39,743	39,743
Deferred tax asset, net	9,817	11,354
Other assets	706	124
Total assets	$273,937	$270,060
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,266	$11,981
Accrued expenses	23,222	15,391
Current portion of contingent consideration	—	15,055
Current portion of long-term debt	6,250	4,875
Total current liabilities	47,738	47,302
Contingent consideration, less current portion	—	709
Long-term debt, less current portion	40,468	42,905
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,457,575 and 16,089,439 issued as of June 30, 2018 and December 31, 2017, respectively	16	16
Additional paid in capital	245,470	233,639
Retained earnings	31,559	26,284
Treasury stock, at cost, 1,413,984 and 1,241,695 shares as of June 30, 2018 and December 31, 2017, respectively	(91,314)	(80,795)
Total stockholders' equity	185,731	179,144
Total liabilities and stockholders' equity	$273,937	$270,060
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Product sales	$23,041	$12,704	$33,879	$27,990
Royalty revenue	36,255	37,404	72,043	73,911
License and other revenue	—	—	—	25,000
Total revenue	59,296	50,108	105,922	126,901
Operating expenses:
Cost of product sales	14,074	8,910	21,298	19,675
Cost of royalty revenue	4,485	4,910	9,070	12,140
Research and development	15,265	6,684	32,585	14,209
Selling, general and administrative	15,987	23,280	31,153	41,431
Restructuring charge	7,388	—	7,388	—
Asset impairment charge	2,704	—	2,704	—
Change in fair value of contingent consideration	(790)	422	(763)	848
Total operating expenses	59,113	44,206	103,435	88,303
Income from operations	183	5,902	2,487	38,598
Interest income	1	14	27	17
Interest expense	(701)	(40)	(1,376)	(67)
Total other expense, net	(700)	(26)	(1,349)	(50)
(Loss) income before income tax benefit (provision)	(517)	5,876	1,138	38,548
Income tax benefit (provision)	3,176	(1,373)	4,137	(11,121)
Net Income	$2,659	$4,503	$5,275	$27,427
Earnings per share attributable to common stockholders:
Basic	$0.18	$0.30	$0.36	$1.80
Diluted	$0.17	$0.28	$0.34	$1.70
Weighted average number of common shares outstanding:
Basic	14,879,040	15,219,777	14,849,449	15,238,729
Diluted	15,446,827	16,100,615	15,473,727	16,135,276
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2017	16,089	$16	$233,639	$(80,795)	$26,284	$179,144
Stock-based compensation expense	—	—	10,040	—	—	10,040
Issuance of common stock upon exercise of stock option grants	369	—	6,668	—	—	6,668
Payments for employee net option exercises			(4,877)	—	—	(4,877)
Common stock repurchases	—	—	—	(10,519)	—	(10,519)
Net income	—	—	—	—	5,275	5,275
Balance at June 30, 2018	16,458	$16	$245,470	$(91,314)	$31,559	$185,731

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,275	$27,427
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,537	8,368
Depreciation expense	683	432
Amortization of intangible assets	1,316	1,423
Stock-based compensation	10,040	7,890
Change in fair value of contingent consideration	(763)	848
Amortization of debt issuance costs	188	66
Asset impairment charge	2,704	—
Non-cash restructuring charge	5,788	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(15,582)	(11,036)
Increase in inventories	(3,427)	(848)
Increase in prepaid expenses and other current assets	(10,705)	(307)
Increase in other assets	(582)	(26)
Increase (decrease) in accounts payable	6,285	(2,568)
Increase (decrease) in accrued expenses and other liabilities	7,831	(6,557)
Net cash provided by operating activities	10,588	25,112
Cash flows from investing activities:
Purchase of property and equipment	(19)	(884)
Net cash used in investing activities	(19)	(884)
Cash flows from financing activities:
Proceeds from common stock option exercise	6,668	4,130
Payments for employee net option exercises	(4,877)	—
Payment of debt financing costs	—	(482)
Payment of contingent consideration	(15,001)	—
Payment of debt	(1,250)	—
Repurchases of common stock	(10,519)	(25,311)
Net cash used in financing activities	(24,979)	(21,663)
Net (decrease) increase in cash	(14,410)	2,565
Cash and cash equivalents at beginning of period	114,657	52,820
Cash and cash equivalents at end of period	$100,247	$55,385
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,831	$5,585
Interest	529	—
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018. Unless otherwise indicated or required by context, reference throughout to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) New Drug Application ("NDA") regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has two products currently being sold in the United States under various license agreements in place with commercial partners; a ready-to-use formulation of Argatroban and rapidly infused bendamustine RTD 50ml solution (“Bendeka”). In addition, the Company directly sells two products in the United States; Eagle's bendamustine RTD 500ml solution (“Big Bag”) and Ryanodex®(dantrolene sodium) ("Ryanodex").The Company has a number of products currently under development and certain products may be subject to license agreements.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to an additional $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the Share Repurchase Program and the New Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Programs have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. The Company repurchased 172,289 shares of common stock for $10.5 million during the six months ended June 30, 2018, and an aggregate of 1,413,984 shares of common stock for $91.3 million through June 30, 2018.

On November 16, 2016 the Company entered into a stock purchase agreement to acquire Arsia Therapeutics, Inc. (“Arsia”), an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the stock purchase agreement, at closing the Company paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million. The Company also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with Eagle to develop new formulations and solve delivery challenges with large molecule products (see Note 4. Acquisitions).

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke ("EHS"), in conjunction with external cooling methods. Based on the recent meeting with the FDA, the Company has agreed on a path forward and plans to conduct an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015.

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”).  At closing, which occurred on August 8, 2017, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn.  Although the Company had the option to make one other draw on the term loan facility on or before February 4, 2018, the Company elected not to draw down further on the term loan facility. The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the New Share Repurchase Program (as defined above) and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.00% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.00% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

On September 20, 2017, the Company entered into a Product Collaboration and License Agreement, effective as of September 19, 2017, (the “SymBio License Agreement”) with SymBio Pharmaceuticals Limited (“SymBio”) for the rights to develop and commercialize the Company’s bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product (collectively, the “Products”) in Japan. Under the License Agreement, SymBio will be responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan, with a target for regulatory approval of a Product in Japan in 2020. SymBio will bear all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, Eagle would share 50% of the out-of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. Based on the Company's assessment of the probability of additional costs, the Company did not record deferred revenue on the Symbio License Agreement. SymBio will also be responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

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

On February 8, 2018, the Company entered into an amendment (the “ Arsia Amendment”) to the stock purchase agreement dated November 10, 2016 (the “Arsia SPA”). Pursuant to the Arsia SPA, the Company acquired from Arsia Therapeutics, LLC (the “Seller”) all of the outstanding capital stock of Arsia Therapeutics, Inc. (now Eagle Biologics). Pursuant to the Arsia Amendment, the Company's obligations to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million to the Seller.

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

On May 15, 2018, the FDA granted final approval for Eagle's ready-to-dilute bendamustine hydrochloride solution in a 500ml admixture for the treatment of patients with chronic lymphocytic leukemia (CLL) and patients with indolent B-cell non-Hodgkin lymphoma (NHL) that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.

On March 24, 2016 the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka. In April 2016, the Company filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Note 12. Legal Proceedings). On July 2, 2014, the FDA granted the Company orphan drug designations for Bendeka for the treatment of CLL and indolent B-cell NHL.  The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. On June 8, 2018, the U.S. District Court for the District of Columbia (the “Court”) issued a decision requiring the FDA to grant seven years of orphan drug exclusivity (ODE) in the U.S., for Bendeka, and on July 8, 2018 the FDA granted such ODE through December 2022.  In addition, on July 8, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that FDA was seeking an inappropriate advisory opinion.  The Company continues to believe that an appropriate application of orphan drug exclusivity would first allow generic TREANDA entrants in December 2022, rather than November 2019, and expects to vigorously pursue the scope of its exclusivity grant.

At June 30, 2018, the Company was owed approximately $4.2 million from its CEO related to the tax withholdings on options exercised on June 29, 2018.  Following the interceding weekend, the funds were received on July 3, 2018.  It is not the practice of the Company to extend personal loans or extend other forms of credit to the CEO or other officers and directors of the Company.

In June 2018, as part of an ongoing organizational review, the Company began a restructuring initiative to rationalize its product portfolio and focus its physical sites. These measures include the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection and plans to rationalize research and development operations. The Company will cease selling the product by September 30, 2018.

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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	70%	77%	76%	83%
Oncology Supply	14%	—%	8%	—%
Other	16%	23%	16%	17%
	100%	100%	100%	100%

	June 30,	December 31,
	2018	2017
Accounts receivable
Cephalon, Inc. (Teva)	66%	74%
Oncology Supply	14%	0%
Other	20%	26%
	100%	100%
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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $1,118 and $8,792 for the three months ended June 30, 2018 and 2017, respectively, and $2,013 and $14,728 for the six months ended June 30, 2018 and 2017.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2018.
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
The anti-dilutive common shares equivalents outstanding at the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options	1,884,614	1,581,586	1,892,614	1,552,064
Total	1,884,614	1,581,586	1,892,614	1,552,064

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Numerator for basic and diluted earnings per share-net income	$2,659	$4,503	$5,275	$27,427
Denominator
Basic weighted average common shares outstanding	14,879,040	15,219,777	14,849,449	15,238,729
Dilutive effect of stock options	567,787	880,838	624,278	896,547
Diluted weighted average common shares outstanding	15,446,827	16,100,615	15,473,727	16,135,276
Basic net income per share
Basic net income per share	$0.18	$0.30	$0.36	$1.80
Diluted net income per share
Diluted net income per share	$0.17	$0.28	$0.34	$1.70

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
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
In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

During the second quarter of 2018, the Company recorded an adjustment to the remaining contingent consideration to reflect the Company's decision to discontinue sales of Non-Alcohol Docetaxel Injection.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability, which was recorded in the Company's condensed consolidated statements of income:

Closing Balance December 31, 2017	Changes in fair value	Payment of contingent consideration	Closing Balance June 30, 2018
$764	$(763)	$(1)	$—

Total consideration of $11,220, which is comprised of the $4,850 cash paid on FDA approval and NDA transfer to the Company and the fair value of contingent consideration has been attributed to the intangible asset for Non-Alcohol Docetaxel Injection product rights.

Eagle Biologics Acquisition
On November 16, 2016, the Company entered into a stock purchase agreement with Arsia Therapeutics, LLC (“Seller”) (“Arsia SPA”) to acquire Arsia Therapeutics, Inc., an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the Arsia SPA, the Company paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. The Company also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into agreements to work with the Company to develop new formulations and solve delivery challenges in the large molecules space.

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

(i)
Under the Arsia SPA, the number of common shares to be issued to the Seller is equal to $2.7 million divided by the average of the closing day price per share for the thirty (30) trading days prior to the Closing Date. The average price of the common stock of 30 days prior to closing was $68.18. Accordingly, the number of shares of common stock to be issued to the Seller was determined at 40,200 shares ($2.7 million divided by $68.18 per share). The fair value of the common stock issued to the Seller was determined based on the closing price of the Company’s common stock on November 16, 2016.

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

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability through June 30, 2018:

Closing Balance December 31, 2017	Changes in fair value	Payment of contingent consideration	Closing Balance June 30, 2018
$15,000	$—	$(15,000)	$—

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

5. Inventory
Inventory consists of the following:

	June 30,	December 31,
	2018	2017
Raw material	$5,658	$2,489
Work in process	—	931
Finished products	786	1,698
	$6,444	$5,118
6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2018	2017
Advances to commercial manufacturers	$4,092	$2,389
Prepaid FDA user fee	228	1,369
Prepaid insurance	621	116
Prepaid income taxes	15,566	9,597
Prepaid research and development	—	1,069
All other	4,995	561
Total Prepaid expenses and other current assets	$25,502	$15,101
Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Royalties payable to commercial partners	$6,666	$4,310
Accrued research & development	4,084	936
Accrued professional fees	2,716	1,254
Accrued salary and other compensation	3,491	4,811
Accrued product costs	3,507	2,657
Accrued other	2,758	1,423
Total Accrued expenses	$23,222	$15,391

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

7. Intangible Assets, Net
The gross carrying amounts and net book value of the Company's intangible assets are as follows:

		June 30, 2018
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,282)	$(9,938)	$—
Ryanodex intangible	20	15,000	(1,166)	—	13,834
Developed technology	5	8,100	(2,632)	—	5,468
Total		$34,320	$(5,080)	$(9,938)	$19,302

		December 31, 2017
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,164)	$(7,235)	$2,821
Ryanodex intangible	20	15,000	(777)	—	14,223
Developed technology	5	8,100	(1,822)	—	6,278
Total		$34,320	$(3,763)	$(7,235)	$23,322
Amortization expense was $646 and $711 for the three months ended June 30, 2018 and 2017, respectively, and $1,316 and $1,423 for the six months ended June 30, 2018 and 2017, respectively.
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
On June 30, 2018, the Company implemented a restructuring initiative based on its assessment of the current product portfolio and made a decision to discontinue manufacture and distribution of Non-Alcohol Docetaxel Injection. The Company will cease selling the product by September 30, 2018. As a result, the Company recognized a pre-tax, non-cash asset impairment charge of $2.7 million in the second quarter of 2018.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of June 30, 2018, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Estimated Amortization Expense

Year Ending December 31,
2018 (remainder)	$1,199
2019	2,520
2020	2,666
2021	2,623
2022	1,369
Thereafter	8,925
Total estimated amortization expense	$19,302

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
The Company repurchased the following shares of common stock with cash resources during the six months ended June 30, 2018:

Shares of common stock repurchased	172,289
Value of common stock repurchased	$10,519

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
A summary of stock option, RSU and PSU activity under the 2014 Plan during the six months ended June 30, 2018 and 2017 is presented below:

	Stock Options	RSUs	PSUs
Outstanding at December 31, 2016	2,324,918	—	—
Granted	900,199	—	—
Options Exercised/RSUs Vested/PSUs Vested	(175,068)	—	—
Forfeited or expired	(96,425)	—	—
Outstanding at June 30, 2017	2,953,624	—	—

Outstanding at December 31, 2017	2,786,568	—	—
Granted	636,625	64,080	127,080
Options Exercised/RSUs Vested/PSUs Vested	(453,884)	—	—
Forfeited or expired	(306,578)	(9,557)	(9,557)
Outstanding at June 30, 2018	2,662,731	54,523	117,523
Stock Options
The fair value of stock options granted to employees, directors, and consultants was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.60% - 2.94%	1.79% - 2.18%	2.30% - 2.94%	1.79% - 2.42%
Volatility	43.76%	34.35%	43.76%	36.97%
Expected term (in years)	6.08 years	5.50 - 7.00 years	5.50 - 6.08 years	5.50 - 7.00 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company recognized share-based compensation in its condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$3,784	$3,697	$8,211	$7,890
RSUs	175	—	337	—
PSUs	776	—	1,492	—
Share-based compensation expense	$4,735	$3,697	$10,040	$7,890

Selling, general and administrative	$3,732	$2,735	$7,777	$5,867
Research and development	1,003	962	2,263	2,023
Share-based compensation expense	$4,735	$3,697	$10,040	$7,890

9. Commitments
Our future material contractual obligations include the following:

Obligations	Total	2018	2019	2020	2021	2022	Beyond
Operating leases (1)	$2,159	$335	$674	$395	$117	$120	$518
Credit facility	47,500	6,250	5,000	36,250	—	—	—
Purchase obligations (2)	84,417	84,417	—	—	—	—	—
Total obligations	$134,076	$91,002	$5,674	$36,645	$117	$120	$518

(1) The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2027. Rental expense was $135 and $157, for the three months ended June 30, 2018 and 2017, and $288 and $319 for the six months ended June 30, 2018 and 2017, respectively. The remaining future lease payments under the operating lease are $2,159 as of June 30, 2018, payable monthly through June 30, 2020 and December 31, 2027.
(2) At June 30, 2018, the Company has purchase obligations in the amount of $84,417 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

10. Debt

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”). The Company recorded $0.3 million of debt extinguishment costs related to the amendment included in selling, general and administrative expenses during the year ended December 31, 2017. As of June 30, 2018, the Company has $0.8 million of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

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

Debt Maturities	as of June 30, 2018
2018 (remainder)	$6,250
2019	5,000
2020	36,250
Total debt	$47,500

11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax benefit (provision)	$3,176	$(1,373)	$4,137	$(11,121)
Effective tax rate	614%	23%	(364)%	29%

The effective tax rate for the three and six months ended June 30, 2018 and 2017, reflects the tax benefit of stock option exercises in the period and credits for research and development activity.
Deferred income tax assets at June 30, 2018 consist of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company has no amount recorded for any unrecognized tax benefits as of June 30, 2018. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. The Company reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

12. Legal Proceedings
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

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and oral arguments were heard on May 4, 2018. On June 8, 2018, the Court issued a decision requiring the FDA to grant seven years of orphan drug exclusivity in the U.S. for Bendeka, and on July 8, 2018 the FDA granted such ODE through December 2022. In addition, on July 8, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that the FDA was seeking an inappropriate advisory opinion.

Eagle v. Eli Lilly
On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey (“New Jersey District Court”) against Eli Lilly and Company (“Lilly”).  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product (to compete with Lilly’s Alimta). Lilly accepted service and answered the complaint on October 27, 2017. Lilly also filed a motion

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

to transfer this case to Delaware on October 27, 2017. The Company filed a motion to oppose such transfer on November 6, 2017. On July 20, 2018, the New Jersey District Court transferred the case to Delaware. That case is pending.
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

On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue.  On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit.  It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”).  Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017.  Lilly answered Eagle’s counterclaims on October 24, 2017.  The Court held a scheduling conference on December 11, 2017 and set trial in the Delaware Suit to begin on September 9, 2019. On May 31, 2018, Eagle filed a Motion for Judgment on the Pleadings. That motion is fully briefed. The Delaware Suit is pending.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc. - (BENDEKA®)
BENDEKA®, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Four companies - Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), and Mylan Laboratories Limited (“Mylan”) - have filed Abbreviated New Drug Applications (“ANDA’s”) referencing BENDEKA® that include challenges to one or more of the BENDEKA® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a Federal Food Drug & Cosmetic Act 505(b)(2) application (“505(b)(2) application”).

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan and Hospira in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), and July 19, 2018 (Hospira). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, with Trial scheduled to begin September 3, 2019. All six cases are pending.

The FDA is stayed from approving Apotex’s, Fresenius’, Mylan’s ANDA’s, and Hospira’s 505(b)(2) application until the earlier of (1) January 7, 2020, January 14, 2020, April 30, 2020, and December 20, 2020 respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid or unenforceable. The 30-month stay dates may

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action. The FDA cannot approve Slayback’s ANDA until March 2033.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if finally approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018. This suit is pending.

13. Restructuring
As part of its ongoing organizational review, the Company engaged in a restructuring initiative to rationalize its product portfolio and focus its physical sites.   These measures included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection in June 2018 and plans to rationalize research and development operations. Estimated charges consist of inventory and related reserves of $4,005 and certain asset impairment charges related to property, plant and equipment of $3,383 have been recorded to Restructuring on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018. The Company also recorded an asset impairment charge for the remaining Intangible asset for Non-Alcohol Docetaxel Injection of $2,704 as well as an adjustment to remove the contingent consideration of $790 on the related line items in the Statement of Operations for the three and six months ended June 30, 2018.  The liability related to this restructuring initiative is included in Accrued expenses in the Condensed Consolidated Balance Sheet and is related to unsettled payments for inventory and related costs amounting to $1.6 million.  The Company expects to incur additional expenses related to this restructuring initiative. The Company anticipates substantially all related cash payments will be made by the end of 2018.

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

Our product portfolio now includes four approved products: Argatroban, Ryanodex® (dantrolene sodium) (“Ryanodex”), rapidly infused bendamustine RTD 50ml solution (“Bendeka”) and Eagle's bendamustine RTD 500ml solution (“Big Bag”) . We have three commercial partners: Chiesi USA, Inc. ("Chiesi") and Sandoz Inc. (“Sandoz”), who, pursuant to separate agreements, market Argatroban and Teva Pharmaceutical Industries Ltd. ("Teva"), which, through its subsidiary Cephalon, Inc. ("Cephalon"), markets Bendeka®. Bendeka was commercially launched by Teva in January 2016. We launched Big Bag in May 2018 with our commercial team immediately after receiving FDA approval.

We currently have multiple product candidates in advanced stages of development and/or under review for approval by the FDA. Additionally, we have other product candidates under a collaborative agreement. Our advanced product candidates are EP-4104 (dantrolene sodium for exertional heat stroke ("EHS")) (“EP-4104”), EP-5101 (PEMFEXY™, a pemetrexed injection ready-to-dilute formulation) (“EP-5101”) and EGL-5385-C-1701 (fulvestrant). Despite having received a Complete Response Letter for EP-4104 in July 2017, we have agreed on a path forward with the FDA for an additional clinical trial to be conducted in August 2018.

Recent Developments

On February 8, 2018, we entered into an amendment (the “Amendment”) to the stock purchase agreement dated November 10, 2016 (the “Arsia SPA”). Pursuant to the Arsia SPA, we acquired from Arsia Therapeutics, LLC (the “Seller”) all of the outstanding capital stock of Arsia Therapeutics, Inc. (now Eagle Biologics). Pursuant to the Amendment, our obligations to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million to the Seller.

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

On May 15, 2018, the FDA granted final approval for Eagle's ready-to-dilute bendamustine hydrochloride solution in a 500ml admixture for the treatment of patients with chronic lymphocytic leukemia (CLL) and patients with indolent B-cell non-Hodgkin lymphoma (NHL) that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.

On March 24, 2016 the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka. In April 2016, the Company filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Note 12. Legal Proceedings). On July 2, 2014, the FDA granted the Company orphan drug designations for Bendeka for the treatment of CLL and indolent B-cell NHL.  The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. On June 8, 2018, the U.S. District Court for the District of Columbia (the “Court”) issued a decision requiring the FDA to grant seven years of orphan drug exclusivity (ODE) in the U.S., for Bendeka, and on July 8, 2018 the FDA granted such ODE through December 2022.  In addition, on July 8, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that FDA was seeking an inappropriate advisory opinion.  The Company continues to believe that an appropriate application of orphan drug exclusivity would first allow generic TREANDA entrants in December 2022, rather than November 2019, and expects to vigorously pursue the scope of its exclusivity grant.

At June 30, 2018, the Company was owed approximately $4.2 million from its CEO related to the tax withholdings on options exercised on June 29, 2018.  Following the interceding weekend, the funds were received on July 3, 2018.  It is not the practice of the Company to extend personal loans or extend other forms of credit to the CEO or other officers and directors of the Company.

In June 2018, as part of an ongoing organizational review, the Company began a restructuring initiative to rationalize its product portfolio and focus its physical sites. These measures include the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection and plans to rationalize research and development operations. The Company will cease selling the product by September 30, 2018.

Financial Operations Overview
Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
Product Sales. We recognize revenues from product sales of Bendeka, Ryanodex, Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol. Sales of Bendeka are sold to our commercial partner Teva. Argatroban is sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol are sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner. Diclofenac-misoprostol was divested in March 2016; however, we continued to market diclofenac-misoprostol through the first quarter of 2018 until such time that the purchaser was able to launch the product. As part of a restructuring initiative, we will cease selling Non-Alcohol Docetaxel Injection by September 30, 2018.

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

Results of Operations
Comparison of Three Months Ended June 30, 2018 and 2017
Revenues

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017
	(in thousands)
Product sales	$23,041	$12,704	$10,337
Royalty revenue	36,255	37,404	(1,149)
Total revenue	$59,296	$50,108	$9,188
Total revenue increased $9.2 million in the three months ended June 30, 2018 to $59.3 million as compared to $50.1 million in the three months ended June 30, 2017.
Product sales increased $10.3 million in the three months ended June 30, 2018 primarily driven by the FDA approval and launch of Big Bag in May 2018 accompanied by increases in product sales of Bendeka of $2.9 million and Ryanodex of $2.0 million. The increased sales were partially offset by decreases in product sales of $1.8 million for Argatroban, $0.5 million for Non-Alcohol Docetaxel Injection and $0.4 million for diclofenac-misoprostol. The Company sold certain intellectual property related to diclofenac-misoprostol in March 2016.
Royalty revenue decreased $1.1 million in the three months ended June 30, 2018 as a result of lower royalties on Argatroban of $0.7 million and Bendeka of $0.4 million.
Cost of Revenue

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017
	(in thousands)
Cost of product sales	$14,074	$8,910	$5,164
Cost of royalty revenue	4,485	4,910	(425)
Total cost of revenue	$18,559	$13,820	$4,739
Cost of revenue increased by $4.7 million to $18.6 million in the three months ended June 30, 2018 as compared to $13.8 million in the three months ended June 30, 2017.

Cost of product sales increased $5.2 million in the three months ended June 30, 2018 to $14.1 million as compared to $8.9 million in the three months ended June 30, 2017, primarily as a result of increased product sales of Big Bag and Bendeka, offset by decreased product sales of Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol.

Cost of royalty revenue decreased $0.4 million in the three months ended June 30, 2018 to $4.5 million as compared to $4.9 million in the three months ended June 30, 2017, primarily as a result of the decrease in royalty revenue for Argatroban.

Research and Development

	Three Months Ended June 30,		Increase
	2018	2017
	(in thousands)
Research and development	$15,265	$6,684	$8,581
Research and development expenses increased $8.6 million in the three months ended June 30, 2018 to $15.3 million as compared to $6.7 million in the three months ended June 30, 2017. The increase primarily resulted from an increase in project spending for EGL-5385-C-1701 relating to the clinical study, which completed randomization of 600 subjects in the first quarter of 2018, as well as higher salary and personnel-related expenses.

Selling, General and Administrative

	Three Months Ended June 30,		Decrease
	2018	2017
	(in thousands)
Selling, general and administrative	$15,987	$23,280	$(7,293)

Selling, general and administrative expenses decreased $7.3 million in the three months ended June 30, 2018 to $16.0 million as compared to $23.3 million in the three months ended June 30, 2017. This decrease is primarily related to a decrease in sales and marketing spend as we incurred significant preparation costs for the launch of Ryanodex for exertional heat stroke and had fees related to our co-promotion agreement during the three months ended June 30, 2017.

Restructuring Charge

As part of an ongoing organizational review, we began a restructuring initiative to rationalize our product portfolio and focus our physical sites.   This initiative includes the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection, which occurred in June 2018, and plans to rationalize research and development operations. Estimated charges consist of inventory and related reserves of $4.0 million and certain asset impairment charges related to property, plant and equipment of $3.4 million resulting in a total restructuring charge of $7.4 million for the three months ended June 30, 2018.

Asset Impairment Charge
On June 30, 2018, we implemented a restructuring initiative resulting in the removal of Non-Alcohol Docetaxel Injection from our product portfolio. Sales for the product will cease entirely at the end of third quarter 2018. We have determined the carrying amount of the asset to no longer be recoverable, resulting in a pre-tax, non-cash asset impairment charge of $2.7 million during the three months ended June 30, 2018.
Change in Fair Value of Contingent Consideration
Contingent consideration, which primarily consists of potential milestone payments and royalty obligations, is recorded in our consolidated balance sheets at its estimated fair value at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in our consolidated statements of income. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.

Contingent consideration gain for $0.8 million was recorded during the three months ended June 30, 2018. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured as a result of the discontinuation of the product.

Other Income (Expense)

	Three Months Ended June 30,		Decrease / Increase
	2018	2017
	(in thousands)
Interest income	$1	$14	$(13)
Interest expense	(701)	(40)	(661)
Total other expense, net	$(700)	$(26)	$(674)

Interest expense increased in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due to cash interest on our debt and the amortization of debt issuance costs incurred on long-term debt.

Income tax benefit (provision)

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Income tax benefit (provision)	$3,176	$(1,373)
Effective tax rate	614%	23%
The benefit (provision) for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended June 30, 2018 and 2017 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity (see Note to Condensed Consolidated Financial Statements - Note 11. Income Taxes).

Net Income
Net income for the three months ended June 30, 2018 was $2.7 million as compared to net income of $4.5 million in the three months ended June 30, 2017, as a result of the factors discussed above.

Comparison of Six Months Ended June 30, 2018 and 2017
Revenues

	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(in thousands)
Product sales	$33,879	$27,990	$5,889
Royalty revenue	72,043	73,911	(1,868)
License and other revenue	—	25,000	(25,000)
Total revenue	$105,922	$126,901	$(20,979)
Total revenue decreased $21.0 million in the six months ended June 30, 2018 to $105.9 million as compared to $126.9 million in the six months ended June 30, 2017.
Product sales increased $5.9 million in the six months ended June 30, 2018, primarily driven by the FDA approval and launch of Big Bag in May 2018 accompanied by increases in product sales of Bendeka of $0.4 million and Ryanodex of $2.0 million. The increased sales were partially offset by decreases in product sales of $2.5 million for Argatroban, $1.3 million for Non-Alcohol Docetaxel Injection and $0.8 million for diclofenac-misoprostol. The Company sold certain intellectual property related to diclofenac-misoprostol in March 2016.
Royalty revenue decreased $1.9 million as a result of lower royalties on Argatroban of $0.9 million and Bendeka of $1.0 million.
License and other revenue decreased as we realized a $25.0 million milestone under the Cephalon agreement, related to Teva reaching $500 million in cumulative net sales of Bendeka, during the six months ended June 30, 2017.

Cost of Revenue

	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(in thousands)
Cost of product sales	21,298	19,675	$1,623
Cost of royalty revenue	9,070	12,140	(3,070)
Total cost of revenue	$30,368	$31,815	$(1,447)

Cost of revenue decreased by $1.4 million to $30.4 million in the six months ended June 30, 2018 as compared to $31.8 million in the six months ended June 30, 2017.

Cost of product sales increased $1.6 million in the six months ended June 30, 2018 to $21.3 million as compared to $19.7 million in the six months ended June 30, 2017, primarily as a result of increased product sales of Big Bag and Bendeka, offset by decreased product sales of Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol.

Cost of royalty revenue decreased $3.1 million due to the $25.0 million milestone realized under the Cephalon agreement, related to Teva reaching $500 million in cumulative net sales of Bendeka, during the six months ended June 30, 2017.

Research and Development

	Six Months Ended June 30,		Increase
	2018	2017
	(in thousands)
Research and development	32,585	14,209	$18,376
Research and development expenses increased $18.4 million in the six months ended June 30, 2018 to $32.6 million as compared to $14.2 million in the six months ended June 30, 2017. The increase primarily resulted from an increase in project spending for EGL-5385-C-1701 relating to the clinical study, which completed randomization of 600 subjects in the first quarter of 2018, as well as higher salary and personnel-related expenses.

Selling, General and Administrative

	Six Months Ended June 30,		Decrease
	2018	2017
	(in thousands)
Selling, general and administrative	$31,153	$41,431	$(10,278)

Selling, general and administrative expenses decreased $10.3 million in the six months ended June 30, 2018 to $31.2 million as compared to $41.4 million in the six months ended June 30, 2017. This decrease is principally related to a $12.7 million decrease in sales and marketing spend in preparation for the launch of Ryanodex for exertional heat stroke had fees related to our co-promotion agreement during the six months ended June 30, 2017, offset by a $2.0 million increase in salary and personnel-related expenses, including stock-based compensation expense, as we build out areas to support the growing needs of the business and sales force, $0.4 million increase in professional fees, and $0.5 million increase in travel expenses.

Restructuring Charge

As part of an ongoing organizational review, we began a restructuring initiative to rationalize our product portfolio and focus our physical sites.   This initiative includes the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection, which occurred in June 2018, and plans to rationalize research and development operations. Estimated charges consist of inventory and related reserves of $4.0 million and certain asset impairment charges related to property, plant and equipment of $3.4 million resulting in a total restructuring charge of $7.4 million for the six months ended June 30, 2018.

Asset Impairment Charge
On June 30, 2018, we implemented a restructuring initiative resulting in the removal of Non-Alcohol Docetaxel Injection from our product portfolio. Sales for the product will cease entirely at the end of third quarter 2018. We have determined the carrying amount of the asset to no longer be recoverable, resulting in a pre-tax, non-cash asset impairment charge of $2.7 million during the six months ended June 30, 2018.
Change in Fair Value of Contingent Consideration
Contingent consideration, which primarily consists of potential milestone payments and royalty obligations, is recorded in our consolidated balance sheets at its estimated fair value at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in our consolidated statements of income. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.

Contingent consideration gain for $0.8 million was recorded during the six months ended June 30, 2018. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured as a result of the discontinuation of the product and partially offset by accretion for the time value of money.

Other Income (Expense)

	Six Months Ended June 30,		Increase
	2018	2017
	(in thousands)
Interest income	$27	$17	$10
Interest expense	(1,376)	(67)	(1,309)
Total other income (expense), net	$(1,349)	$(50)	$(1,299)
Interest expense increased in the six months ended June 30, 2018 related to interest incurred on long-term debt and the amortization of debt issuance costs.
Provision for Income Taxes

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Provision for income taxes	$4,137	$(11,121)
Effective tax rate	(364)%	29%
The benefit (provision) for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the six months ended June 30, 2018 and 2017 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity (see Note to Condensed Consolidated Financial Statements - Note 11. Income Taxes).

Net Income
Net income for the six months ended June 30, 2018 was $5.3 million as compared to net income of $27.4 million in the six months ended June 30, 2017, as a result of the factors discussed above.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $100.2 million and $55.4 million as of June 30, 2018 and June 30, 2017, respectively.

For the six months ended June 30, 2018, we realized net income of $5.3 million. As of June 30, 2018, we had a working capital surplus of $153.9 million. For the six months ended June 30, 2017, we realized net income of $27.4 million. Although we have incurred significant losses since inception in January 2007, we have become profitable with retained earnings of $31.6 million as of June 30, 2018.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
We expect to use future loans, if any, under the Credit Facility, for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the six months ended June 30, 2018 was $10.6 million. Net income for the period was $5.3 million offset by non-cash adjustments of approximately $21.2 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, amortization of debt issuance costs, change in fair value of contingent consideration, asset impairment charge and fair value adjustment related to restructuring. Net changes in working capital decreased cash from operating activities by approximately $15.9 million, due to an increase in accounts receivable of $15.6 million, an increase in inventory of $3.4 million, an increase in prepaid expenses and other current assets of $10.4 million, an increase in other assets of $0.6 million, an increase in accounts payable of $6.3 million, and an increase in accrued expenses and other liabilities of $7.8 million. The total amount of accounts receivable at June 30, 2018 was approximately $69.4 million, which included approximately $33.1 million of product sales and $36.3 million of royalty income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
Net cash provided by operating activities for the six months ended June 30, 2017 was $25.1 million. Net income for the period was $27.4 million offset by non-cash adjustments of approximately $19.0 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and change in fair value of contingent consideration. Net changes in working capital decreased cash from operating activities by approximately $21.3 million, due to an increase in accounts receivable of $11.0 million, an increase in inventories of $0.8 million, an increase in prepaid expenses and other current assets of $0.3 million, a decrease in accounts payable of $2.6 million, and a decrease in accrued expenses and other liabilities of $6.6 million. The total amount of accounts receivable at June 30, 2017 was approximately $53.2 million, which included approximately $15.8 million of product sales and $37.4 million of royalty and milestone income, all with payment terms of 45 days. For royalty income, the 45-day period starts at the end of the quarter upon receipt of the royalty statement detailing the amount of sales in the prior completed quarter, and, for product sales, the period starts upon delivery of product.
Investing Activities:
In the six months ended June 30, 2018 and 2017, we invested $19 thousand and $0.9 million in purchases of property and equipment, respectively.
Financing Activities:
Net cash used in financing activities for the six months ended June 30, 2018 was $25.0 million, primarily resulting from a $15 million payment of contingent consideration in connection with the Arsia Amendment, $10.5 million in cash settlements on repurchases of common stock, $1.3 million payment of debt financing costs and a $4.9 million payment of employee withholding tax for a net option exercise. This was offset by the issuance of common stock for stock option exercises of $6.7 million.
Net cash used in financing activities for the six months ended June 30, 2017 was $21.7 million, primarily resulting from $25.3 million in cash settlements on repurchases of common stock and $0.5 million payment of debt financing costs. This was partially offset by the issuance of common stock for stock option exercises of $4.1 million.

Contractual Obligations
Our future material contractual obligations include the following (in thousands):

Obligations	Total	2018	2019	2020	2021	2022	Beyond
Operating leases (1)	$2,159	$335	$674	$395	$117	$120	$518
Credit facility	47,500	6,250	5,000	36,250	—	—	—
Purchase obligations (2)	84,417	84,417	—	—	—	—	—
Total obligations	$134,076	$91,002	$5,674	$36,645	$117	$120	$518

(1) The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and December 31, 2027. Rental expense was $135 and $157, for the three months ended June 30, 2018 and 2017, and $288 and $319 for the six months ended June 30, 2018 and 2017, respectively. The remaining future lease payments under the operating lease are $2,159 as of June 30, 2018, payable monthly through June 30, 2020 and December 31, 2027.
(2) At June 30, 2018, the Company has purchase obligations in the amount of $84,417 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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
In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018.

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
Based on their evaluation at June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to grant us orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  The Company believes Bendeka is entitled to orphan drug exclusivity as a matter of law, and that the FDA’s decision violates federal law and is inconsistent with the holding of the U.S. District Court for the District of Columbia in Depomed Inc. v. U.S. Department of Health and Human Services. The parties have filed all substantive motions and pleadings and oral arguments were heard on May 4, 2018. On June 8, 2018, the Court issued a decision requiring the FDA to grant seven years of orphan drug exclusivity in the U.S. for Bendeka, and on July 8, 2018 the FDA granted such ODE through December 2022. In addition, on July 8, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that the FDA was seeking an inappropriate advisory opinion.

Eagle v. Eli Lilly
On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey (“New Jersey District Court”) against Eli Lilly and Company (“Lilly”).  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product (to compete with Lilly’s Alimta). Lilly accepted service and answered the complaint on October 27, 2017. Lilly also filed a motion to transfer this case to Delaware on October 27, 2017. The Company filed a motion to oppose such transfer on November 6, 2017. On July 20, 2018, the New Jersey District Court transferred the case to Delaware. That case is pending.

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

On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue.  On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit.  It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”).  Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017.  Lilly answered Eagle’s counterclaims on October 24, 2017.  The Court held a scheduling conference on December 11, 2017 and set trial in the Delaware Suit to begin on September 9, 2019. On May 31, 2018, Eagle filed a Motion for Judgment on the Pleadings. That motion is fully briefed. The Delaware Suit is pending.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc. - (BENDEKA®)
BENDEKA®, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Four companies - Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), and Mylan Laboratories Limited (“Mylan”) - have filed Abbreviated New Drug Applications (“ANDA’s”) referencing BENDEKA® that include challenges to one or more of the BENDEKA® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a Federal Food Drug & Cosmetic Act 505(b)(2) application (“505(b)(2) application”).

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan and Hospira in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), and July 19, 2018 (Hospira). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, with Trial scheduled to begin September 3, 2019. All six cases are pending.

The FDA is stayed from approving Apotex’s, Fresenius’, Mylan’s ANDA’s, and Hospira’s 505(b)(2) application until the earlier of (1) January 7, 2020, January 14, 2020, April 30, 2020, and December 20, 2020 respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action. The FDA cannot approve Slayback’s ANDA until March 2033.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if finally approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018. This suit is pending.

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
The following table provides information about purchases of our equity securities during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
April 1, 2018 to April 30, 2018	—	$—	—	$92,184
May 1, 2018 to May 31, 2018	—	$—	—	92,184
June 1, 2018 to June 30, 2018	48,598	$72.32	48,598	88,669
Total	48,598	$72.32	48,598

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

EAGLE PHARMACEUTICALS, INC.

DATED: August 7, 2018	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: August 7, 2018	By:	/s/ Pete A. Meyers
Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)