Form 10-K
period 2018-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2019-02-28
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock (par value $0.001 per share), NASDAQ Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $703,596,009 computed by reference to the last reported sale price of $75.66 per share as reported by The NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of February 22, 2019 was 13,924,296 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for our 2019 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Table of Contents

EAGLE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2018

Eagle Pharmaceuticals, Inc.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Eagle Pharmaceuticals, Inc. name and logo, the Eagle Biologics, Inc. name and logo, and Ryanodex®, are either registered trademarks or trademarks of Eagle Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols. References to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, and references to "Eagle Biologics" mean Eagle Biologics, Inc.
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

Business

Our business model is to develop proprietary innovations to FDA-approved, injectable drugs, that offer commercial and/or functional advantages to currently available alternatives. We have historically been, and will continue to primarily be, focused on developing and commercializing injectable drugs, primarily in the critical care and oncology areas, using the United States Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. With our addition of Eagle Biologics, we hope to apply our market strategy to offer “biobetter” formulations, and to develop novel biologic products under the pathway provided by the Biologics Price Competition and Innovation Act ("BPCIA"). In addition, we plan to continue to market and/or commercialize our products through marketing partners and/or through our internal direct sales force.

For each of our current and future pre-commercial products, we target market entry no later than the entry of the first generic or biosimilar drug with the goal of substantially converting the market by addressing the needs of stakeholders who ultimately use our products. We believe we can further extend commercial duration through new intellectual property protection and/or orphan drug exclusivity and three years of non-patent regulatory exclusivity for future product candidates, as provided under applicable law and regulations. We strive to enhance branded reference drugs to optimize their ease and safety of use for healthcare providers, produce less drug waste, lower cost to stakeholders, and create the opportunity for label expansion to additional indications.

Our 505(b)(2) model has been validated by the approval and successful launches of our novel formulations of Argatroban and Ryanodex® (dantrolene sodium) (“Ryanodex”) and Eagle's bendamustine ready-to-dilute ("RTD") 500ml solution (“Big Bag” or "Belrapzo"); marketed by Eagle, and rapidly infused bendamustine RTD (“Bendeka”); marketed by Teva, licensed to and launched jointly with Teva Pharmaceutical Industries Ltd. (“Teva”) in January 2016. We are in the early stages of development with our biologics strategy and do not currently have any commercially approved biologics products.

Our product portfolio now includes four approved products: Argatroban; Ryanodex; Belrapzo; and Bendeka. We have three commercial partners: Teva, which through its subsidiary Cephalon, Inc. ("Cephalon") markets Bendeka, and Chiesi USA, Inc. ("Chiesi") and Sandoz Inc. (“Sandoz”), who pursuant to separate agreements market Argatroban.

We currently have multiple product candidates in advanced stages of development, and/or under review for approval by the FDA. Additionally, we have other exploratory candidates under a collaborative agreement entered into in January 2016 with Albany Molecular Research, Inc. (“AMRI”). Our advanced product candidates are EP-4104 (dantrolene sodium for exertional heat stroke (“EHS”)) (“EP-4104”), EP-5101 (PEMFEXY™), a pemetrexed injection ready-to-dilute formulation (“EP-5101”) and EGL-5385-C-1701 (fulvestrant). EP-5101 has been tentatively approved by the FDA. EGL-5385-C-1701 and EP-4104, both unapproved, may address unmet medical needs in major specialty markets.

In 2018, we accomplished the following with respect to our product portfolio:

•
On April 16, 2018, we announced the FDA's acceptance of our Abbreviated New Drug Application ("ANDA") filing for vasopressin injection, 1ml. This product is the generic version of Endo International plc's original Vasostrict® formulation, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines.

•
On May 15, 2018, the FDA granted final approval for our ready-to-dilute bendamustine hydrochloride solution in a 500ml admixture ("Big Bag") for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with indolent B-cell non-Hodgkin lymphoma (“NHL”) that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. We immediately launched this product upon FDA approval.

•
On August 30, 2018, we announced the completion of enrollment of our second clinical study to further evaluate the safety and efficacy of Ryanodex (dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke, an investigational new indication for the product.

•
On October 3, 2018, we announced we had entered into an agreement with the United States Army Medical Research Institute of Chemical Defense, the nation’s leading science and technology laboratory in the area of medical chemical countermeasures research and development, to conduct a study to evaluate the neuroprotective effects of Ryanodex.

•	On November 27, 2018, we announced positive results of a pre-clinical study conducted to evaluate the effects of Ryanodex in Acute Radiation Syndrome.

In addition to building our product portfolio, we continue to develop our commercial organization. We have built an internal commercial team consisting of approximately 50 direct sales representatives, support staff and management who are a part of our independent commercial organization.

Product Portfolio

Our product portfolio consists of:

Product	U.S. Brand Reference Drug	Description	Indication	Estimated Market Opportunity (amounts in millions)	Status
Ryanodex® (dantrolene sodium)	Dantrium®/ Revonto®	Muscle relaxant	Malignant hyperthermia	$75(2)	Approved (U.S.)/ launched August 2014; orphan drug exclusivity received for MH (U.S.)
Argatroban	Argatroban	Anti-coagulant; thrombin inhibitor	Heparin-induced thrombocytopenia	$99(2)	Approved (U.S.); marketed by Chiesi USA, Inc. and Sandoz
BENDEKATM	BENDEKATM	Chemotherapeutic agent	CLL; Indolent NHL	$642(1) (3)	Approved (U.S.) in December 2015; licensed to and marketed by Teva; orphan drug designation for CLL and NHL (U.S.)
Belrapzo (bendamustine RTD)	Treanda®	Chemotherapeutic agent	(CLL); Indolent (NHL)	$642(1) (3)	Approved (U.S.) and launched for CLL and NHL in May 2018
EP-4104 (dantrolene sodium)	No drug currently approved	Muscle relaxant	Exertional heat stroke	$400(2)
Orphan drug designation received for heat stroke (U.S.); IND submission in 2015; completed safety and efficacy study in December 2015; FDA granted fast track designation and NDA submitted in January 2016; additional clinical trial requested by FDA in 2017

EP-5101 (PEMFEXY™)	Alimta	Chemotherapeutic agent	Lung cancer and mesothelioma	$1,131(1)	NDA submitted December 2016; tentative approval received in October 2017
EGL-5385-C-1701 (fulvestrant)	Faslodex	Selective estrogen receptor degrader	Metastatic breast cancer	$537(1)	Pre-NDA submission
Vasopressin injection 1ml	Vasostrict	Crash cart item in hospital settings	Indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines	$454 (1)	FDA accepted our ANDA filing
(1)Based on publicly filed reports with the SEC.
(2)Based on independent market research and management's estimates extrapolated there from.
(3)Benedeka and Belrapzo are part of the same estimated market opportunity.

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

Because our products are differentiated from the branded reference drugs, we believe we are able to avoid infringing existing patents covering the branded reference drug allowing us to enter the existing market no later than applicable generic drugs, which may be subject to protracted patent litigation that delays market entry. Protracted litigation is a significant barrier to entry for competitors seeking approval of an ANDA referencing the branded reference product, and our early entry into the market leads to less price erosion due to constrained competition. Our patent estate includes over 30 owned or exclusively-licensed U.S. issued patents and over 10 filed U.S. patent applications, as well as several patents and patent applications that have been filed in various worldwide territories, that we believe protect or will protect, as applicable the market value of our current portfolio of products. We believe that other potential barriers to entry for our competitors consist of the following:

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

Our product portfolio is focused on oncology, critical care, and orphan diseases and includes four approved products, a tentative approval, and several distinct product candidates in advanced development. Additionally, we have other exploratory candidates under our collaborative agreement with AMRI, and are developing a “biobetters” pipeline at our subsidiary, Eagle Biologics. We believe that we can leverage our formulation and development expertise to achieve improved product attributes in terms of potential for longer stability, shorter infusion times, less waste and/or ease and safety of use for healthcare professionals and achieve longer commercial duration compared to generic competitors. We believe that our products may offer certain benefits as compared to existing injectable drugs which may include one or more of the following:

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

Continue to build a robust intellectual property portfolio.    Our patent estate includes over 30 owned or exclusively-licensed U.S. issued patents and over 10 filed U.S. patent applications, as well as several that have been filed in various worldwide territories, that protect or will protect, as applicable the market value of our approved and pipeline products. We intend to continue to build our patent portfolio by filing for patent protection on new developments with respect to our product candidates that will not infringe patents that cover the branded reference drugs. We expect that these will, if issued, allow us to list our own patents in the Orange Book, to which potential competitors will be required to certify upon submission of their applications referencing our products, if approved.

Our Products and Product Portfolio

Belrapzo and Bendeka (Licensed to Teva and SymBio) for Chronic Lymphocytic Leukemia and Non-Hodgkin's Lymphoma

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

Eagle's Solution: Belrapzo and Bendeka

The Belrapzo and Bendeka liquid formulations eliminate the need to reconstitute the drug prior to use, relative to the lyophilized presentation of Treanda®. As a result, we believe that relative to the lyophilized presentation of Treanda® there is less potential for dosing errors, less exposure to cytotoxic powders and a more efficient work flow.

Additionally, admixtures prepared with Bendeka contain lower sodium as compared with Treanda® which could be of benefit to the predominantly elderly, renally impaired and cardiovascular compromised patients. Also, Bendeka is available in a multi-use vial, which allows infusion centers and hospitals to avoid needless waste of unused drug remaining after procedures with single use vials.

Big Bag

On May 15, 2018, the FDA granted final approval for Big Bag, a ready-to-dilute (“RTD”), multi-dose liquid with extended drug stability for use with a 500mL intravenous, or IV, infusion bag.

Teva License- Bendeka

Bendeka is the same RTD, multi-dose liquid formulation as Belrapzo, with extended drug stability, but for use with a 50 mL IV infusion bag, which enables it to be administered in a shorter time-period than current drugs on the market and represents a label expansion from Belrapzo. We received orphan drug designation for Bendeka for CLL and NHL in July 2014. We entered into the Cephalon License to market this product. See License Agreements - Bendamustine License Agreement, below.

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

Currently-Marketed Argatroban Products

Argatroban is currently sold by GlaxoSmithKline (“GSK”), West-ward, Chiesi and Sandoz. It is sold in 250mL (GSK and West-ward), 125mL (Sandoz) and 50mL (Chiesi and Sandoz) presentations. According to IQVIA Holdings Inc., Argatroban had U.S. annual sales of $39 million in 2018.

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

Ryanodex® for Malignant Hyperthermia

Overview

Dantrolene was first introduced to the U.S. market in 1979 and is currently the only drug approved to treat a rare genetic disorder called malignant hyperthermia ("MH"). There are only 500 to 800 cases of MH in the United States each year, qualifying dantrolene for orphan drug designation. This disease is triggered when a patient with this genetic predisposition has a surgical procedure and is exposed to certain inhaled anesthetics or the muscle relaxant, succinylcholine. When this exposure occurs, a metabolic response can be triggered in the patient resulting in an episode of MH that can be fatal if not treated immediately. Because dantrolene is the only approved drug available to treat MH, the Joint Commission on Accreditation of Healthcare Organizations, (the "Joint Commission") requires that all hospitals stock vials of this product at all times, generally in the operating room area.

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

EP-4104 (dantrolene) for Exertional Heat Stroke ("EHS")

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

On July 26, 2017, we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke (“EHS”), in conjunction with external cooling methods. Based on our meeting with the FDA, the Company conducted an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015. On August 30, 2018, we announced the completion of enrollment of our second clinical study to further evaluate the safety and efficacy of Ryanodex. During the 2018 Hajj, overall emergency room visits were dramatically decreased from previous years due to well-implemented crowd management, lower temperatures, lower humidity and other external factors. As a result, the number of EHS patients available for study enrollment was also significantly less than in previous years, and therefore much lower than anticipated. The preliminary assessment of patients enrolled is consistent with the data from the study conducted in 2015, in which patients dosed with Ryanodex plus Standard of Care (“SOC”) showed an additive benefit compared to patients receiving SOC only. We intend to complete the analysis of the data and meet with the U.S. Food and Drug Administration to discuss next steps in 2019.

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

Currently-Marketed Pemetrexed Product

The branded form of a pemetrexed product is marketed by Lilly Pharmaceuticals as Alimta. Alimta is approved for use to treat non-small cell lung cancer and mesothelioma. Alimta's lyophilized formulation utilizes pemetrexed disodium. The product presentations for Alimta are 100mg and 500mg single use vials containing lyophilized power that must be reconstituted before patient administration. Once mixed, Alimta must be used within 24 hours due to product stability concerns. According to Lilly Pharmaceuticals, worldwide sales of Alimta for the 2017 calendar year were approximately $1.0 billion.

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

Currently-Marketed Fulvestrant Products

The branded form of fulvestrant is Faslodex, a 500mg injectable product marketed by AstraZeneca plc. Worldwide sales of Faslodex were $941 million in 2017, which included US sales of $492 million.

Limitations of Faslodex

Faslodex is administered in two deep intramuscular injections of high viscosity product per dose of treatment (5 ml each) over 1-2 minutes into each buttock. The procedure is painful and Faslodex injection reactions have been associated with peripheral nerve adverse reactions, including risk of damaging the sciatic nerve.

Eagle’s Solution: EGL-5385-C-1701

On October 30, 2018, we announced that the Company’s fulvestrant formulation has not met the primary pharmacokinetic endpoint evaluating the bioequivalence of the Company’s formulation compared to Faslodex in its open label, randomized, pharmacokinetic and safety study conducted in 600 healthy female volunteers across multiple U.S. sites. Eagle continues to pursue development of an innovative formulation that would require a single injection using a smaller needle thus requiring less time to dose the product while potentially reducing the pain and adverse reactions to injection. The 500 mg dose would be delivered in a single low viscosity 5 mL injection.

Additional Products in our Portfolio

Vasopressin
Vasopressin injection is indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines. We filed and ANDA in April 2018 for a generic version of VASOSTRICT® (vasopressin IV solution (infusion)), which variously covers either vasopressin-containing pharmaceutical compositions or methods of using a vasopressin-containing dosage form to increase blood pressure in humans. In May 2018, the NDA owner filed a lawsuit against us within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In August 2018, Eagle filed an answer and a counterclaim for non-infringement and invalidity of asserted patents. A claim construction hearing is scheduled for May 2019, with a bench trial scheduled for May 2020.

Other Opportunities
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
Our plan for our biologics business is to partner with large pharmaceutical and biotech companies to improve the delivery of marketed biologics by eliminating IV infusions in favor of subcutaneous ("SC") routes of administration or, in cases where a SC product exists, to reduce the volume or number of injections.  Currently, Eagle Biologics has feasibility study agreements in place with multiple partners to apply its technology to designated proteins. Once proof of concept has been established, and an opportunity is identified with a particular protein, Eagle Biologics plans to enter into a License and Development Agreement with the sponsor company to develop and seek FDA approval for the “biobetter.” As of this filing, Eagle Biologics has no product in late stage development.
The formulation and development of biologic and/or biosimilar drugs is a highly competitive business and competition includes some of the industry’s largest and well-funded pharmaceutical companies. Eagle Biologics will seek opportunities in this growing field to develop and market its “bio-better” products through collaborations with these companies.

Sales and Marketing

Historically, we have chosen to out-license the commercial rights for products we have developed, such as Argatroban and is sold by both Chiesi under an exclusive license from us, and by Sandoz as part of a settlement of a paragraph IV dispute between the parties and rights to our bendamustine rapid infusion product for treatment of patients with CLL and patients with NHL pursuant to the terms of the Cephalon License.

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

Patents and Patent Applications

We are the exclusive licensee under our license with Lyotropic to a family of patents and applications that relate to low volume formulations of dantrolene, and methods of treatment using dantrolene. There are eight issued U.S. patents, and several pending U.S. patent applications, along with foreign counterparts that include both issued patents and pending applications. The issued U.S. patents cover low volume formulations of dantrolene in reconstitutable and in ready to use liquid form. We expect that the issued patents will expire no later than July 1, 2025.

We are the sole owner of over 10 issued patents, several pending U.S. patent applications, and multiple patents and/or corresponding foreign filings for patent applications in a number of jurisdictions covering various formulations and methods of use of bendamustine. We are currently prosecuting these applications, which, if issued, would expire between 2031 and 2033.

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

Eagle also has a patent portfolio of issued and/or pending U.S. patent applications and corresponding foreign patent application in a range of countries that cover its biologics platform technologies. We are the sole owner of U.S. Patent Nos. 9,833,513, 9,913,905 and 9,925,263 expiring between 2034 and 2036.

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

Development and License Agreement with SciDose (Argatroban and bivalirudin)

In June 2007 we entered into a development and license agreement with SciDose, LLC ("SciDose") in which SciDose assigned us certain patents relating to Argatroban, bivalirudin, and two additional products under development or (the "SciDose Subject Products") and granted us an exclusive, sub-licensable, worldwide (excluding China for all products except ANDA products containing bivalirudin) license under SciDose's intellectual property rights to develop, make, use, sell and import parenteral formulations of the SciDose Subject Products (and including all other formulations for one of the additional products under development).

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

Development and License Agreement with Robert One, LLC (bendamustine)

In March 2008 we entered into a development and license agreement with Robert One, LLC ("Robert One") in which Robert One assigned to us certain patents relating to bendamustine and four additional 505(b)(2) products and/or ANDA products under development (the "Robert One (bendamustine) Subject Products") and granted us an exclusive, sub-licensable, license under Robert One's intellectual property rights to develop make, use, sell and import Robert One (bendamustine) Subject Products worldwide (excluding China) with respect to bendamustine and other 505(b)(2) product applications and in North America with respect to ANDA product applications.

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

Bendamustine License Agreement

On February 13, 2015, we submitted an NDA to the FDA for Bendeka which was approved by the FDA on December 8, 2015. Also, on February 13, 2015, we entered into the Cephalon License with Cephalon, for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. Subsequently, with the consent of the Company, Cephalon assigned to Teva Pharmaceuticals International GmbH (“TPIG”) all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which the Company and TPIG are now parties. Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a $15 million milestone payment in January 2016 in connection with the FDA approval of Bendeka in December 2015, received a $40 million milestone in the fourth quarter of 2016 in connection with the receipt of the J-Code for Bendeka and in Q1 of 2017, Bendeka reached $500 million in cumulative net sales, triggering an additional $25 million sales-based milestone payment. In addition, the royalty payments of 20% of net sales of the product that the Company was entitled to receive increased to 25% on receipt of the J-Code. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon. During the quarter-ended September 30, 2016, the Company entered into an amendment to that certain Exclusive License Agreement

(the "Cephalon License") with Cephalon and the related supply agreements for Bendeka. The amendment expands the geographical scope of the rights granted under the original agreement to include certain territories outside the US and Canada. In accordance with this amendment, the Company recorded $1.75 million in license and other revenue on the statements of operations for the year-ended December 31, 2016. The Company is also eligible to receive up to $750.0 thousand on each regulatory approval received in certain additional territories, not to exceed $2.25 million, as well as royalties on future sales.

Cephalon Settlement and License Agreement

On February 13, 2015, we entered into the Cephalon Settlement Agreement with Cephalon, in connection with the Cephalon License, pursuant to which the parties agreed to settle the pending patent infringement claims against each other regarding Cephalon's US Patent No. 8,791,270, under which we agreed to enter into a Consent Judgment regarding the ‘270 patent. As part of the Cephalon Settlement Agreement, Cephalon has agreed to waive its orphan drug exclusivities for the treatment of patients with CLL and patients with NHL.

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

Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than products that we are currently selling through partners or developing or that we may develop, which could render our products obsolete and noncompetitive. We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payors. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product portfolio in our target commercial markets.

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

Post-Approval Requirements

Once an NDA or BLA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion, including standards and regulations for direct to consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, marketing, sale and promotion of drug products and medical devices are subject to numerous regulations by various federal, state and local authorities in addition to the FDA including, but not limited to, the U.S. Federal Communications Commission, the U.S. Department of Justice, the U.S. Department of Health and Human Services (“HHS”) and its various enforcement divisions, such as the Centers for Medicare & Medicaid Services (“CMS”), the Office of Inspector General ("OIG"), the Office for Human Research Protections ("OHRP"), and the Office of Research Integrity ("ORI"), state Attorneys General, state Medicaid Fraud Control Units, or MFCUs, and other state and local government agencies. Healthcare laws and regulations that may govern our business include the following.

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

Also, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created several additional federal civil and criminal statutes that prohibit healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the ACA amended certain of these federal criminal statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA and its implementing regulations established uniform standards for certain "covered entities," which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, which are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which expanded certain of HIPAA's privacy and security standards. Among other things, HITECH makes HIPAA's security standards and certain privacy standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

Additionally, federal transparency laws, including the federal Physician Payments Sunshine Act created under Section 6002 of the ACA and its implementing regulations require that certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to CMS information related to "payments or other transfers of value" made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to the CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members.

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

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including significant administrative, criminal and civil monetary penalties, damages, fines, imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance.

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

By way of example, in March 2010, the ACA was passed, which significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry included, among others, the following:

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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the U.S. Presidential administration to repeal or replace certain aspects of the ACA. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, the U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the U.S. Presidential administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. Further, the current U.S. Presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the current U.S. Presidential administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the current U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any additional healthcare reform measures could further constrain our business and/or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product portfolio or additional pricing pressures.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Employees

As of December 31, 2018, we had a total of 96 employees and two full-time consultants. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.
Corporate Information

We were incorporated in Delaware in January 2007. Our principal executive offices are located at 50 Tice Boulevard, Suite 315, Woodcliff Lake, New Jersey 07677, and our telephone number is (201) 326-5300.
Available Information

Our corporate website address is www.eagleus.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only. We make our Annual Reports on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC. You can access our filings through the SEC’s internet site: www.sec.gov.

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
We have focused primarily on developing a broad product portfolio and currently have final regulatory approval for four products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. Although we had net income of $31.9 million for the year ended December 31, 2018, $51.9 million for the year ended December 31, 2017 and $81.4 million for the year ended December 31, 2016, we incurred significant net losses prior to 2015.
We have devoted most of our financial resources to product development and may not generate significant revenue from sales of our product candidates in the near-term, if ever. As of December 31, 2018, we commercialize the following products, Argatroban, Ryanodex, Belrapzo and Bendeka.

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
Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. In addition, the process for obtaining regulatory approval to market biologic products is expensive, often takes many years, and can vary substantially based on the type, complexity and novelty of the product candidate involved. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies, which may cause lengthy delays and increased costs to our programs. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. If we do not obtain regulatory approval of new products or additional indications for existing products, or are significantly delayed or limited in doing so, our revenue growth will be adversely affected, we may experience surplus inventory, or our business may be materially harmed and we may need to significantly curtail operations. For example, in March 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and requested additional information. We have elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA's Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market. Additionally, in July 2017 we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for EP-4104 for the treatment of EHS, in conjunction with external cooling methods. The FDA requested that the Company conduct an additional clinical trial for EP-4104. The Company conducted an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015. On August 30, 2018, the Company announced the completion of enrollment of the Company’s second clinical study to further evaluate the safety and efficacy of Ryanodex. During the 2018 Hajj, overall emergency room visits were dramatically decreased from previous years due to well-implemented crowd management, lower temperatures, lower humidity and other external factors. As a result, the number of EHS patients available for study enrollment was also significantly less than in previous years, and therefore much lower than anticipated. The preliminary assessment of patients enrolled is consistent with the data from the study conducted in 2015, in which patients dosed with Ryanodex plus Standard of Care (“SOC”) showed an additive benefit compared to patients receiving SOC only. The Company intends to complete the analysis of the data and meet with the U.S. Food and Drug Administration to discuss next steps in 2019.
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

If we are found to have improperly promoted off-label uses of our products or product candidates, if approved, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product's approved labeling. However, we may share truthful and not misleading information that is otherwise consistent with our products’ FDA approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if we are found to have promoted our products for any off-label uses, the federal government could levy civil, criminal and administrative penalties, and seek fines against us. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
Any relationships with health care professionals, principal investigators, consultants, customers (actual and potential) and third party payors, in addition to our general business operations, are and will continue to be subject, directly or indirectly, to federal and state health care fraud and abuse laws, marketing expenditure tracking and disclosure, or sunshine laws, government price reporting and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, including, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, integrity obligations, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.
Our business operations and activities may be directly, or indirectly, subject to various federal, state and local fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as current, proposed and future sales, marketing and education programs. In addition, we may be subject to patient data privacy and security regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business, as well as transparency requirements. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal health care program, such as the Medicare and Medicaid programs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to health care matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain health care providers, health plans and health care clearinghouses, known as covered entities, as well as their respective business associates, independent contractors or agents of covered entities that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•
the federal Physician Payments Sunshine Act, created under Section 6002 of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services' Centers for Medicare & Medicare Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

•
the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and

•
state law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving health care items or services reimbursed by any third party payors, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to health care providers; state laws that require drug manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to health care professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities), and drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

In addition, any sales of our products or product candidates once commercialized outside the United States will also likely subject us to foreign equivalents of the health care laws mentioned above, among other foreign laws.
Efforts to ensure that our business arrangements will comply with applicable health care laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, integrity obligations, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
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
Even if we obtain regulatory approval for our product candidates, our products and product candidates may not gain market acceptance among physicians, nurses, pharmacists, patients, the medical community or third party payors, which is critical to commercial success. Market acceptance of our products and any product candidate for which we receive approval depends on a number of factors, including:

•	the timing of market introduction of the product candidate as well as competitive products;

•	the clinical indications for which the product candidate is approved;

•	the convenience and ease of administration to patients of the product candidate;

•	the potential and perceived advantages of such product candidate over alternative treatments;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	the availability of coverage and adequate reimbursement by third party payors and government authorities;

•	relative convenience and ease of administration;

•	any negative publicity related to our or our competitors' products that include the same active ingredient;

•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product's FDA-approved labeling; and

•	the effectiveness of sales and marketing efforts.

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
We derive a substantial portion of our revenue from royalties derived from the sales of one product: Bendeka. This product is sold by our partner Teva Pharmaceuticals. During the year ended December 31, 2018, Bendeka accounted for approximately 75% of our total revenue. The sale of our products can be significantly influenced by the efforts of our partners, which are out of our control, as well as market conditions and regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions or entry into the market for competing products, or as a result of regulatory actions related to our products or competing products, which could have a material impact on our results of operations and financial condition.

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
By way of example, in March 2010, the ACA was passed, which significantly changed health care financing by both governmental and private insurers. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the U.S. Presidential administration to repeal or replace certain aspects of the ACA.. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, the U.S. President of the U.S. signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the U.S. Presidential administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revised the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. Further, the current U.S. Presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the U.S. Presidential administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the current U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

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
Even if we are able to obtain regulatory approvals for our product candidates, the success of those products is dependent upon market acceptance. Levels of market acceptance for our product candidates could be affected by several factors, including:

•	the availability of alternative products from our competitors;

•	the price of our products relative to those of our competitors;

•	the timing of our market entry;

•	the ability to market our products effectively at the retail level;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety efficacy and benefits of our drug products compared to those of competing products; and

•	the acceptance of our products by government and private formularies.

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
We are highly dependent on the principal members of our executive team, which include our Chief Executive Officer, Chief Financial Officer, Chief Medical Officer, and President and Chief Operating Officer. The loss of these executives' services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are "at will" employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of December 31, 2018, we had a total of 96 employees in the United States and two full-time consultants in India. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. For example, on November 16, 2016, we acquired Arsia Therapeutics, Inc. (now Eagle Biologics). We may not be able to effectively manage the expansion of our operations, such as the Arsia acquisition, which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell our products and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Our acquisition of Arsia Therapeutics may not provide us with the long-term value we expected.

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
Our initial public offering was completed in February 2014 at a public offering price of $15.00 per share. The trading price of our common stock has fluctuated significantly in the past and is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that NDA;

•	failure to successfully execute our commercialization strategy with respect to our approved products or any other approved product in the future;

•	adverse results or delays in clinical trials, if any;

•	significant lawsuits, including patent or stockholder litigation;

•	inability to obtain additional funding;

•	failure to successfully develop and commercialize our product candidates;

•	changes in the structure of healthcare payment systems;

•	changes in laws or regulations applicable to our product candidates;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	unanticipated serious safety concerns related to the use of our products or any of our product candidates;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	entry into new markets by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	the trading volume of our common stock;

•	changes in the collective short interest in our common stock; and

•	additional repurchases of our common stock, if any, pursuant to our recently announced share repurchase program.
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
As of December 31, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own the majority of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
As of February 22, 2019 we had 13,924,296 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

On December 22, 2017, the Tax Act was signed into law, significantly revising the Code.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation on deductibility of executive compensation under regulation 162(m), limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018 we conducted all of our commercial operations for Eagle Pharmaceuticals, Inc. at our 20,497 square foot leased office space located at 50 Tice Boulevard, Suite 315, Woodcliff Lake, NJ 07677. The term of the lease is for 60 months, expiring on June 30, 2020.

For Eagle Biologics, Inc. as of December 31, 2018, we conducted all of our non-outsourced operations at a leased space located at 47 Moulton St. Cambridge, MA 02138. The term of the lease is 60 months expiring on October 31, 2023.

We consider our current facilities suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

The disclosures under Note 14. Legal Proceedings in the Consolidated Financial Statements included in Part IV, Item 15 of this report are incorporated into this Part I, Item 3 by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been listed on the Nasdaq Global Market under the symbol “EGRX” since February 12, 2014. Prior to that date, there was no public trading market for our common stock.

Record Holders
As of February 22, 2019, we had 6 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price per share of our common stock on February 22, 2019 was $46.23.
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
The following graph shows a comparison from February 12, 2014 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2018 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on February 12, 2014 in the common stock of Eagle Pharmaceuticals, Inc, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company / Index	2/12/14	6/30/14	12/31/14	6/30/15	12/31/15	6/30/16	12/31/16	6/30/17	12/31/17	6/30/18	12/31/18
Eagle Pharmaceuticals, Inc	$100	$112	$138	$630	$691	$302	$618	$615	$416	$590	$314
NASDAQ Composite	$100	$105	$113	$119	$119	$115	$128	$146	$164	$179	$158
NASDAQ Biotechnology	$100	$99	$119	$144	$132	$101	$104	$121	$125	$129	$114

Recent Sales of Unregistered Securities
Pursuant to a Warrant to Purchase Common Stock, dated September 2018, the Company issued a warrant to FoxKiser LLP to purchase 7,467 shares of the Company's common stock at an exercise price of $66.96 per share in connection with certain services rendered to the Company. This warrant was issued in reliance on an exemption from registration under Section 4(2) of the Securities of 1933, as amended.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases of our equity securities during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)(2)(3)(4)(5)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
October 1, 2018 to October 31, 2018	7,458	$63.99	7,458	150,000
November 1, 2018 to November 30, 2018	702,988	$49.99	702,988	110,000
December 1, 2018 to December 31, 2018	297,146	$49.99	297,146	100,000
Total	1,007,592	$50.10	1,007,592

(1) All shares repurchased by the Company in this table were repurchased pursuant to the Share Repurchase Programs, described below and elsewhere in this Annual Report on Form 10-K.
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
(5) In connection with the 2018 Share Repurchase Program, on October 30, 2018, the Company entered into the ASR with JPMorgan to repurchase an aggregate of $50 million of the Company’s common stock. Under the terms of the ASR, the Company paid $50 million to JP Morgan on November 1, 2018, and received 702,988 shares, representing approximately 80% of the notional amount of the ASR, based on the closing price of $56.90 on October 29, 2018. Upon settlement of the ASR, the final number of shares repurchased were trued up based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR. The Company received 297,146 shares on December 6, 2018, the termination date.

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
The statement of operations data for the years ended December 31, 2018, 2017, 2016, 2015, three months ended December 31, 2014, and the year ended September 30, 2014, respectively, and the balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014, and September 31, 2014 are derived from our audited consolidated financial statements. All previously reported share and per share amounts of our common stock, including shares of common stock underlying stock options and warrants, throughout this Annual Report have been retroactively adjusted to reflect our 1-for-6.41 reverse stock split of our shares of common stock effective on February 18, 2014. Our audited consolidated financial statements have been prepared in U.S. dollars in accordance with U.S. GAAP.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Year Ended December 31,				Three Months Ended December 31,	Year Ended September 30,
Statement of Operations Data:	2018	2017	2016	2015	2014	2014
	(in thousands except share and per share amounts)
Total revenue	$213,312	$236,707	$189,482	$66,227	$5,600	$19,099
Cost of product sales	42,374	33,714	35,785	7,762	1,782	5,042
Cost of royalty revenue	19,542	23,472	19,521	7,885	2,707	6,672
Research and development	44,419	32,607	28,289	27,855	3,986	16,816
Selling, general and administrative	60,509	71,416	53,329	20,165	3,690	9,326
Income (loss) from Operations	36,616	73,990	53,351	2,560	(6,565)	(18,757)
(Provision for) benefit from income taxes	(2,135)	(21,002)	28,026	(3)	1,059	1,295
Net income (loss) attributable to common stockholders	31,903	51,943	81,453	2,571	(5,506)	(19,643)
Income (loss) per share attributable to common stockholders- basic	$2.16	$3.44	$5.24	$0.17	$(0.39)	$(1.97)
Income (loss) per share attributable to common stockholders- diluted	$2.09	$3.27	$4.96	$0.16	$(0.39)	$(1.97)
Weighted average common shares outstanding- basic	14,768,625	15,102,890	15,533,681	15,250,154	14,032,828	9,955,937
Weighted average common shares outstanding- diluted	15,278,651	15,908,211	16,434,104	16,253,781	14,032,828	9,955,937

	December 31,					September 30,
Balance Sheet Data:	2018	2017	2016	2015	2014	2014
	(in thousands)
Cash and cash equivalents	$78,791	$114,657	$52,820	$79,083	$34,869	$22,722
Short-term investments	—	—	—	—	—	19,999
Accounts receivable	66,486	53,821	42,194	26,267	11,956	7,296
Total assets	238,603	270,060	214,320	124,605	50,094	53,411
Total current liabilities	39,686	47,302	40,965	34,262	22,186	20,315
Retained earnings (Accumulated deficit)	58,187	26,284	(25,659)	(107,112)	(109,683)	(104,177)
Total stockholders' equity	$160,762	$179,144	$151,226	$90,343	$27,908	$33,096

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
Overview
Our business model is to develop proprietary innovations to FDA-approved, injectable drugs that offer commercial and/or functional advantages to currently available alternatives. We have historically been, and will continue to primarily be, focused on developing and commercializing injectable drugs, primarily in the critical care and oncology areas, using the United States Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. With our addition of Eagle Biologics, we hope to apply our market strategy to offer “biobetter” formulations, and to develop novel biologic products under the pathway provided by the Biologics Price Competition and Innovation Act. In addition, we plan to continue to market and/or commercialize our products through marketing partners and/or through our growing internal direct sales force.
Our product portfolio now includes four approved products: Argatroban, Ryanodex® (dantrolene sodium) (“Ryanodex”), rapidly infused bendamustine RTD 50ml solution (“Bendeka”) and Eagle's bendamustine RTD 500ml solution (“Big Bag” or "Belrapzo"). We have three commercial partners: Chiesi USA, Inc. (“Chiesi”) and Sandoz Inc. (“Sandoz”), who, pursuant to separate agreements, market Argatroban and Teva Pharmaceutical Industries Ltd. ("Teva"), which, through its subsidiary Cephalon, Inc. (“Cephalon”), markets Bendeka®. Bendeka was commercially launched by Teva in January 2016. We launched Big Bag in May 2018 with our commercial team immediately after receiving FDA approval.

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

On March 24, 2016 the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka. In April 2016, the Company filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Note 12. Legal Proceedings). On July 2, 2014, the FDA granted the Company orphan drug designations for Bendeka for the treatment of CLL and indolent B-cell NHL.  The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. On June 8, 2018, the U.S. District Court for the District of Columbia (the “Court”) issued a decision requiring the FDA to grant seven years of orphan drug exclusivity (ODE) in the U.S., for Bendeka, and on July 8, 2018 the FDA granted such ODE through December 2022.  In addition, on July 8, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that FDA was seeking an inappropriate advisory opinion.  On February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of exclusivity for Bendeka. Pursuant to the decision, no bendamustine product (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka. The Company expects to vigorously pursue the scope of its exclusivity grant.

In June 2018, as part of an ongoing organizational review, the Company began a restructuring initiative to rationalize its product portfolio and focus its physical sites. These measures include the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection and plans to rationalize research and development operations. The Company ceased selling Non-Alcohol Docetaxel Injection by September 30, 2018.

On July 26, 2017, we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke (“EHS”), in conjunction with external cooling methods. Based on our meeting with the FDA, the Company conducted an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015. On August 30, 2018, we announced the completion of enrollment of our second clinical study to further evaluate the safety and efficacy of Ryanodex. During the 2018 Hajj, overall emergency room visits were dramatically decreased from previous years due to well-implemented crowd management, lower temperatures, lower humidity and other external factors. As a result, the number of EHS patients available for study enrollment was also significantly less than in previous years, and therefore much lower than anticipated. The preliminary assessment of patients enrolled is consistent with the data from the study conducted in 2015, in which patients dosed with RYANODEX plus Standard of Care (“SOC”) showed an additive benefit compared to patients receiving SOC only. We intend to complete the analysis of the data and meet with the U.S. Food and Drug Administration to discuss next steps in 2019.

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

On October 30, 2018, the Company announced that its Board of Directors has approved a new share repurchase program providing for the repurchase of up to $150 million of the Company's outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (the “2018 Share Repurchase Program”). In connection with its approval of the 2018 Share Repurchase Program, the Board terminated the Company’s 2016 Share Repurchase Program and 2017 Share Repurchase Program in October 2018. During the fourth quarter of 2018, we repurchased 1,000,134 shares of outstanding common stock for $50 million pursuant to the ASR.

On November 27, 2018, the Company announced positive results of a pre-clinical study conducted to evaluate the effects of Ryanodex in Acute Radiation Syndrome.

Financial Operations Overview
Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
Product Sales. Through the year ended December 31, 2018, we have recognized revenues from product sales of Bendeka, Argatroban, Ryanodex, Big Bag, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol. Sales of Bendeka are sold to our commercial partner Teva. Argatroban is sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex, Big Bag, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol have been sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner. Diclofenac-misoprostol was divested in March 2016; however, we continued to market diclofenac-misoprostol through the first quarter of 2018 until such time that the purchaser was able to launch the product. As part of a restructuring initiative, we ceased selling Non-Alcohol Docetaxel Injection by September 30, 2018.

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
The primary factors that may determine our revenues derived from Ryanodex, Big Bag and our future products are:

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
Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid expenses or accrued expenses as deemed appropriate.
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

Results of Operations
Comparison of Years Ended December 31, 2018 and December 31, 2017

Revenues

	Year Ended December 31,		Increase / (Decrease)
	2018	2017
	(in thousands)
Product sales	$70,385	$45,327	$25,058
Royalty revenue	142,927	153,880	(10,953)
License and other revenue	—	37,500	(37,500)
Total revenue	$213,312	$236,707	$(23,395)

Product sales increased $25.1 million in the year ended December 31, 2018, primarily driven by the FDA approval and launch of Big Bag in May 2018 which generated $22.9 million of 2018 revenues accompanied by increases in product sales of Bendeka of $8.3 million and an increase for Ryanodex of $2.7 million. The increases were partially offset by decreases in product sales of Argatroban of $3.7 million, and in Non-Alcohol Docetaxel Injection of $3.8 million due to its discontinuation in September 2018.
Royalty revenue decreased $11.0 million in the year ended December 31, 2018, as a result of lower royalties on Bendeka.
License and other revenue for the year ended December 31, 2017, comprised of a $25.0 million milestone under the Cephalon agreement related to Teva reaching $500 million in cumulative net sales of Bendeka and a $12.5 million upfront cash payment earned under the SymBio License Agreement.

Cost of Revenue

	Year Ended December 31,		Increase / (Decrease)
	2018	2017
	(in thousands)
Cost of product sales	$42,374	$33,714	$8,660
Cost of royalty revenue	19,542	23,472	(3,930)
Total cost of revenue	$61,916	$57,186	$4,730

Cost of product sales increased $8.7 million in the year ended December 31, 2018, primarily as a result of increased product sales of Big Bag and Bendeka, offset by decreased product sales of Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol.

Cost of royalty revenue decreased $3.9 million in the year ended December 31, 2018 due to the non-recurrence of both the $25.0 million milestone realized under the Cephalon agreement, related to Teva reaching $500 million in cumulative net sales of Bendeka, and the $12.5 million upfront cash payment earned under the SymBio License Agreement during the year ended December 31, 2017.

Research and Development

	Year Ended December 31,		Increase
	2018	2017
	(in thousands)
Research and development	$44,419	$32,607	$11,812

The increase primarily resulted from an increase in project spending for EGL-5385-C-1701 relating to the clinical study, which completed randomization of 600 subjects in the first quarter of 2018.

Selling, General and Administrative

	Year Ended December 31,
	2018	2017	Decrease
	(in thousands)
Selling, general and administrative	$60,509	$71,416	$(10,907)

This decrease is principally related to a $14.5 million decrease in sales and marketing spend prior to an expected launch of Ryanodex for exertional heat stroke that did not occur and the non-recurrence of fees related to a co-promotion agreement during 2017 and $0.8 million decrease in professional fees. These decreases were partially offset by a $2.8 million increase in salary and personnel-related expenses, including stock-based compensation expense, as we build out areas to support the needs of the business.

Restructuring Charge

As part of its ongoing organizational review, the Company engaged in a restructuring initiative to rationalize its product portfolio and focus its physical sites. These measures included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection in June 2018 and plans to rationalize research and development operations. Charges consist of inventory and related reserves, certain asset impairment charges related to property, plant and equipment, and personnel related costs. The restructuring costs were $7,911 for the year ended December 31, 2018.

Asset Impairment Charge
On June 30, 2018, we implemented a restructuring initiative resulting in the removal of Non-Alcohol Docetaxel Injection from our product portfolio. Sales for the product ceased entirely at the end of third quarter 2018. We have determined the carrying amount of the asset to no longer be recoverable, resulting in a pre-tax, non-cash asset impairment charge of $2.7 million during the year ended December 31, 2018.
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

Contingent consideration gain of $0.8 million was recorded during the year ended December 31, 2018. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured as a result of the discontinuation of the product and partially offset by accretion for the time value of money.

Other Income and Expense

	Year Ended December 31,		Increase
	2018	2017
	(in thousands)
Interest income	$158	$91	$67
Interest expense	(2,736)	(1,136)	(1,600)
Total other income, net	$(2,578)	$(1,045)	$(1,533)

Interest expense increased for the year ended December 31, 2018 related to the amortization of debt issuance costs and interest incurred on long-term debt.

Provision for income taxes

	Year Ended December 31,
	2018	2017
	(in thousands)
Provision for income taxes	$(2,135)	$(21,002)
Effective tax rate	6%	29%

The provision for income taxes were based on the applicable federal and state tax rates for those periods. The effective tax rate for the year ended December 31, 2018 and 2017 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity (see Note to Consolidated Financial Statements - Note 8. Income Taxes).

As a result of the Tax Act, the federal statutory tax rate was reduced to 21% from 35% beginning in 2018. In addition, the Company's income tax provision for the year ended December 31, 2017 included a charge for the revaluation of net deferred tax assets due to the Tax Act.

Net Income

Net income for the year ended December 31, 2018 was $31.9 million as compared to a net income of $51.9 million for the year ended December 31, 2017, as a result of the factors discussed above.

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

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs, operating expenses as well as strategic business and product acquisitions and repurchases of our common stock. Cash and cash equivalents were $78.8 million, and $114.7 million as of December 31, 2018 and December 31, 2017, respectively.
For the year ended December 31, 2018, we realized net income of $31.9 million. As of December 31, 2018, we had a working capital surplus of $124.2 million. For the year ended December 31, 2017, we realized net income of $51.9 million.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for at least the next twelve months.
We expect to use future loans, if any, under the Credit Facility, for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the year ended December 31, 2018 was $52.4 million. Net income for the same period was $31.9 million offset by non-cash adjustments of approximately $28.4 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, amortization of debt issuance costs, change in fair value of contingent consideration, asset impairment charge and fair value adjustment related to restructuring. Net changes in working capital decreased cash provided from operating activities by $7.9 million, due to an increase in accounts receivable of $12.7 million, an increase in inventory of $5.6 million, an increase in accrued expenses and other current liabilities of $8.1 million, an increase in other assets of $0.6 million partially offset by a decrease in prepaid expenses and other current assets of $4.8 million, and a decrease in accounts payable of $2.1 million. The total amount of accounts receivable at December 31, 2018 was approximately $66.5 million, which included approximately $25.3 million from product sales, $35.7 million from royalty income, and $5.5 million related to cost reimbursements. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.
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
Investing Activities:
During the years ended December 31, 2018, 2017 and 2016, we invested $0.1 million, $4.4 million, and $1.6 million, respectively, for the purchase of property and equipment.
During the year ended December 31, 2017, we invested $0.8 million related to the purchase of the Ryanodex intangible.
During the year ended December 31, 2016, we purchased Non-Alcohol Docetaxel Injection for $4.9 million, the Ryanodex intangible for $14.3 million and Eagle Biologics for $26.9 million of net cash acquired. We divested diclofenac-misoprostol for proceeds of $1.8 million. We invested $62.0 million in U.S. Treasury securities and redeemed $62.0 million of short-term investments.
Financing Activities:
Net cash used in financing activities for the year ended December 31, 2018 was $88.1 million, primarily resulting from a $15 million payment of contingent consideration in connection with the Arsia Amendment, $73.1 million in cash settlements on repurchases of common stock, $3.7 million payment of debt financing costs and a $4.9 million payment of employee withholding tax for net option exercises. This was offset by the issuance of common stock for stock option exercises of $8.6 million.
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
Net cash used in financing activities for the year ended December 31, 2016 was $33.7 million primarily resulting from $37.0 million in cash settlements on repurchases of common stock and a $0.3 million payment of contingent consideration partially offset by the issuance of common stock for stock option exercises of $3.6 million.

Contractual Obligations
Our future material contractual obligations include the following (in thousands):

Obligation	Total	2019	2020	2021	2022	2023	Beyond
Operating leases (1)	$3,661	$1,146	$864	$583	$583	$485	$—
Credit facility	45,000	6,250	38,750	—	—	—	—
Purchase obligations (2)	29,333	29,333	—	—	—	—	—
Total obligations	$77,994	$36,729	$39,614	$583	$583	$485	$—

(1) The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and October 31, 2023. Rental expense was $571, $664, and $634, for the year ended December 31, 2018, 2017, and 2016, respectively. The remaining future lease payments under the operating leases, exclusive of any renewal option periods, are $3,661 as of December 31, 2018, payable monthly through June 30, 2020 and October 31, 2023.
(2) As of December 31, 2018, the Company has purchase obligations in the amount of $29,333 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. This guidance is effective for the Company as of January 1, 2019 and the Company will adopt this guidance using the modified retrospective approach and will recognize a cumulative-effect adjustment to the opening balance of Retained earnings in that period. This guidance includes a number of optional practical expedients that the Company may elect to apply, including an expedient that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The Company is finalizing the impact that this new guidance will have on its consolidated financial statements, including its disclosures. The primary impact upon adoption will be the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. This will not result in a significant increase in assets and liabilities on the Company’s consolidated balance sheets. In preparation for the adoption of this guidance, the Company is finalizing the process of identifying and validating the Company’s lease information and evaluating the impact that this new guidance will have on its processes and controls.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for Big Bag, Non-Alcohol Docetaxel Injection, and Ryanodex are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2018.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash and cash equivalents of $78.8 million held primarily in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, however, due to the short-term duration of our money market mutual funds and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio.

Our exposure to interest rate risk also relates to our variable-rate indebtedness associated with our Amended Credit Agreement. As of December 31, 2018 and 2017, the aggregate principal amount of such variable-rate indebtedness was $44.4 million and $47.8 million, respectively. Borrowings under the Amended Credit Agreement may from time to time bear interest at variable rates, which rates are further described in Note 6. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report. As of December 31, 2018 and 2017, a hypothetical 1% increase in the applicable rate would not have a material effect on the incremental annual interest expense related to our variable-rate debt borrowings.

Item 8. Financial Statements and Supplementary Data
Our Financial Statements and Supplementary Data and Report of Independent Registered Public Accounting Firm appear beginning on page F-1 attached to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

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

As of December 31, 2018, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2018. Management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented therein.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Eagle's management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018 based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
BDO USA, LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2018. This attestation report appears below.

/s/ Scott Tarriff
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Eagle Pharmaceuticals, Inc.
Woodbridge, NJ
Opinion on Internal Control over Financial Reporting
We have audited Eagle Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Eagle Pharmaceuticals, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

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

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
4.1		Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
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

10.10	*
Development and License Agreement, by and between the Registrant and SciDose, LLC, dated September 24, 2007, as amended March 18, 2008, May 22, 2009 and July 16, 2013 (incorporated by reference to Exhibit 10.11(a) to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.11	*
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

10.28	†
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

10.30	†
Separation Agreement by and between the Registrant and David Riggs dated January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed January 30, 2018)

10.31	†
Form of Restricted Stock Unit Grant Package (2014 Equity Incentive Plan) (incoporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-36306, filed February 26, 2018)

10.32	†
Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan) (incoporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-36306, filed February 26, 2018)

10.33	†
Separation Agreement by and between the Registrant and Steven L. Krill, dated February 19, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed May 10, 2018)

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
(1) Filed herewith.

Item 16. Form 10-K Summary

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

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

Signature	Title	Date

/S/ SCOTT TARRIFF Scott Tarriff	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/S/ PETE A. MEYERS Pete A. Meyers	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2019

/S/ MICHAEL GRAVES Michael Graves	Chairman of the Board of Directors	February 28, 2019

/S/ STEVEN RATOFF Steven Ratoff	Member of the Board of Directors	February 28, 2019

/S/ SANDER FLAUM Sander Flaum	Member of the Board of Directors	February 28, 2019

/S/ DOUGLAS L. BRAUNSTEIN Douglas L. Braunstein	Member of the Board of Directors	February 28, 2019

/S/ ROBERT L. GLENNING Robert L. Glenning	Member of the Board of Directors	February 28, 2019

/S/ RICHARD A. EDLIN Richard A. Edlin	Member of the Board of Directors	February 28, 2019

INDEX TO FINANCIAL STATEMENTS OF
EAGLE PHARMACEUTICALS, INC.

APPENDIX A

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, NJ
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Pharmaceuticals Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Change in Accounting Principles

On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).  The effects of the adoption are described in Note 2 to the consolidated financial statements.
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

/s/ BDO USA, LLP
We have served as the Company's auditor since 2007.
Woodbridge, NJ

February 28, 2019

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$78,791	$114,657
Accounts receivable, net	66,486	53,821
Inventories	8,304	5,118
Prepaid expenses and other current assets	10,263	15,101
Total current assets	163,844	188,697
Property and equipment, net	2,397	6,820
Intangible assets, net	18,103	23,322
Goodwill	39,743	39,743
Deferred tax asset, net	13,822	11,354
Other assets	694	124
Total assets	$238,603	$270,060
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,917	$11,981
Accrued expenses	23,519	15,391
Current portion of contingent consideration	—	15,055
Current portion of long-term debt	6,250	4,875
Total current liabilities	39,686	47,302
Contingent consideration, less current portion	—	709
Long-term debt, less current portion	38,155	42,905
Commitments and contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,504,283 and 16,089,439 shares issued as of December 31, 2018 and 2017, respectively	17	16
Additional paid in capital	256,458	233,639
Retained earnings	58,187	26,284
Treasury stock, at cost, 2,590,258 and 1,241,695 shares as of December 31, 2018 and 2017, respectively	(153,900)	(80,795)
Total stockholders' equity	160,762	179,144
Total liabilities and stockholders' equity	$238,603	$270,060

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016

Revenue:
Product sales	$70,385	$45,327	$40,646
Royalty revenue	142,927	153,880	99,040
License and other revenue	—	37,500	49,796
Total revenue	213,312	236,707	189,482
Operating expenses:
Cost of product sales	42,374	33,714	35,785
Cost of royalty revenue	19,542	23,472	19,521
Research and development	44,419	32,607	28,289
Selling, general and administrative	60,509	71,416	53,329
Restructuring charge	7,911	—	—
Gain on sale of asset	—	—	(1,750)
Asset impairment charge	2,704	7,235	—
Change in fair value of contingent consideration	(763)	(7,377)	957
Legal settlement	—	1,650	—
Total operating expenses	176,696	162,717	136,131
Income from operations	36,616	73,990	53,351
Interest income	158	91	84
Interest expense	(2,736)	(1,136)	(8)
Total other (expense) income, net	(2,578)	(1,045)	76
Income before income tax (provision) benefit	34,038	72,945	53,427
Income tax (provision) benefit	(2,135)	(21,002)	28,026
Net income	$31,903	$51,943	$81,453
Earnings per share attributable to common stockholders:
Basic	$2.16	$3.44	$5.24
Diluted	$2.09	$3.27	$4.96
Weighted average number of common shares outstanding:
Basic	14,768,625	15,102,890	15,533,681
Diluted	15,278,651	15,908,211	16,434,104

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2015	15,637	$15	$197,440	$—	$(107,112)	$90,343
Stock-based compensation expense	—	—	9,768	—	—	9,768
Issuance of common stock upon exercise of stock option grants	214	1	3,618	—	—	3,619
Common stock repurchases	—	—	—	(37,003)	—	(37,003)
Net income	—	—	—	—	81,453	81,453
Common stock issued for the Eagle Biologics acquisition	40	—	3,046	—	—	3,046
Balance at December 31, 2016	15,891	16	213,872	(37,003)	(25,659)	151,226
Stock-based compensation expense	—	—	15,429	—	—	15,429
Issuance of common stock upon exercise of stock option grants	198	—	4,338	—	—	4,338
Common stock repurchases	—	—	—	(43,792)	—	(43,792)
Net income	—	—	—	—	51,943	51,943
Balance at December 31, 2017	16,089	16	233,639	(80,795)	26,284	179,144
Stock-based compensation expense	—	—	19,082	—	—	19,082
Issuance of common stock upon exercise of stock option grants	415	1	8,614	—	—	8,615
Payments for employee net option exercises	—	—	(4,877)	—	—	(4,877)
Common stock repurchases	—	—	—	(73,105)	—	(73,105)
Net income	—	—	—	—	31,903	31,903
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$58,187	$160,762

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$31,903	$51,943	$81,453
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,468)	17,289	(30,116)
Depreciation expense	1,155	932	641
Amortization expense	2,515	2,815	948
Stock-based compensation	19,082	15,429	9,768
Change in fair value of contingent consideration	(763)	(7,377)	957
Amortization of debt issuance costs	376	222	—
Gain on sale of asset	—	—	(1,750)
Asset impairment charge	2,704	7,235	—
Non-cash restructuring charge	5,769	—	—
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(12,665)	(11,627)	(15,919)
Inventories	(5,556)	(2,379)	12,303
Prepaid expenses and other current assets	4,838	1,993	(9,430)
Other assets	(570)	—	—
Accounts payable	(2,064)	(8,460)	10,668
Deferred revenue	—	—	(6,000)
Accrued expenses and other liabilities	8,128	(9,096)	(316)
Net cash provided by operating activities	52,384	58,919	53,207
Cash flows from investing activities:
Purchase of property and equipment	(133)	(4,436)	(1,590)
Purchase of short term investments	—	—	(62,000)
Maturities of short term investments	—	—	62,000
Payment for Docetaxel acquisition	—	—	(4,850)
Payment for Ryanodex intangible asset	—	(750)	(14,250)
Purchase of Eagle Biologics, net of cash acquired	—	—	(26,860)
Proceeds from sale of diclofenac-misoprostol	—	—	1,750
Net cash used in investing activities	(133)	(5,186)	(45,800)
Cash flows from financing activities:
Repurchases of common stock	(73,105)	(43,792)	(37,003)
Payment of contingent consideration	(15,000)	—	(286)
Proceeds from long-term debt	—	50,000	—
Payment of debt principal	(3,750)	(1,250)	—
Payment of debt financing costs	—	(1,192)	—
Payments for employee net option exercises	(4,877)	—	—
Proceeds from common stock option exercises	8,615	4,338	3,619
Net cash (used in) provided by financing activities	(88,117)	8,104	(33,670)
Net (decrease) increase in cash and cash equivalents	(35,866)	61,837	(26,263)
Cash and cash equivalents at beginning of period	114,657	52,820	79,083

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents at end of period	$78,791	$114,657	$52,820

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,281	$10,542	$2,800
Interest	2,084	651	8
Non-cash investing activities
Value of common stock issued for the Eagle Biologics acquisition	—	—	3,046
Non-cash financing activities
Contingent consideration - business acquisitions	—	—	22,470

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Organization and Business
Eagle Pharmaceuticals, Inc. (the "Company") is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) New Drug Application ("NDA") regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has two products currently being sold in the United States under various license agreements in place with commercial partners; a ready-to-use formulation of Argatroban and rapidly infused bendamustine RTD 50ml solution (“Bendeka”). In addition, the Company directly sells two products in the United States; Eagle's bendamustine RTD 500ml solution (“Big Bag” or "Belrapzo") and Ryanodex®(dantrolene sodium) ("Ryanodex"). The Company has a number of products currently under development and certain products may be subject to license agreements. We view our operation and manage our business as one reporting segment since the majority of our revenues are from royalties.
On February 13, 2015, the Company submitted a NDA to the FDA for Bendeka, which was approved by the FDA on December 7, 2015. Also, on February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), for U.S. and Canadian rights to Bendeka for treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with non-Hodgkin’s lymphoma (“NHL”). Subsequently, with the consent of the Company, Cephalon assigned to Teva Pharmaceuticals International GmbH (“TPIG”) all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which the Company and TPIG are now parties. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon. During the quarter-ended September 30, 2016, the Company entered into an amendment to the Cephalon License and supply agreements for Bendeka. The amendment expands the geographical scope of the rights granted under the original agreement to include territories outside the U.S. and Canada.
Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million in February 2015, earned a $15 million milestone payment related to the FDA approval of Bendeka in December 2015, earned $40 million in November 2016 related to the receipt of a unique, product-specific billing code, J-code (J9034), for Bendeka and earned $25 million in March 2017 for an additional sales-based milestone payment. In addition, the Company was entitled to receive royalty payments of 20% of net sales of the product, which increased to 25% on receipt of the J-code.

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
On October 30, 2018, the Company announced that its Board of Directors has approved a new share repurchase program providing for the repurchase of up to $150 million of the Company's outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (the “2018 Share Repurchase Program”). In connection with its approval of the 2018 Share Repurchase Program, the Board terminated the Company’s 2016 Share Repurchase Program and 2017 Share Repurchase Program in October 2018. During the fourth quarter of 2018, the Company repurchased 1,000,134 shares of outstanding common stock for $50 million pursuant to the ASR.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The Company repurchased 1,348,563 shares of common stock for $73.1 million during the year ended December 31, 2018 and an aggregate of 2,590,258 shares of common stock for $153.9 million through December 31, 2018.

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

On February 8, 2018, we entered into an amendment (the “Arsia Amendment”) to the stock purchase agreement dated November 10, 2016 (the “Arsia SPA”), pursuant to which we acquired from Arsia Therapeutics, LLC (the “Seller”) all of the outstanding capital stock of Arsia Therapeutics, Inc. (now Eagle Biologics). Pursuant to the Arsia Amendment, our obligations to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million to the Seller.

In March 2018, the Company announced that the United States Patent and Trademark Office (“USPTO”) issued a new patent to the Company's Eagle Biologics division. Patent number 9,925,263 will expire in March 2036 and is the third patent issued in the Eagle Biologics family of patents.

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke ("EHS"), in conjunction with external cooling methods. Based on our meeting with the FDA, the Company conducted an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015. On August 30, 2018, the Company announced the completion of enrollment of the Company’s second clinical study to further evaluate the safety and efficacy of Ryanodex. During the 2018 Hajj, overall emergency room visits were dramatically decreased from previous years due to well-implemented crowd management, lower temperatures, lower humidity and other external factors. As a result, the number of EHS patients available for study enrollment was also significantly less than in previous years, and therefore much lower than anticipated. The preliminary assessment of patients enrolled is consistent with the data from the study conducted in 2015, in which patients dosed with RYANODEX plus Standard of Care (“SOC”) showed an additive benefit compared to patients receiving SOC only. The Company intends to complete the analysis of the data and meet with the U.S. Food and Drug Administration to discuss next steps in 2019.

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

On March 24, 2016 the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka. In April 2016, the Company filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Note 12. Legal Proceedings). On July 2, 2014, the FDA granted the Company orphan drug designations for Bendeka for the treatment of CLL and indolent B-cell NHL. The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. On June 8, 2018, the U.S. District Court for the District of Columbia (the “Court”) issued a decision requiring the FDA to grant seven years of orphan drug exclusivity (“ODE”) in the U.S., for Bendeka, and on July 8, 2018 the FDA granted such ODE through December 2022.  In addition, on July 8, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that FDA was seeking an inappropriate advisory opinion.  On February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of exclusivity for Bendeka. Pursuant to the decision, no bendamustine product (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka. The Company expects to vigorously pursue the scope of its exclusivity grant.

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

2. Summary of Significant Accounting Policies
Use of Estimates
These financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements including disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes. The Company's critical accounting policies are those that are both most important to the Company's financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation. None of the reclassifications were significant.
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
Teva markets Bendeka through a license agreement with the Company. Pursuant to that license agreement, Teva pays the Company a royalty based on net sales of the product and also purchases the product from the Company. A disruption in this

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

arrangement, caused by among other things, a supply disruption, loss of exclusivity or the launch of a superior product would have a material adverse effect of the Company’s financial position, results of operations and cash flows.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2018	2017	2016
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	75%	79%	79%
Other	25%	21%	21%
	100%	100%	100%

	December 31,
	2018	2017
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	61%	74%
Other	39%	26%
	100%	100%
Currently, for Argatroban, the Company uses one vendor as its sole source supplier, because of the unique equipment and process for manufacturing and transferring manufacturing activities to an alternate supplier is a time consuming and costly endeavor.
Inventories
Inventories are recorded at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. The Company periodically reviews the composition of its inventories in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventories, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized.
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
Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the consolidated financial statements as prepaid expenses or accrued expenses as deemed appropriate. Recoveries of previously recognized research and development expenses from third parties are recorded as a reduction to research and development expense in the period it becomes realizable.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $3,312, $17,770, and $14,784 for the year ended December 31, 2018, 2017, and 2016, respectively.

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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for Big Bag, Non-Alcohol Docetaxel Injection, Ryanodex are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Royalty Revenue — The Company recognizes revenue from license arrangements with its commercial partners' net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. The Company's commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 25 days for Bendeka and 15 days for Argatroban from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently determines a true-up when it receives royalty reports from its commercial partners. Historically, these true-up adjustments have been immaterial.
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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a milestone payment of $15 million for regulatory approval, received a $40 million milestone upon receipt of the J-Code and received $25 million in an additional sales based milestone payment for reaching $500 million in net product sales of Bendeka. In 2015, $30 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in the first quarter of 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing an NDA, on February 13, 2015, and the remaining obligations were estimated to require minimal effort. On December 7, 2015, the FDA approved Bendeka (50 mL bendamustine hydrochloride) marking the achievement of a milestone which entitled the Company to a $15 million payment which was received in January 2016. The Company received a $40 million milestone payment in November 2016 upon receipt of the unique J-Code. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales. In March 2017, the Company received a $25 million sales-based milestone payment for reaching $500 million in net product sales. As discussed above, under the SymBio License Agreement, the Company earned an upfront non-refundable cash payment of $12.5 million during the year ended December 31, 2017.
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2018.
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
The anti-dilutive common shares equivalents outstanding at December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Options	1,824,728	1,592,548	869,957

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The following table sets forth the computation for basic and diluted net income per share for December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Numerator
Numerator for basic and diluted earnings per share-net income	$31,903	51,943	$81,453
Denominator
Basic weighted average common shares outstanding	14,768,625	15,102,890	15,533,681
Dilutive effect of stock options	510,026	805,321	900,423
Diluted weighted average common shares outstanding	15,278,651	15,908,211	16,434,104
Basic net income per share
Basic net income per share	$2.16	$3.44	$5.24
Diluted net income per share
Diluted net income per share	$2.09	$3.27	$4.96

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. This guidance is effective for the Company as of January 1, 2019 and the Company will adopt this guidance using the modified retrospective approach and will recognize a cumulative-effect adjustment to the opening balance of Retained earnings in that period. This guidance includes a number of optional practical expedients that the Company may elect to apply, including an expedient that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The Company is finalizing the impact that this new guidance will have on its consolidated financial statements, including its disclosures. The primary impact upon adoption will be the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets, in a range between $3 million to $4 million. In preparation for the adoption of this guidance, the Company is finalizing the process of identifying and validating the Company’s lease information and evaluating the impact that this new guidance will have on its processes and controls.
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
3. Inventories
Inventories consist of the following:

	December 31,
	2018	2017
Raw materials	$6,303	$2,489
Work in process	1,776	931
Finished products	225	1,698
	$8,304	$5,118

4. Property and Equipment
Property and equipment consists of the following:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

	December 31,		Estimated Useful Life (years)
	2018	2017
Furniture and equipment	$1,117	$1,187	7
Office equipment	546	513	3
Equipment	2,952	2,962	7
Leasehold improvements	1,129	4,596	2
	5,744	9,258
Less accumulated depreciation	(3,347)	(2,438)
Property and equipment, net	$2,397	$6,820

Depreciation expense amounted to $1,155, $932, and $641, for the year ended December 31, 2018, 2017, and 2016, respectively. During the year ended December 31, 2018, as part of the restructuring initiative, the Company recorded an asset impairment charge related to property and equipment, primarily related to leasehold improvements.

5. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	December 31,
	2018	2017

Advances to commercial manufacturers	$2,700	$2,389
Prepaid FDA user fee	1,540	1,369
Prepaid insurance	150	116
Prepaid research and development	—	1,069
Prepaid income taxes	5,739	9,597
All other	134	561
Total Prepaid expenses and other current assets	$10,263	$15,101
Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2018	2017
Accrued expenses
Royalties payable to commercial partners	$7,139	$4,310
Accrued research & development	1,245	936
Accrued professional fees	2,408	1,254
Accrued salary and other compensation	5,049	4,811
Accrued product costs	5,869	2,657
All other	1,809	1,423
Total Accrued expenses	$23,519	$15,391

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

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a three-year $50 million revolving credit facility and a three-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”). The Company recorded $0.3 million of debt extinguishment costs related to the amendment included in selling, general and administrative expenses during the year ended December 31, 2017. As of December 31, 2018, the Company has $0.6 million of unamortized deferred debt issuance costs as part of long-term debt in our consolidated balance sheets.

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

Debt Maturities	as of December 31, 2018
2019	6,250
2020	38,750
Total debt	$45,000

7. Common Stock and Stock-Based Compensation
Common Stock
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

In connection with the 2018 Share Repurchase Program, on October 30, 2018, the Company entered into the ASR with JPMorgan to repurchase an aggregate of $50 million of the Company’s common stock. Under the terms of the ASR, the Company paid $50 million to JP Morgan on November 1, 2018, and received 702,988 shares, representing approximately 80% of the notional amount of the ASR, based on the closing price of $56.90 on October 29, 2018. Upon settlement of the ASR, the final number of shares repurchased were trued up based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR. The Company received 297,146 shares on December 6, 2018, the termination date.
On August 9, 2016, the Company announced a share repurchase program approved by the Company’s board of directors authorizing the repurchase of up to $75.0 million of the Company’s common stock (the “Share Repurchase Program”). On August 9, 2017, the Company announced a new share repurchase program approved by the Board, under which the Company may repurchase up to an additional $100 million of its outstanding common stock (the “New Share Repurchase Program”). Under the Share Repurchase Program and the New Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. These Share Repurchase Programs were terminated as noted above.
We repurchased the following shares of common stock with cash resources:

	Year Ended December 31,
	2018	2017
Shares of common stock repurchased	1,348,563	674,857
Value of common stock repurchased	$73,105	$43,792

Stock-Based Compensation
In December 2007, the Company's board of directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock-based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's board of directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, and as of such amendment, the Company has reserved and made available 1,748,878 shares of common stock for issuance under the 2014 Plan.
During the year ended December 31, 2018, the Company introduced a new long-term incentive program with the objective to better align the share-based awards granted to management with the Company's focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted stock units ("RSUs") and performance-based stock units ("PSUs"). PSUs are comprised of awards that vest upon achievement of certain share price appreciation conditions.
Stock Options

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.30% - 3.07%	1.70% - 2.42%	0.94% - 2.34%
Volatility	43.76%	28.56% - 37.63%	30.95% - 32.36%
Expected term (in years)	5.50 - 6.08 years	5.50 - 7.0 years	5.04 - 7.0 years
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes information about stock option activity related to the 2014 Plan:

	Number of Stock Option Shares	Weighted Average Exercise Price (Per Share)	Non- Exercisable	Exercisable
Outstanding at December 31, 2016	2,324,918	$44.53	1,281,208	1,043,710
Granted	925,329	83.94
Exercised	(197,895)	21.78
Forfeited or expired	(265,784)
Outstanding at December 31, 2017	2,786,568	$57.13	1,349,339	1,437,229
Granted	672,092	59.17
Exercised	(502,322)	17.19
Forfeited or expired	(399,973)
Outstanding at December 31, 2018	2,556,365	$62.78	1,074,456	1,481,909

The weighted-average grant-date fair value of options granted during the year ended December 31, 2018, 2017, and 2016 was $26.73, $32.83, and $27.79, respectively. As of December 31, 2018, there was $20,148 of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2 years. The total intrinsic value of options exercised during the year ended December 31, 2018 was $24,418.

The weighted average contractual terms of options outstanding as of December 31, 2018, 2017, and 2016 was 7.3, 7.0, and 7.0 years, respectively.

The aggregate pre-tax intrinsic value of options outstanding as of December 31, 2018, 2017, and 2016 was $10.7 million, $33.7 million, and $59.2 million, respectively.

RSUs
Each vested time-based RSU represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted was estimated based on the trading price of the Company’s common shares on the date of grant.

The following table summarizes information about RSU activity related to the 2014 Plan:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2017	—	$—
Granted	64,080	59.04
Vested	—	—
Forfeited	(9,861)	$59.14
Non-vested at December 31, 2018	54,219	$59.02

As of December 31, 2018, there was $1,658 of unrecognized stock-based compensation expense related to non-vested RSUs that is expected to be recognized over a weighted average period of 3 years.

PSUs
The fair value of PSUs granted to employees was estimated using a monte carlo simulation model. Inputs used in the calculation include a risk-free interest rate of 2.06%, an expected volatility of 47%, contractual term of 3 years, and no expected dividend yield.

The following table summarizes information about PSU activity related to the 2014 Plan:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2017	—	$—
Granted	127,080	90.19
Vested	—	—
Forfeited	(9,861)	$90.19
Non-vested at December 31, 2018	117,219	$90.19

As of December 31, 2018, there was $6,242 of unrecognized stock-based compensation expense related to non-vested PSUs that is expected to be recognized over a weighted average period of 2 years.

The Company recognized stock-based compensation in its consolidated statements of income for the year ended December 31, 2018, 2017, and 2016 as follows:

	Year Ended December 31,
	2018	2017	2016
Stock options	$15,333	$15,429	$9,768
PSUs	3,059	—	—
RSUs	690	—	—
Stock-based compensation expense	$19,082	$15,429	$9,768

Selling, general and administrative	$15,068	$11,486	$7,073
Research and development	4,014	3,943	2,695
Stock-based compensation expense	$19,082	$15,429	$9,768

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

8. Income Taxes
The components of our (provision for) benefit from income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(4,137)	$(1,304)	$(1,175)
State	(466)	(2,409)	(919)
	$(4,603)	$(3,713)	$(2,094)
Deferred:
Federal	2,565	(18,045)	29,553
State	(97)	756	567
	$2,468	$(17,289)	$30,120

(Provision for) benefit from income taxes	$(2,135)	$(21,002)	$28,026
The reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows;

	Year Ended December 31,
	2018	2017	2016
Federal statutory tax rate	21%	35%	35%
State income taxes, net of federal benefit	1%	3%	3%
Tax benefit on stock option exercises, net of forfeitures	(11)%	(4)%	(7)%
R&D tax credits and Orphan Drug credits	(7)%	(10)%	(3)%
Limitation on executive compensation	3%	N/A	N/A
Revaluation of net deferred tax assets due to U.S. tax reform	—%	5%	N/A
Change in valuation allowance	—%	—%	(79)%
Other	(1)%	—%	(1)%
Effective tax rate	6%	29%	(52)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforward	$—	$151
Stock based compensation	7,934	6,454
Research and development and other tax credit carryforwards	3,251	5,190
Inventories	1,767	764
Employee-related expenses	732	240
Prepaid R&D expenses	761	964
Other	64	641
Total deferred tax assets	14,509	14,404
Deferred tax liabilities
Intangible assets	280	1,655
Prepaid expenses	34	28
Fixed assets	282	1,172
Other	91	195
Total deferred tax liabilities	687	3,050
Valuation allowance	—	—
Net deferred tax assets	$13,822	$11,354

The Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system. In response to the Tax Act, the SEC issued SAB 118 which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and adjust in the period in which the estimate becomes finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one year measurement period.
Implementation of the Tax Act resulted in an approximate $3.4 million charge for the revaluation of the Company’s net deferred tax assets during the year ended December 31, 2017. In reaching these estimates, the Company utilized all available guidance and notices issued by the U.S. Department of the Treasury. During 2018, the Company finalized the impact of the Tax Act. An immaterial adjustment was recorded in the year ended December 31, 2018.
As a result of recently attaining profitability and the expectation that substantially all net operating loss carryforwards would be utilized in 2017, the Company performed a formal tax evaluation to determine maximum research and development credits that are available based on current law.  As a result of the evaluation of historical records and data, our tax filings, and various tax law interpretations related to the R&D credit availability, additional tax credits were identified. The Company recorded an adjustment of such tax credits of $5.5 million resulting in a reduction of income tax expense in 2017.

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
As of December 31, 2018, the Company had no federal and state net operating loss carryforwards. The Company also had a federal research and development tax credit carryforward of approximately $3.2 million. The net operating loss and tax credit carryforwards will expire at various times through 2036.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses in most years since its inception, all of the Company’s tax years are effectively open to examination. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2018. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions.

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
The Company, through various requests for information, was informed by the licensor in 2016 that it had voluntarily withdrawn the filing of the product application from the FDA in a prior year. Under the terms of the agreement, the milestones required to earn the $6,000 previously included in deferred revenue all related to the filing. The voluntary withdrawal of the filing by the licensor relieved the Company of further obligation with regard to performance under the milestones. Accordingly, during the year ended December 31, 2016, the Company recognized $6,000 as license and other income.
In 2016, the Company entered into the Diclofenac Asset Purchase Agreement pursuant to which the Company sold certain intellectual property related to diclofenac-misoprostol in the United States. In consideration of the assets and rights sold under the Diclofenac Asset Purchase Agreement, the Company received a one-time payment at closing of $1,750, which was recognized as a gain in 2016. In consideration of the rights granted under the Diclofenac Asset Purchase Agreement, the purchaser will pay the Company a 25% royalty on net profits of diclofenac-misoprostol in the territory for five years from the date of sale.

11. Commitments
Our future material contractual obligations include the following:

Obligation	Total	2019	2020	2021	2022	2023	Beyond
Operating leases (1)	$3,661	$1,146	$864	$583	$583	$485	$—
Credit facility	45,000	6,250	38,750	—	—	—	—
Purchase obligations (2)	29,333	29,333	—	—	—	—	—
Total obligations	$77,994	$36,729	$39,614	$583	$583	$485	$—
(1) The Company leases its office and lab space under lease agreements that expire on June 30, 2020 and October 31, 2023. Rental expense was $571, $664, and $634, for the year ended December 31, 2018, 2017, and 2016, respectively. The remaining future lease payments under the operating leases, exclusive of any renewal option periods, are $3,661 as of December 31, 2018, payable monthly through June 30, 2020 and October 31, 2023.
(2) As of December 31, 2018, the Company has purchase obligations in the amount of $29,333 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
12. Acquisitions
Acquisition of Docetaxel-Injection, Non-Alcohol Formula
On October 13, 2015, the Company entered into the Teikoku Agreement with Teikoku to market, sell and distribute Non-Alcohol Docetaxel Injection, an investigational product intended for the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, and head and neck cancer. The NDA for Non-Alcohol Docetaxel Injection for these indications was approved by the FDA on December 22, 2015. Under the terms of the agreement, the Company paid $4,850 upon FDA approval and NDA transfer to the Company, which occurred on January 12, 2016. The Company also paid 25% royalties on gross profits to Teikoku. The Company accounted for the transaction as a purchase of a business in 2016, in accordance with ASC 805 Business Combinations.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The Company has measured the fair value of the future royalty payment using its own assumptions of future profitability of Non-Alcohol Docetaxel Injection. Acquisition contingent consideration is measured at fair value on a recurring basis using unobservable inputs; which accordingly represents a Level 3 measurement within the fair value hierarchy. Any change in fair value of the contingent consideration subsequent to the acquisition date is recognized in operating income within the statement of operations.

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

During the year ended December 31, 2018, the Company recorded an adjustment to the remaining contingent consideration to reflect the Company's decision to discontinue sales of Non-Alcohol Docetaxel Injection.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability, which was recorded in the Company's consolidated statements of income:

Closing Balance December 31, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2017	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2018
$6,940	$(6,176)	$—	$764	$(763)	$(1)	$—

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

During the year ended December 31, 2017, the Company recorded a change in the fair value of contingent consideration of $1.2 million related to the Arsia Amendment.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability, which was recorded in the Company's consolidated statements of income:

Closing Balance December 31, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2017	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2018
$16,201	$(1,201)	$—	$15,000	$—	$(15,000)	$—

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

13. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		December 31, 2018
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Book Value
Docetaxel product rights	10	$11,220	$(1,281)	$(9,939)	$—
Ryanodex intangible	20	15,000	(1,554)	—	13,446
Developed technology	5	8,100	(3,443)	—	4,657
Total		$34,320	$(6,278)	$(9,939)	$18,103

		December 31, 2017
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,164)	$(7,235)	$2,821
Ryanodex intangible	20	15,000	(777)	—	14,223
Developed technology	5	8,100	(1,822)	—	6,278
Total		$34,320	$(3,763)	$(7,235)	$23,322

Amortization expense amounted to $2,515, $2,815, and $948, for the year ended December 31, 2018, 2017, and 2016, respectively.
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
On June 30, 2018, the Company implemented a restructuring initiative based on its assessment of the current product portfolio and made a decision to discontinue manufacture and distribution of Non-Alcohol Docetaxel Injection. The Company ceased selling the product by September 30, 2018. As a result, the Company recognized a pre-tax, non-cash asset impairment charge of $2.7 million during the year ended December 31, 2018.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of December 31, 2018, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Estimated Amortization Expense

Year Ending December 31,
2019	$2,520
2020	2,666
2021	2,623
2022	1,369
2023	1,570
All other	7,355
Total estimated amortization expense	$18,103

14. Legal Proceedings
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

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to recognize orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  On June 8, 2018, the Court issued a decision requiring the FDA to recognize seven years of orphan drug exclusivity in the U.S. for Bendeka, and on July 6, 2018 the FDA recognized such ODE until December 7, 2022.  In addition, on July 6, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested that the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that the FDA had not satisfied the standard for altering or amending the judgment.  The FDA and two intervenors have appealed the Court’s final judgment to the U.S. Court of Appeals for the District of Columbia Circuit.  The briefing schedule issued by the Court of Appeals provides for briefing in those appeals to be completed by June 24, 2019. On February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of exclusivity for Bendeka. Pursuant to the decision and provided that the Court's decision is not reversed upon appeal, no bendamustine product used to treat the same indications (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka. The Company expects to vigorously pursue the scope of its exclusivity grant.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Eagle v. Eli Lilly
On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey (“New Jersey District Court”) against Eli Lilly and Company (“Lilly”).  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product (to compete with Lilly’s Alimta). Lilly accepted service and answered the complaint on October 27, 2017. Lilly also filed a motion to transfer this case to Delaware on October 27, 2017. The Company filed a motion to oppose such transfer on November 6, 2017. On July 20, 2018, the New Jersey District Court transferred the case to Delaware. On November 27, 2018, the Delaware Court stayed the case at least until conclusion of the PEMFEXYTM patent trial described below.
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

On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue.  On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit.  It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”).  Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017.  Lilly answered Eagle’s counterclaims on October 24, 2017.  The Court held a scheduling conference on December 11, 2017 and set trial in the Delaware Suit to begin on September 9, 2019. On May 31, 2018, Eagle filed a Motion for Judgment on the Pleadings, which the Court denied on October 26, 2018. On January 23, 2019, the Court held a Markman hearing. Trial is scheduled to begin on September 9, 2019. The Delaware Suit is pending.

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

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan and Hospira in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), and July 19, 2018 (Hospira). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018,

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, with Trial scheduled to begin September 3, 2019. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. Hospira filed a motion to dismiss the case, which was fully briefed on November 16, 2018. All seven cases are pending.

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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback Pharma Limited Liability Company (“Slayback”) filed an ANDA referencing Eagle's Big Bag. Slayback’s ANDA includes challenges to one or more of the Big Bag Orange Book-listed patents. On September 20, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797 and 10,010,533. On October 10, 2018, Slayback answered the Complaint and filed various counterclaims. On October 31, 2018, the Company answered Slayback’s counterclaims. This case is currently stayed.

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback filed a 505(b)(2) NDA referencing Eagle’s Big Bag. Slayback’s NDA includes challenges to one or more of the Big Bag Orange Book-listed patents. On December 11, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 9,265,831, 9,572,796, 9,572,797 and 10,010,533. On December 13, 2018, Slayback answered the Complaint and filed various counterclaims. This case is pending.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018. Trial is scheduled to begin May 18, 2020. This suit is pending.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

15. Selected Quarterly Financial Data - Unaudited
A summary of quarterly financial information for the year ended December 31, 2018 and 2017 is as follows:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Fiscal Year 2018
	2018	2018	2018	2018
	(in thousands except share and per share amounts)
Revenue	$46,626	$59,296	$51,337	$56,053	$213,312
Income from operations	$2,305	$183	$18,402	$15,726	$36,616
Net income attributable to common stockholders	$2,616	$2,659	$1,404	$25,224	$31,903
Income per share attributable to common stockholders- basic	$0.18	$0.18	$0.94	$0.86	$2.16
Income per share attributable to common stockholders- diluted	$0.17	$0.17	$0.91	$0.84	$2.09

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Fiscal Year 2017
	2017	2017	2017	2017
	(in thousands except share and per share amounts)
Revenue	$76,793	$50,108	$63,021	$46,785	$236,707
Income from operations	$32,696	$5,902	$24,950	$10,442	$73,990
Net income attributable to common stockholders	$22,924	$4,503	$15,431	$9,085	$51,943
Income per share attributable to common stockholders- basic	$1.50	$0.30	$1.03	$0.61	$3.44
Income per share attributable to common stockholders- diluted	$1.42	$0.28	$0.98	$0.58	$3.27

16. Restructuring
As part of its ongoing organizational review, the Company engaged in a restructuring initiative to rationalize its product portfolio and focus its physical sites. These measures included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection in June 2018 and plans to rationalize research and development operations. Charges consist of inventory and related reserves, certain asset impairment charges related to property and equipment, and personnel related costs. The restructuring costs of $7,911 for the year ended December 31, 2018 has been recorded to Restructuring charge on the Consolidated Statements of Income. The Company also recorded an asset impairment charge for the remaining Intangible asset for Non-Alcohol Docetaxel Injection of $2,704 as well as an adjustment to remove the contingent consideration of $790 on the related line items in the Statements of Income for the year ended December 31, 2018. The Company does not expect to incur additional expenses related to this restructuring initiative. There is no liability remaining for the restructuring as of December 31, 2018.

17. Related Party Transaction

During the year ended December 31, 2018, the Company obtained legal services from Greenberg Traurig, LLP in exchange for $0.2 million. Richard A. Edlin, a member of the Company's Board, is an attorney and shareholder of Greenberg Traurig, LLP.