Form 10-Q
period 2019-03-31
EAGLE PHARMACEUTICALS, INC.
filed 2019-05-07
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
50 Tice Boulevard, Suite 315
Woodcliff Lake, NJ 07677
(201) 326-5300
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value per share	EGRX	NASDAQ Global Market
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
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of April 30, 2019: 13,929,470 shares.

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

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$102,139	$78,791
Accounts receivable, net	63,930	66,486
Inventories	10,265	8,304
Prepaid expenses and other current assets	5,895	10,263
Total current assets	182,229	163,844
Property and equipment, net	2,333	2,397
Intangible assets, net	17,473	18,103
Goodwill	39,743	39,743
Deferred tax asset, net	14,109	13,822
Other assets	3,565	694
Total assets	$259,452	$238,603
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,786	$9,917
Accrued expenses	22,436	23,519
Current portion of long-term debt	5,000	6,250
Total current liabilities	44,222	39,686
Other long-term liabilities	2,870	—
Long-term debt, less current portion	36,999	38,155
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,519,728 and 16,504,283 shares issued as of March 31, 2019 and December 31, 2018, respectively	17	17
Additional paid in capital	262,084	256,458
Retained earnings	67,160	58,187
Treasury stock, at cost, 2,590,258 and 2,590,258 shares as of March 31, 2019 and December 31, 2018, respectively	(153,900)	(153,900)
Total stockholders' equity	175,361	160,762
Total liabilities and stockholders' equity	$259,452	$238,603
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018

Revenue:
Product sales	$14,472	$10,838
Royalty revenue	26,313	35,788
License and other revenue	9,000	—
Total revenue	49,785	46,626
Operating expenses:
Cost of product sales	9,554	7,223
Cost of royalty revenue	3,546	4,585
Research and development	6,375	17,320
Selling, general and administrative	18,141	15,193
Total operating expenses	37,616	44,321
Income from operations	12,169	2,305
Interest income	494	27
Interest expense	(686)	(675)
Total other expense, net	(192)	(648)
Income before income tax (provision) benefit	11,977	1,657
Income tax (provision) benefit	(3,004)	959
Net Income	$8,973	$2,616
Earnings per share attributable to common stockholders:
Basic	$0.64	$0.18
Diluted	$0.62	$0.17
Weighted average number of common shares outstanding:
Basic	13,925,227	14,819,530
Diluted	14,418,211	15,478,335
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$58,187	$160,762
Stock-based compensation expense	—	—	5,782	—	—	5,782
Issuance of common stock upon exercise of stock option grants	7	—	42	—	—	42
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(198)	—	—	(198)
Issuance of common stock related to vesting of restricted stock units	9	—	—	—	—	—
Net income	—	—	—	—	8,973	8,973
Balance at March 31, 2019	16,520	$17	$262,084	$(153,900)	$67,160	$175,361

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2017	16,089	$16	$233,639	$(80,795)	$26,284	$179,144
Stock-based compensation expense	—	—	5,305	—	—	5,305
Issuance of common stock upon exercise of stock option grants	77	—	1,166	—	—	1,166
Payment of employee withholding tax for net option exercise			(3,051)	—	—	(3,051)
Common stock repurchases	—	—	—	(7,003)	—	(7,003)
Net income	—	—	—	—	2,616	2,616
Balance at March 31, 2018	16,166	$16	$237,059	$(87,798)	$28,900	$178,177

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,973	$2,616
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(287)	(123)
Depreciation expense	503	341
Amortization expense	630	670
Stock-based compensation expense	5,782	5,305
Change in fair value of contingent consideration	—	27
Amortization of debt issuance costs	94	94
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	2,556	395
Inventories	(1,961)	(1,023)
Prepaid expenses and other current assets	4,368	1,518
Accounts payable	6,869	(2,628)
Accrued expenses and other liabilities	(1,083)	(2,289)
Other assets and other long-term liabilities, net	(263)	18
Net cash provided by operating activities	26,181	4,921
Cash flows from investing activities:
Purchase of property and equipment	(177)	(19)
Net cash used in investing activities	(177)	(19)
Cash flows from financing activities:
Proceeds from common stock option exercises	42	1,166
Payments related to employee net option exercises	—	(3,051)
Employee withholding taxes related to stock-based awards	(198)	—
Payment of contingent consideration	—	(15,001)
Payment of debt	(2,500)	—
Repurchases of common stock	—	(7,003)
Net cash used in financing activities	(2,656)	(23,889)
Net increase (decrease) in cash and cash equivalents	23,348	(18,987)
Cash and cash equivalents at beginning of period	78,791	114,657
Cash and cash equivalents at end of period	$102,139	$95,670
Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Income taxes	$(6,490)	$96
Interest	625	368
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019. Unless otherwise indicated or required by context, reference throughout to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, mainly using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) New Drug Application ("NDA") regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has two products currently being sold in the United States under various license agreements in place with commercial partners; a ready-to-use formulation of Argatroban and rapidly infused bendamustine RTD 50ml solution (“BENDEKA”). In addition, the Company directly sells two products in the United States; Eagle's bendamustine RTD 500ml solution (“Big Bag” or "Belrapzo") and Ryanodex®(dantrolene sodium) ("Ryanodex").The Company has a number of products currently under development and certain products may be subject to license agreements.
On February 13, 2015, the Company submitted a New Drug Application ("NDA") to the FDA for BENDEKA, which was approved by the FDA on December 7, 2015. Also on February 13, 2015, the Company entered into an Exclusive License Agreement (the “BENDEKA License”) with Cephalon, Inc. (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), for U.S. and Canadian rights to BENDEKA for treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with non-Hodgkin’s lymphoma (“NHL”). Subsequently, with the consent of the Company, Cephalon assigned to Teva Pharmaceuticals International GmbH (“TPIG”) all of Cephalon’s rights and obligations under the BENDEKA License. Accordingly, all references to “Cephalon” or to the “BENDEKA License” and the related supply agreements for BENDEKA should be read and construed as references to TPIG and to the license agreement and supply agreements for BENDEKA to which the Company and TPIG are now parties. Pursuant to the terms of the BENDEKA License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. In connection with the BENDEKA License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon. During the quarter-ended September 30, 2016, the Company entered into an amendment to the BENDEKA License and supply agreements for BENDEKA. The amendment expands the geographical scope of the rights granted under the original agreement to include territories outside the U.S. and Canada.
On October 30, 2018, the Company announced a repurchase program approved by the Board pursuant to which the Company may repurchase up to $150 million of its outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (the “2018 Share Repurchase Program”). Under the 2018 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Under the 2018 Share Repurchase Program, the additional repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. During the fourth quarter of 2018, the Company repurchased 1,000,134 shares of outstanding common stock for $50 million pursuant to the ASR. The Company repurchased 1,348,563 shares of common stock for $73.1 million during the year ended December 31, 2018 and an aggregate of 2,590,258 shares of common stock for $153.9 million through March 31, 2019.

On November 16, 2016, the Company entered into a stock purchase agreement with Arsia Therapeutics, LLC (“Arsia SPA”) to acquire Arsia Therapeutics, Inc., an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. ("Eagle Biologics"). Under the terms of the Arsia SPA, at closing the Company paid approximately $27.2 million in cash and issued 40,200 shares of Eagle common stock worth $3.0 million. The Company also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into consulting agreements with Eagle to develop new formulations and solve delivery challenges with large molecule products (see Note 4. Acquisitions).

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

In March 2018, the Company announced that the United States Patent and Trademark Office (“USPTO”) issued a new patent to the Company's Eagle Biologics division. Patent number 9,925,263 will expire in March 2036 and is the fourth patent issued in the Eagle Biologics family of patents.

In March 2018, the FDA approved a second manufacturing site for BENDEKA.

On April 16, 2018, the Company announced the FDA's acceptance of the Company's Abbreviated New Drug Application ("ANDA") filing for vasopressin injection, 1ml. This product is the generic version of Endo International plc's original Vasostrict® formulation, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines.

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

As of March 29, 2019, the Company and TPIG executed an amendment to the BENDEKA License Agreement to terminate Teva’s obligation to pay future milestones and royalties on BENDEKA sales outside of the U.S., which included an upfront cash payment of $9 million that was recorded as License and other revenue on the condensed consolidated statements of income for the three months ended March 31, 2019.

On April 13, 2019, the Company and TPIG entered into an amendment to the BENDEKA License Agreement, amending the terms of the BENDEKA License Agreement to increase the U.S. royalty paid to the Company and re-allocate certain litigation expenses. Per the amendment, beginning on October 1, 2019, the Company’s royalty payment will increase from 25% to 30% of BENDEKA net United States sales, provided that BENDEKA’s orphan drug exclusivity has not been rescinded, withdrawn or waived by that date. The royalty rate will increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32%, and it will remain at 32% thereafter. The amendment also extends the U.S. royalty term for BENDEKA until it is no longer sold in the United States. The previous royalty term was set to expire in 2025. The extended term coincides with the bendamustine patents with expiries through 2033.  Pursuant to the amendment, Eagle will continue to be responsible for the manufacture of BENDEKA for the U.S. market for so long as it is sold in the United States. Also pursuant to the amendment, the Company has agreed to assume a portion of BENDEKA-related patent litigation expenses.

On May 7, 2019, Eagle Pharmaceuticals, Inc. announced positive results of its study to evaluate the neuroprotective effects of RYANODEX® secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.

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
Teva markets BENDEKA pursuant to the BENDEKA License Agreement. Pursuant to the agreement, Teva pays the Company a royalty based on net sales of the product and also purchases the product from the Company. A disruption in this arrangement, caused by among other things, a supply disruption, loss of exclusivity or the launch of a superior product would have a material adverse effect of the Company’s financial position, results of operations and cash flows.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended March 31,
	2019	2018
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	84%	84%
Other	16%	16%
	100%	100%

	March 31,	December 31,
	2019	2018
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	73%	61%
Other	27%	39%
	100%	100%

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

Inventories
Inventories are recorded at the lower of cost or expected net realizable value, with cost determined on a first-in first-out basis. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. In most instances, inventory is shipped from the Company's vendor directly to the Company's customers.
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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $626 and $895 for the three months ended March 31, 2019 and 2018, respectively.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2019.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The anti-dilutive common shares equivalents outstanding at the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Options	2,194,399	1,985,879
Total	2,194,399	1,985,879

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Numerator
Numerator for basic and diluted earnings per share-net income	$8,973	$2,616
Denominator
Basic weighted average common shares outstanding	13,925,227	14,819,530
Dilutive effect of stock options	492,984	658,805
Diluted weighted average common shares outstanding	14,418,211	15,478,335
Basic net income per share
Basic net income per share	$0.64	$0.18
Diluted net income per share
Diluted net income per share	$0.62	$0.17

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. The guidance must be adopted on a prospective basis. We do not expect this guidance to have an impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement(“ASU 2018-13”), which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2018-13 may have on the Company’s financial position and results of operations.
Recently Adopted Accounting Pronouncements
The Company adopted FASB ASU No. 2016-02,“Leases (Topic 842)”(ASU 2016-02) as of January 1, 2019 to increase transparency and comparability among organizations, which included recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The Company adopted ASU 2016-02 using the modified retrospective approach and did not recognized a cumulative-effect adjustment to the opening balance of Retained earnings. The Company elected a number of optional practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The primary impact upon adoption was the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the condensed consolidated balance sheets, in an amount near $3 million. The Company may enter into future long-term lease agreements or exercise renewal options contained in existing lease agreements that could have a material impact on the right of use assets and obligations reflected on the condensed consolidated balance sheets.

4. Acquisitions
Eagle Biologics Acquisition
On November 16, 2016, the Company entered into a stock purchase agreement with Arsia Therapeutics, LLC (“Seller”) (“Arsia SPA”) to acquire Arsia Therapeutics, Inc., an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. (“Eagle Biologics”). Under the terms of the Arsia SPA, the Company paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. The Company also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into consulting agreements with the Company to develop new formulations and solve delivery challenges in the large molecules space.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the consideration transferred to acquire Eagle Biologics:

The aggregate consideration consisted of:
Cash consideration paid	$27,209
Common stock issued (i)	3,046
Fair value of contingent consideration paid to seller (ii)	15,000
Total consideration	$45,255

(i)
Under the Arsia SPA, the number of common shares to be issued to the Seller is equal to $2.7 million divided by the average of the closing day price per share for the thirty (30) trading days prior to the date of closing. The average price of the common stock of 30 days prior to closing was $68.18. Accordingly, the number of shares of common stock to be issued to the Seller was determined at 40,200 shares ($2.7 million divided by $68.18 per share). The fair value of the common stock issued to the Seller was determined based on the closing price of the Company’s common stock on November 16, 2016.

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

5. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2019	2018
Raw material	$7,908	$6,303
Work in process	1,715	1,776
Finished products	642	225
	$10,265	$8,304

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2019	2018
Advances to commercial manufacturers	$3,256	$2,700
Prepaid FDA user fee	1,266	1,540
Prepaid insurance	883	150
Prepaid income taxes	89	5,739
All other	401	134
Total Prepaid expenses and other current assets	$5,895	$10,263
Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
Royalties payable to commercial partners	$7,195	$7,139
Accrued research & development	1,131	1,245
Accrued professional fees	2,969	2,408
Accrued salary and other compensation	2,108	5,049
Accrued product costs	6,881	5,869
Accrued other	2,152	1,809
Total Accrued expenses	$22,436	$23,519

Adoption of FASB ASU No. 2016-02, “Leases (Topic 842)” as of January 1, 2019
The Company leases its corporate office under a lease agreement that expires on June 30, 2020 with a renewal option period that would extend the term through June 30, 2025, if exercised. The Company also leases lab space under a lease agreement that expires on October 31, 2023. The Company estimated the right of use asset and the corresponding lease liability, on a discounted basis, as of the adoption date of January 1, 2019.
For the Company's two operating leases, the depreciation and interest expense components are combined and recognized ratably over the remaining term of the lease as research and development and selling, general and administrative in the Company's statements of income, respectively.
The Company used its estimated incremental borrowing rate to calculate the present value of the ROU assets and lease liabilities as of the date of adoption date. The implicit interest rate related to the Company’s two lease agreements was not known as of the date of adoption. Therefore, the Company calculated an incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Lease related disclosures consist of the following:

March 31,
2019
Right of Use (ROU) Asset, net included with Other assets	$2,871
Lease liability included with Other long-term liabilities	$2,871
Q1 2019 Depreciation of ROU Asset	$261
Q1 2019 related Rent Expense	$287
Operating cash flows from operating leases	$287
Operating lease costs	$287
Weighted-average remaining lease term - operating leases	2.8 years
Weighted-average discount rate - operating leases	6.4%

As of December 31, 2018, the future minimum lease commitments for the Company's two leases were as follows:

Total	2019	2020	2021	2022	2023
$3,661	$1,146	$864	$583	$583	$485

7. Intangible Assets, Net
The gross carrying amounts and net book value of the Company's intangible assets are as follows:

		March 31, 2019
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Ryanodex intangible	20	$15,000	$(1,780)	$—	$13,220
Developed technology	5	8,100	(3,847)	—	4,253
Total		$23,100	$(5,627)	$—	$17,473

		December 31, 2018
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,281)	$(9,939)	$—
Ryanodex intangible	20	15,000	(1,554)	—	13,446
Developed technology	5	8,100	(3,443)	—	4,657
Total		$34,320	$(6,278)	$(9,939)	$18,103
Amortization expense was $630 and $670 for the three months ended March 31, 2019 and 2018, respectively.
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
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of March 31, 2019, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2019 (remainder)	1,890
2020	2,666
2021	2,623
2022	1,369
2023	1,369
Thereafter	7,556
Total estimated amortization expense	$17,473
8. Common Stock and Stock-Based Compensation

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

In connection with the 2018 Share Repurchase Program, on October 30, 2018, the Company entered into the ASR with JPMorgan to repurchase an aggregate of $50 million of the Company’s common stock. Under the terms of the ASR, the Company paid $50 million to JPMorgan on November 1, 2018, and received 702,988 shares, representing approximately 80% of the notional amount of the ASR, based on the closing price of $56.90 on October 29, 2018. Upon settlement of the ASR, the final number of shares repurchased were trued up based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR. The Company received 297,146 additional shares on December 6, 2018, the termination date, for a total of 1,000,134 shares from the ASR.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Stock-Based Compensation
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
During the three months ended March 31, 2018, the Company introduced a new long-term incentive program with the objective to better align the stock-based awards granted to management with the Company's focus on improving total shareholder return over the long-term. The stock-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted stock units ("RSUs") and performance-based stock units ("PSUs"). PSUs are comprised of awards that vest upon achievement of certain share price appreciation conditions.
A summary of stock option, RSU and PSU activity under the 2014 Plan during the three months ended March 31, 2019 and 2018 is presented below:

	Stock Options	RSUs	PSUs
Outstanding at December 31, 2017	2,786,568	—	—
Granted	631,625	64,080	127,080
Options Exercised/RSUs Vested/PSUs Vested	(134,715)	—	—
Forfeited or expired	(215,108)	(9,000)	(9,000)
Outstanding at March 31, 2018	3,068,370	55,080	118,080

Outstanding at December 31, 2018	2,556,365	54,219	117,219
Granted	550,433	211,829	—
Options Exercised/RSUs Vested/PSUs Vested	(4,914)	(13,555)	—
Forfeited or expired	(9,588)	(531)	(709)
Outstanding at March 31, 2019	3,092,296	251,962	116,510
Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.57% - 2.61%	2.30% - 2.71%
Volatility	50.47%	43.76%
Expected term (in years)	5.98 years	5.50 - 6.08 years
Expected dividend yield	0.0%	0.0%

RSUs
Each vested time-based RSU represents the right of a holder to receive one share of the Company’s common stock. The fair value of each RSU granted was estimated based on the trading price of the Company’s common stock on the date of grant.
PSUs

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
The Company recognized stock-based compensation in its condensed consolidated statements of income for the three months ended March 31, 2019 and 2018 as follows:

	Three Months Ended March 31,
	2019	2018
Stock options	$4,428	$4,427
RSUs	608	162
PSUs	746	716
Stock-based compensation expense	$5,782	$5,305

Selling, general and administrative	$4,639	$4,045
Research and development	1,143	1,260
Stock-based compensation expense	$5,782	$5,305

9. Commitments
Our future material contractual obligations include the following:

Obligations	Total	2019	2020	2021	2022	2023	Beyond
Operating leases (1)	$3,374	$859	$864	$583	$583	$485	$—
Credit facility	42,500	3,750	5,000	33,750	—	—	—
Purchase obligations (2)	38,810	38,810	—	—	—	—	—
Total obligations	$84,684	$43,419	$5,864	$34,333	$583	$485	$—

(1) The Company leases its office and lab spaces under lease agreements that expire on June 30, 2020 and October 31, 2023. Rental expense was $287 and $184, for the three months ended March 31, 2019 and 2018. The remaining future lease payments under the operating lease are $3,374 as of March 31, 2019, payable monthly through June 30, 2020 and October 31, 2023.
(2) At March 31, 2019, the Company has purchase obligations in the amount of $38,810 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

10. Debt
On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a 3-year $50 million revolving credit facility and a 3-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”). As of March 31, 2019, the Company has $0.5 million of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

At closing, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn. Although the Company was permitted to make one other draw on the term loan facility on or before February 4, 2018, the Company elected not to draw down further on the term loan facility. The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the 2018 Share Repurchase Program and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.0% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.0% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments.  The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility. The Company is obligated to repay the term loan facility on the last day of each March, June, September and December in an aggregate principal amount equal to 2.5% during the term of the loan.

Debt Maturities	as of March 31, 2019
2019 (remainder)	$3,750
2020	5,000
2021	33,750
Total debt	$42,500

11. Income Taxes

	Three Months Ended March 31,
	2019	2018
Income tax (provision) benefit	$(3,004)	$959
Effective tax rate	25%	(58)%

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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended March 31, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2018 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity.
Deferred income tax assets at March 31, 2019 consist of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the Company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company has no amount recorded for any unrecognized tax benefits as of March 31, 2019. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

history, and subjective estimates and assumptions. The Company reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

12. Legal Proceedings
In addition to the below legal proceedings, from time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company's business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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
On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue. On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit. It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”). Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017. Lilly answered Eagle’s counterclaims on October 24, 2017. The Court held a scheduling conference on December 11, 2017 and set trial in the Delaware Suit to begin on September 9, 2019. On May 31, 2018, Eagle filed a Motion for Judgment on the Pleadings, which the Court denied on October 26, 2018. On January 23, 2019, the Court held a Markman hearing. On March 21, 2019, the Court entered its claim construction ruling. Trial is scheduled to begin on September 9, 2019. The Delaware Suit is pending.

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

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan and Hospira in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), and July 19, 2018 (Hospira). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius, Mylan and Slayback on July 24, 2018, August 2, 2018, August 3, 2018, and January 4, 2019, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, with trial scheduled to begin September 3, 2019. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. Hospira filed a motion to dismiss the case, which was fully briefed on November 16, 2018. All seven cases are pending.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The FDA is stayed from approving Apotex’s, Fresenius’, Mylan’s ANDA’s, and Hospira’s 505(b)(2) application until the earlier of (1) January 7, 2020, January 14, 2020, April 30, 2020, and December 20, 2020, respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action. The FDA cannot approve Slayback’s ANDA until March 2033.

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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback filed a 505(b)(2) NDA referencing Eagle’s Big Bag. Slayback’s NDA includes challenges to one or more of the Big Bag Orange Book-listed patents. On December 11, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 9,265,831, 9,572,796, 9,572,797 and 10,010,533. On December 13, 2018, Slayback answered the Complaint and filed various counterclaims. On January 4, 2019, Slayback filed a Motion for Judgment on the Pleadings. The Company answered on February 4, 2019. This case is pending.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018. A Markman Hearing is scheduled for July 1, 2019. Trial is scheduled to begin May 18, 2020. This suit is pending.

Eagle Pharmaceuticals, Inc. et al.v. Accord (Argatroban)
On March 27, 2019, the Company filed suit against Accord Healthcare, Inc. in the United States District Courts for the District of New Jersey, and the District of North Carolina, alleging patent infringement of U.S. Patent Nos. 7,589,106 and 7,687,516.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019. Unless otherwise indicated or required by context, reference throughout to "Eagle," the "Company," "we," "our," or "us" refer to financial information and transactions of Eagle Pharmaceuticals, Inc.
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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019, as updated in our Quarterly Reports on Form 10-Q subsequently filed during the current fiscal year. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

In March 2018, the Company announced that the United States Patent and Trademark Office (USPTO) issued a new patent to the Company's Eagle Biologics division. Patent number 9,925,263 will expire in March 2036 and is the fourth patent issued in the Eagle Biologics family of patents.

In March 2018, the FDA approved a second manufacturing site for BENDEKA.

On April 16, 2018, the Company announced the FDA's acceptance of our ANDA filing for vasopressin injection, 1ml. This product is the generic version of Endo International plc's original Vasostrict® formulation, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. Vasostrict had approximately $450 million in brand sales in 2018.

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

On April 15, 2019, we announced an expansion of our BENDEKA License Agreement.  Under the terms of the revised agreement, beginning on October 1, 2019, Eagle’s royalty payment will increase from 25% to 30% of BENDEKA net U.S. sales, provided that BENDEKA’s orphan drug exclusivity has not been rescinded, withdrawn or waived by such date.  The royalty rate will increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32%, and it will remain at 32% thereafter.  The revised agreement also extends the U.S. BENDEKA royalty term until it is no longer sold in the United States.  The previous U.S. royalty term was set to expire in 2025.

On May 7, 2019, Eagle Pharmaceuticals, Inc. announced positive results of its study to evaluate the neuroprotective effects of RYANODEX® secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.

Financial Operations Overview
Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
Product Sales. Through March 31, 2019, we have recognized revenues from product sales of BENDEKA, Argatroban, Ryanodex, and Big Bag. Sales of BENDEKA are sold to our commercial partner Teva. Argatroban is sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex and Big Bag have been sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.

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

Results of Operations
Comparison of Three Months Ended March 31, 2019 and 2018
Revenues

	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018
	(in thousands)
Product sales	$14,472	$10,838	$3,634
Royalty revenue	26,313	35,788	(9,475)
License and other revenue	9,000	—	9,000
Total revenue	$49,785	$46,626	$3,159
Total revenue increased $3.2 million in the three months ended March 31, 2019 to $49.8 million as compared to $46.6 million in the three months ended March 31, 2018.
Product sales increased $3.6 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily driven by the FDA approval and launch of Big Bag in May 2018 accompanied by an increase in product sales of BENDEKA of $1.6 million. The increased sales were partially offset by decreases in product sales of Non-Alcohol Docetaxel Injection of $0.8 million due to its discontinuation in September 2018 and of Ryanodex of $0.4 million due to volume decrease.
Royalty revenue decreased $9.5 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 as a result of lower royalties on Teva's sales of BENDEKA of $8.0 million and lower royalties on sales of Argatroban of $1.5 million.
License and other revenue in the three months ended March 31, 2019 represents an upfront cash payment of $9.0 million upon execution of an amendment to the BENDEKA License Agreement to terminate Teva’s obligation to pay future milestones and royalties on BENDEKA sales outside of the U.S.

Cost of Revenue

	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018
	(in thousands)
Cost of product sales	$9,554	$7,223	$2,331
Cost of royalty revenue	3,546	4,585	(1,039)
Total cost of revenue	$13,100	$11,808	$1,292
Cost of revenue increased by $1.3 million to $13.1 million in the three months ended March 31, 2019 as compared to $11.8 million in the three months ended March 31, 2018.

Cost of product sales increased $2.3 million in the three months ended March 31, 2019 to $9.6 million as compared to $7.2 million in the three months ended March 31, 2018, primarily as a result of increased product sales of Big Bag and BENDEKA, partially offset by decreased product sales of Argatroban and the discontinuation of Non-Alcohol Docetaxel Injection in September 2018.

Cost of royalty revenue decreased $1.0 million in the three months ended March 31, 2019 to $3.5 million as compared to $4.6 million in the three months ended March 31, 2018, primarily as a result of the decrease in royalty revenue for BENDEKA and Argatroban.

Research and Development

	Three Months Ended March 31,		Decrease
	2019	2018
	(in thousands)
Research and development	$6,375	$17,320	$(10,945)
Research and development expenses decreased $10.9 million in the three months ended March 31, 2019 to $6.4 million as compared to $17.3 million in the three months ended March 31, 2018. The decrease primarily resulted from a decrease in project spending for EGL-5385-C-1701 (the Company’s fulvestrant formulation) relating to the clinical study which completed randomization of 600 subjects in the first quarter of 2018. This decrease was partially offset by increased spend related to the Company's vasopressin injection ANDA filing.

Selling, General and Administrative

	Three Months Ended March 31,		Decrease
	2019	2018
	(in thousands)
Selling, general and administrative	$18,141	$15,193	$2,948

Selling, general and administrative expenses increased $2.9 million in the three months ended March 31, 2019 to $18.1 million as compared to $15.2 million in the three months ended March 31, 2018. This increase is primarily related to an increase of $2.1 million in external legal fees related to ongoing litigation matters and sales and marketing spend as we incurred additional sales force costs for $0.8 million during the three months ended March 31, 2019.

Other Income (Expense)

	Three Months Ended March 31,		Decrease / Increase
	2019	2018
	(in thousands)
Interest income	$494	$27	$467
Interest expense	(686)	(675)	(11)
Total other expense, net	$(192)	$(648)	$456

Interest income increased $0.5 million in the three months ended March 31, 2019 primarily due to the Company investing additional cash in a money market fund throughout the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Interest expense increased in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to cash interest on our long-term debt accruing at a marginally higher rate.

Income tax provision

	Three Months Ended March 31,
	2019	2018
	(in thousands)
(Provision) benefit for income taxes	$(3,004)	$959
Effective tax rate	25%	(58)%
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended March 31, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2018 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity.

Net Income
Net income for the three months ended March 31, 2019 was $9.0 million as compared to net income of $2.6 million in the three months ended March 31, 2018, as a result of the factors discussed above.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $102.1 million and $95.7 million as of March 31, 2019 and March 31, 2018, respectively.

For the three months ended March 31, 2019, we realized net income of $9.0 million. As of March 31, 2019, we had a working capital surplus of $138.0 million. For the three months ended March 31, 2018, we realized net income of $2.6 million.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
We expect to use future loans, if any, under the Amended Credit Facility, for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the three months ended March 31, 2019 was $26.2 million. Net income for the period was $9.0 million enhanced by non-cash adjustments of approximately $6.7 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and amortization of debt issuance costs. Net changes in working capital increased cash from operating activities by approximately $10.5 million, due to changes in working capital accounts. The total amount of accounts receivable at March 31, 2019 was approximately $63.9 million, which included approximately $27.0 million related to product sales and $36.9 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.

Investing Activities:
In the three months ended March 31, 2019, we invested $0.2 million in purchases of property and equipment.

Financing Activities:
Net cash used in financing activities for the three months ended March 31, 2019 was $2.7 million, primarily resulting from payment of debt of $2.5 million and payment of employee withholding tax for net option exercises.

Contractual Obligations
Our future material contractual obligations include the following (in thousands):

Obligations	Total	2019	2020	2021	2022	2023	Beyond
Operating leases (1)	$3,374	$859	$864	$583	$583	$485	$—
Credit facility	42,500	3,750	5,000	33,750	—	—	—
Purchase obligations (2)	38,810	38,810	—	—	—	—	—
Total obligations	$84,684	$43,419	$5,864	$34,333	$583	$485	$—
(1) The Company leases its office and lab spaces under lease agreements that expire on June 30, 2020 and October 31, 2023. Rental expense was $135 and $184, for the three months ended March 31, 2019 and 2018, respectively.
(2) At March 31, 2019, the Company has purchase obligations in the amount of $38,810 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted
In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. The guidance must be adopted on a prospective basis. We do not expect this guidance to have an impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”) which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2018-13 may have on the Company’s financial position and results of operations.
Recently Adopted Accounting Pronouncements
The Company adopted FASB ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) as of January 1, 2019 to increase transparency and comparability among organizations, which included recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The Company adopted ASU 2016-02 using the modified retrospective approach and did not recognized a cumulative-effect adjustment to the opening balance of Retained earnings. The Company elected a number of optional practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The primary impact upon adoption was the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the condensed consolidated balance sheets, in an amount near $3 million. The Company may enter into future long-term lease agreements or exercise renewal options contained in existing lease agreements that could have a material impact on the right of use assets and obligations reflected on the condensed consolidated balance sheets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.

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
Based on their evaluation at March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
The disclosures under Note 12. Legal Proceedings in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report are incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended March 31, 2019.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6.    Exhibits
The exhibits listed below are filed or furnished (as applicable) as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
10.1*	(1)
Fourth Amendment to the Exclusive License Agreement, dated April 12, 2019, by and between Eagle Pharmaceuticals, Inc., a Delaware corporation and Teva Pharmaceuticals International GmbH, a company formed under Swiss law

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

(1) Filed herewith.

* Portions of this exhibit have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

EAGLE PHARMACEUTICALS, INC.

DATED: May 7, 2019	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: May 7, 2019	By:	/s/ Pete A. Meyers
Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)