Form 10-Q
period 2019-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2019-08-08
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of July 31, 2019: 13,666,880 shares.

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

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$108,128	$78,791
Accounts receivable, net	60,339	66,486
Inventories	11,594	8,304
Prepaid expenses and other current assets	5,598	10,263
Total current assets	185,659	163,844
Property and equipment, net	2,258	2,397
Intangible assets, net	16,843	18,103
Goodwill	39,743	39,743
Deferred tax asset, net	13,949	13,822
Other assets	3,178	694
Total assets	$261,630	$238,603
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,296	$9,917
Accrued expenses and other liabilities	29,450	23,519
Current portion of long-term debt	5,000	6,250
Total current liabilities	51,746	39,686
Other long-term liabilities	1,560	—
Long-term debt, less current portion	35,843	38,155
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,522,196 and 16,504,283 shares issued as of June 30, 2019 and December 31, 2018, respectively	17	17
Additional paid in capital	267,479	256,458
Retained earnings	73,885	58,187
Treasury stock, at cost, 2,855,316 and 2,590,258 shares as of June 30, 2019 and December 31, 2018, respectively	(168,900)	(153,900)
Total stockholders' equity	172,481	160,762
Total liabilities and stockholders' equity	$261,630	$238,603
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue:
Product sales	$29,437	$23,041	$43,909	$33,879
Royalty revenue	27,265	36,255	53,578	72,043
License and other revenue	—	—	9,000	—
Total revenue	56,702	59,296	106,487	105,922
Operating expenses:
Cost of product sales	18,175	14,074	27,729	21,298
Cost of royalty revenue	3,109	4,485	6,655	9,070
Research and development	8,957	15,265	15,332	32,585
Selling, general and administrative	17,228	15,987	35,369	31,153
Restructuring charge	—	7,388	—	7,388
Asset impairment charge	—	2,704	—	2,704
Change in fair value of contingent consideration	—	(790)	—	(763)
Total operating expenses	47,469	59,113	85,085	103,435
Income from operations	9,233	183	21,402	2,487
Interest income	637	1	1,131	27
Interest expense	(665)	(701)	(1,351)	(1,376)
Total other expense, net	(28)	(700)	(220)	(1,349)
Income (loss) before income tax (provision) benefit	9,205	(517)	21,182	1,138
Income tax (provision) benefit	(2,480)	3,176	(5,484)	4,137
Net Income	$6,725	$2,659	$15,698	$5,275
Earnings per share attributable to common stockholders:
Basic	$0.49	$0.18	$1.13	$0.36
Diluted	$0.48	$0.17	$1.11	$0.34
Weighted average number of common shares outstanding:
Basic	13,782,720	14,879,040	13,853,580	14,849,449
Diluted	14,156,627	15,446,827	14,176,297	15,473,727
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at March 31, 2019	16,520	$17	$262,084	$(153,900)	$67,160	$175,361
Stock-based compensation expense	—	—	5,382	—	—	5,382
Issuance of common stock upon exercise of stock option grants	2	—	13	—	—	13
Common stock repurchases	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	6,725	6,725
Balance at June 30, 2019	16,522	$17	$267,479	$(168,900)	$73,885	$172,481

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at March 31, 2018	16,166	$16	$237,059	$(87,798)	$28,900	$178,177
Stock-based compensation expense	—	—	4,735	—	—	4,735
Issuance of common stock upon exercise of stock option grants	292	—	5,502	—	—	5,502
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(1,826)	—	—	(1,826)
Common stock repurchases	—	—	—	(3,516)	—	(3,516)
Net income	—	—	—	—	2,659	2,659
Balance at June 30, 2018	16,458	$16	$245,470	$(91,314)	$31,559	$185,731

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$58,187	$160,762
Stock-based compensation expense	—	—	11,164	—	—	11,164
Issuance of common stock upon exercise of stock option grants	9	—	55	—	—	55
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(198)	—	—	(198)
Issuance of common stock related to vesting of restricted stock units	9	—	—	—	—	—
Common stock repurchases	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	15,698	15,698
Balance at June 30, 2019	16,522	$17	$267,479	$(168,900)	$73,885	$172,481

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2017	16,089	$16	$233,639	$(80,795)	$26,284	$179,144
Stock-based compensation expense	—	—	10,040	—	—	10,040
Issuance of common stock upon exercise of stock option grants	369	—	6,668	—	—	6,668
Payment of employee withholding tax for net option exercise			(4,877)	—	—	(4,877)
Common stock repurchases	—	—	—	(10,519)	—	(10,519)
Net income	—	—	—	—	5,275	5,275
Balance at June 30, 2018	16,458	$16	$245,470	$(91,314)	$31,559	$185,731

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$15,698	$5,275
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(127)	1,537
Depreciation expense	1,005	683
Amortization expense	1,260	1,316
Stock-based compensation expense	11,164	10,040
Change in fair value of contingent consideration	—	(763)
Amortization of debt issuance costs	188	188
Asset impairment charge	—	2,704
Non-cash restructuring charge	—	5,788
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	6,147	(15,582)
Inventories	(3,290)	(3,427)
Prepaid expenses and other current assets	4,665	(10,705)
Accounts payable	7,379	6,285
Accrued expenses and other liabilities	4,880	7,831
Other assets and other long-term liabilities, net	(396)	(582)
Net cash provided by operating activities	48,573	10,588
Cash flows from investing activities:
Purchase of property and equipment	(343)	(19)
Net cash used in investing activities	(343)	(19)
Cash flows from financing activities:
Proceeds from common stock option exercises	55	6,668
Payments related to employee net option exercises	—	(4,877)
Employee withholding taxes related to stock-based awards	(198)	—
Payment of contingent consideration	—	(15,001)
Payment of debt	(3,750)	(1,250)
Repurchases of common stock	(15,000)	(10,519)
Net cash used in financing activities	(18,893)	(24,979)
Net increase (decrease) in cash and cash equivalents	29,337	(14,410)
Cash and cash equivalents at beginning of period	78,791	114,657
Cash and cash equivalents at end of period	$108,128	$100,247
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$2,874	$1,831
Interest	1,221	529
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019. Unless otherwise indicated or required by context, reference throughout to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.
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
On October 30, 2018, the Company announced a repurchase program approved by the Board of Directors pursuant to which the Company may repurchase up to $150 million of its outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (collectively, the “2018 Share Repurchase Program”). Under the 2018 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Under the 2018 Share Repurchase Program, the additional repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. As of June 30, 2019, the Company has repurchased an aggregate of 2,855,316 shares of common stock for $168.9 million.

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

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke ("EHS"), in conjunction with external cooling methods. Based on our meeting with the FDA, the Company conducted an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015. On August 30, 2018, the Company announced the completion of enrollment of the Company’s second clinical study to further evaluate the safety and efficacy of Ryanodex. During the 2018 Hajj, overall emergency room visits were dramatically decreased from previous years due to well-implemented crowd management, lower temperatures, lower humidity and other external factors. As a result, the number of EHS patients available for study enrollment was also significantly less than in previous years, and therefore much lower than anticipated. The preliminary assessment of patients enrolled is consistent with the data from the study conducted in 2015, in which patients dosed with Ryanodex plus Standard of Care (“SOC”) showed an additive benefit compared to patients receiving SOC only. The Company continues to confer with the U.S. Food and Drug Administration to discuss next steps.

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

As of March 29, 2019, the Company and TPIG executed an amendment to the BENDEKA License Agreement to terminate Teva’s obligation to pay future milestones and royalties on BENDEKA sales outside of the U.S., which included an upfront cash payment of $9 million that was recorded as License and other revenue on the condensed consolidated statements of income for the six months ended June 30, 2019.

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

On May 7, 2019, the Company announced positive results of its study to evaluate the neuroprotective effects of Ryanodex secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.
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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	67%	70%	75%	76%
Other	33%	30%	25%	24%
	100%	100%	100%	100%

	June 30,	December 31,
	2019	2018
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	63%	61%
Other	37%	39%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $491 and $1,118 for the three months ended June 30, 2019 and 2018, respectively and $1,117 and $2,013 for the six months ended June 30, 2019 and 2018.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to customers for Big Bag, Non-Alcohol Docetaxel Injection, Ryanodex and diclofenac-misoprostol are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2019.
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
The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. The straight-line method is used to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. The fair value of the Company's stock-based awards to employees and directors is estimated using the Black-Scholes valuation model or a monte carlo simulation model. These models require the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate is determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The anti-dilutive common shares equivalents outstanding at the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options	2,476,452	1,884,614	2,607,566	1,892,614
Total	2,476,452	1,884,614	2,607,566	1,892,614

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Numerator for basic and diluted earnings per share-net income	$6,725	$2,659	$15,698	$5,275
Denominator
Basic weighted average common shares outstanding	13,782,720	14,879,040	13,853,580	14,849,449
Dilutive effect of stock options	373,907	567,787	322,717	624,278
Diluted weighted average common shares outstanding	14,156,627	15,446,827	14,176,297	15,473,727
Basic net income per share
Basic net income per share	$0.49	$0.18	$1.13	$0.36
Diluted net income per share
Diluted net income per share	$0.48	$0.17	$1.11	$0.34

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Recently Adopted Accounting Pronouncements
The Company adopted FASB ASU No. 2016-02,“Leases (Topic 842)”(ASU 2016-02) as of January 1, 2019 to increase transparency and comparability among organizations, which included recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The Company adopted ASU 2016-02 using the modified retrospective approach and did not recognized a cumulative-effect adjustment to the opening balance of Retained earnings. The Company elected a number of optional practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The primary impact upon adoption was the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the condensed consolidated balance sheets, in an amount near $3 million. The Company may enter into future long-term lease agreements or exercise renewal options contained in existing lease agreements that could have a material impact on the right of use assets and obligations reflected on the condensed consolidated balance sheets. Refer to Note 6 - Balance Sheet Accounts for further details.

4. Acquisitions
Eagle Biologics Acquisition
On November 16, 2016, the Company entered into a stock purchase agreement with Arsia Therapeutics, LLC (“Seller”) (“Arsia SPA”) to acquire Arsia Therapeutics, Inc., an early-stage biotechnology firm with proprietary viscosity-reducing technology and formulation know-how and subsequently renamed the subsidiary Eagle Biologics, Inc. (“Eagle Biologics”). Under the terms of the Arsia SPA, the Company paid approximately $27.2 million in cash and 40,200 shares of Eagle common stock worth $3.0 million at closing. The Company also agreed to pay up to $48 million in additional payments upon the completion of certain milestones, for aggregate potential payments of $78 million. As part of the agreement, Eagle Biologics founders and Massachusetts Institute of Technology professors, Dr. Robert Langer and Dr. Alexander Klibanov, as well as other key members of the Eagle Biologics team, entered into consulting agreements with the Company to develop new formulations and solve delivery challenges in large molecule products.

Eagle Biologics’ platform technology enables subcutaneous administration of high-dose biologics through improved formulation. Eagle Biologics has developed early-stage partnerships with major pharmaceutical companies to apply its technology to their biosimilar molecules, create subcutaneous versions of currently-marketed intravenous products and produce high-concentration formulations of clinical candidates.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the aggregate consideration transferred for the acquisition of Eagle Biologics:

Cash consideration paid	$27,209
Common stock issued (i)	3,046
Post-closing consideration paid to the Seller (ii)	15,000
Total consideration	$45,255

(i)
Under the Arsia SPA, the number of common shares to be issued to the Seller is equal to $2.7 million divided by the average of the closing day price per share for the 30 trading days prior to the date of closing. The average price of the common stock of 30 days prior to closing was $68.18. Accordingly, the number of shares of common stock to be issued to the Seller was determined at 40,200 shares ($2.7 million divided by $68.18 per share). The fair value of the common stock issued to the Seller was determined based on the closing price of the Company’s common stock on November 16, 2016.

(ii)
Under the Arsia SPA, the contingent consideration included four separate milestone payments which could have aggregated to a total of $48 million payable to the Seller upon achievement of certain clinical, regulatory and development milestones. In accordance with the provisions of ASC 805-30-25-5, each unit of contingent consideration is recognized at the acquisition date fair value. The acquisition date fair value of the contingent consideration was $16.1 million. Such fair values are determined based on a probabilistic model with weights assigned on the likelihood of the Company achieving the clinical, regulatory and development milestones as well as an acceleration event in the future. Each unit of contingent consideration is classified as a liability in the balance sheet and would be subsequently measured at fair value on each reporting date. Any future change in fair value would be recognized in the statement of operations. As described above, on February 8, 2018, the Company entered into the Arsia Amendment, pursuant to which the Company’s obligations to make four separate milestone payments under the Arsia SPA were terminated in exchange for a single payment of $15 million to the Seller.

5. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2019	2018
Raw material	$4,277	$6,303
Work in process	6,187	1,776
Finished products	1,130	225
	$11,594	$8,304

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2019	2018
Prepaid income taxes	$3,001	$5,739
Prepaid FDA user fee	1,042	1,540
Prepaid insurance	646	150
Advances to commercial manufacturers	643	2,700
All other	266	134
Total Prepaid expenses and other current assets	$5,598	$10,263

Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
Accrued sales reserves	$11,699	$5,869
Royalties payable to commercial partners	7,135	7,139
Accrued salary and other compensation	3,684	5,049
Accrued professional fees	2,885	2,408
Accrued research & development	1,525	1,245
Current portion of lease liability	1,051	—
Accrued other	1,471	1,809
Total Accrued expenses	$29,450	$23,519

Adoption of FASB ASU No. 2016-02, “Leases (Topic 842)” as of January 1, 2019
The Company leases its corporate office under an amended lease agreement that expires on June 30, 2020. The Company also leases lab space under a lease agreement that expires on October 31, 2023. The Company estimated the right of use asset and the corresponding lease liability, on a discounted basis, as of the adoption date of January 1, 2019.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Lease related disclosures consist of the following:

June 30,
2019
Right of use (ROU) asset, net included in Other assets	$2,483
Lease liability included with Other long-term liabilities	$1,560
Lease liability included with Accrued expenses and other liabilities	$1,051
Q2 2019 depreciation of ROU asset	$261
Q2 2019 related rent expense	$286
YTD 2019 depreciation of ROU asset	$522
YTD 2019 related rent expense	$573
YTD operating cash flows from operating leases	$573
YTD operating lease costs	$573
Weighted-average remaining lease term - operating leases	2.8 years
Weighted-average discount rate - operating leases	6.4%

As of December 31, 2018, the future minimum lease commitments for the Company's two leases were as follows:

Total	2019	2020	2021	2022	2023
$3,661	$1,146	$864	$583	$583	$485

7. Intangible Assets, Net
The gross carrying amounts and net book value of the Company's intangible assets are as follows:

		June 30, 2019
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	$15,000	$(2,004)	$12,996
Developed technology	5	8,100	(4,253)	3,847
Total		$23,100	$(6,257)	$16,843

		December 31, 2018
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,281)	$(9,939)	$—
Ryanodex intangible	20	15,000	(1,554)	—	13,446
Developed technology	5	8,100	(3,443)	—	4,657
Total		$34,320	$(6,278)	$(9,939)	$18,103
(i) Represent payments made to reduce the royalties payable to a third party on Ryanodex net sales.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Amortization expense was $630 and $646 for the three months ended June 30, 2019 and 2018, respectively and $1,260 and $1,316 for the six months ended June 30, 2019 and 2018, respectively.
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
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of June 30, 2019, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2019 (remainder)	1,260
2020	2,666
2021	2,622
2022	1,369
2023	1,570
Thereafter	7,356
Total estimated amortization expense	$16,843

8. Common Stock and Stock-Based Compensation
Common Stock
On October 30, 2018, the Company announced a new repurchase program approved by the Board of Directors pursuant to which the Company may repurchase of up to $150 million of its outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (collectively, the “2018 Share Repurchase Program”). In connection with its approval of the 2018 Share Repurchase Program, the Board of Directors terminated the Company’s 2016 Share Repurchase Program and 2017 Share Repurchase Program in October 2018. Under the 2018 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Under the 2018 Share Repurchase Program, the additional repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash resources.

In connection with the 2018 Share Repurchase Program, on October 30, 2018, the Company entered into the ASR with JPMorgan to repurchase an aggregate of $50 million of the Company’s common stock. Under the terms of the ASR, the

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Company paid $50 million to JPMorgan on November 1, 2018, and received 702,988 shares, representing approximately 80% of the notional amount of the ASR, based on the closing price of $56.90 on October 29, 2018. Upon settlement of the ASR, the final number of shares repurchased were trued up based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR. The Company received 297,146 additional shares on December 6, 2018, the termination date of the ASR, for an aggregate of 1,000,134 shares from the ASR. As of June 30, 2019, the Company had repurchased an aggregate of 2,855,316 shares of common stock for $168.9 million pursuant to its share repurchase programs, including the ASR.

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
A summary of stock option, RSU and PSU activity under the 2014 Plan during the six months ended June 30, 2019 and 2018 is presented below:

	Stock Options	RSUs	PSUs
Outstanding at December 31, 2017	2,786,568	—	—
Granted	636,625	64,080	127,080
Options Exercised/RSUs Vested/PSUs Vested	(453,884)	—	—
Forfeited or expired	(306,578)	(9,557)	(9,557)
Outstanding at June 30, 2018	2,662,731	54,523	117,523

Outstanding at December 31, 2018	2,556,365	54,219	117,219
Granted	579,133	211,829	—
Options Exercised/RSUs Vested/PSUs Vested	(7,382)	(13,555)	—
Forfeited or expired	(17,622)	(531)	(709)
Outstanding at June 30, 2019	3,110,494	251,962	116,510

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	1.97% - 2.41%	2.60% - 2.94%	1.97% - 2.61%	2.30% - 2.94%
Volatility	50.16%	43.76%	50.45%	43.76%
Expected term (in years)	6.08 years	6.08 years	5.98 years	5.50 - 6.08 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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
The Company recognized stock-based compensation in its condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$3,967	$3,784	$8,395	$8,211
RSUs	643	175	1,251	337
PSUs	772	776	1,518	1,492
Stock-based compensation expense	$5,382	$4,735	$11,164	$10,040

Selling, general and administrative	$4,286	$3,732	$8,925	$7,777
Research and development	1,096	1,003	2,239	2,263
Stock-based compensation expense	$5,382	$4,735	$11,164	$10,040

9. Commitments
Our future material contractual obligations as of June 30, 2019 include the following:

Obligations	Total	2019	2020	2021	2022	2023	2024	Beyond
Operating leases (1)	$3,088	$573	$864	$583	$583	$485	$—	$—
Credit facility	41,250	2,500	38,750	—	—	—	—	—
Purchase obligations (2)	29,362	29,362	—	—	—	—	—	—
Total obligations	$73,700	$32,435	$39,614	$583	$583	$485	$—	$—

(1) We lease our corporate office location. This lease will expire in June 2020. The Company also leases its lab space under a lease agreement that expires on October 31, 2023. Rental expense was $286 and $135, for the three months ended June 30, 2019 and 2018. Rental expense was $573 and $288 for the six months ended June 30, 2019 and 2018. The remaining future lease payments under the operating lease are $3,088 as of June 30, 2019.
(2) As of June 30, 2019, the Company has purchase obligations in the amount of $29,362 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

10. Debt
On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a 3-year $50 million revolving credit facility and a 3-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”). The Amended Credit Facility is subject to certain financial covenants. As of June 30, 2019, the Company was in compliance with all required covenants. As of June 30, 2019, the Company has $407 of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

On the date of the amendment, $50 million of the term loan facility was drawn, and none of the revolving credit facility has been drawn. Although the Company was permitted to make one other draw on the term loan facility on or before February 4, 2018, the Company elected not to draw down further on the term loan facility. The Amended Credit Facility includes a $5 million letter of credit subfacility.  The Company anticipates that the draw at closing and future draws under the Amended Credit Facility, if any, will be used to finance the 2018 Share Repurchase Program and for other corporate purposes.  Loans under the Amended Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.0% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.0% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company is permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments. The Company is required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility. The Company is obligated to repay the term loan facility on the last day of each March, June, September and December in an aggregate principal amount equal to 2.5% during the term of the loan.

Debt Maturities	As of June 30, 2019
2019 (remainder)	$2,500
2020	38,750
Total	$41,250

11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax (provision) benefit	$(2,480)	$3,176	$(5,484)	$4,137
Effective tax rate	27%	614%	26%	(364)%

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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three and six months ended June 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the three and six months ended June 30, 2018 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Deferred income tax assets as of June 30, 2019 consist of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the Company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company is currently under audit by one State tax jurisdiction. The Company has no amount recorded for any unrecognized tax benefits as of June 30, 2019. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. The Company reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

12. Legal Proceedings
In addition to the below legal proceedings, from time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters, or matters discussed below, will not have a material adverse effect on the Company's business nor has the Company recorded any loss in connection with these matters because the Company believes that loss is neither probable nor estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to recognize orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  On June 8, 2018, the Court issued a decision requiring the FDA to recognize seven years of orphan drug exclusivity in the U.S. for Bendeka, and on July 6, 2018 the FDA recognized such ODE until December 7, 2022.  In addition, on July 6, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested that the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that the FDA had not satisfied the standard for altering or amending the judgment.  The FDA and two intervenors have appealed the Court’s final judgment to the U.S. Court of Appeals for the District of Columbia Circuit.  The briefing schedule issued by the Court of Appeals provides for briefing in those appeals to be completed by July29, 2019. On February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of exclusivity for Bendeka. Pursuant to the decision, no bendamustine product used to treat the same indications (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka. The Company expects to vigorously pursue the scope of its exclusivity grant.

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

Chiesi v. Eagle
On October 3, 2018, Chiesi USA, Inc. filed a complaint against Eagle in the Superior Court of Wake County, North Carolina. The complaint alleges that Eagle has failed to provide adequate information regarding the sales of Argatroban pursuant to a License and Development Agreement between the parties. On July 17, 2019, Chiesi USA dismissed the actions without prejudice.
Patent Litigation
Eli Lilly and Company. v. Eagle Pharmaceuticals, Inc. (PEMFEXYTM (Pemetrexed))
On August 14, 2017, Lilly filed suit against the Company in the United States District Court for the Southern District of Indiana (the “Indiana Suit”).  Lilly alleged patent infringement based on the filing of the Company’s 505(b)(2) NDA seeking approval to manufacture and sell the Company’s EP-5101.  EP-5101, if finally approved by FDA, will be a branded alternative to Alimta®.
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

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc. - (BENDEKA®)
BENDEKA®, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Five companies - Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), Mylan Laboratories Limited (“Mylan”), and Lupin - have filed Abbreviated New Drug Applications (“ANDA’s”) referencing BENDEKA® that include challenges to one or more of the BENDEKA® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a 505(b)(2) NDA.
The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan, Hospira, and Lupin in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), July 19, 2018 (Hospira), and July 2, 2019 (Lupin). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831,

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, with Trial scheduled to begin September 9, 2019. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. Hospira filed a motion to dismiss the case, which was fully briefed on November 16, 2018. All eight cases are pending.
The FDA is stayed from approving Apotex’s, Fresenius’, Mylan’s, and Lupin’s ANDA’s, and Hospira’s 505(b)(2) application, until the earlier of (1) January 7, 2020, January 14, 2020, April 30, 2020, November 21, 2021, and December 20, 2020 respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid, or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action. The FDA cannot approve Slayback’s ANDA until March 2033.

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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback filed a 505(b)(2) NDA referencing Eagle’s Big Bag. Slayback’s NDA includes challenges to one or more of the Big Bag Orange Book-listed patents. On December 11, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 9,265,831, 9,572,796, 9,572,797, and 10,010,533. On January 4, 2019, Slayback filed a motion for judgment on the pleadings. On May 9, 2019, the United States District Court for the District of Delaware granted Slayback’s motion for judgment on the pleadings. On July 23, 2019, the Company filed an appeal of this decision with the United States Court of Appeals for the Federal Circuit.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018. The court issued a Markman ruling on July 1, 2019. Trial is scheduled to begin May 18, 2020. This suit is pending.

Eagle Pharmaceuticals, Inc. et al.v. Accord (Argatroban)
On March 27, 2019, the Company and Chiesi USA, Inc. (“Chiesi”) filed suit against Accord Healthcare, Inc. (“Accord”) in the United States District Court for the District of New Jersey (the “New Jersey suit”) and in the United States District Court for the Middle District of North Carolina (the “North Carolina suit”) (together “the suits”). The suits alleged patent infringement

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

based on Accord’s 505(b)(2) NDA seeking approval to manufacture and sell Accord’s proposed argatroban product. On May 21, 2019, the Company and Chiesi voluntarily dismissed the North Carolina suit. On July 10, 2019, Accord moved for judgment on the pleadings in the New Jersey suit. The New Jersey suit is currently pending.

13. Restructuring
In June 2018, as part of its ongoing organizational review, the Company engaged in a restructuring initiative to rationalize its product portfolio and focus its physical sites. These measures included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection and rationalization of research and development operations. A restructuring charge of $7,388 for the three and six months ended June 30, 2018 was recorded to Restructuring charge on the Condensed Consolidated Statements of Income and consisted of inventory write-downs, and certain asset impairment charges related to property and equipment. The Company had settled all liabilities related to this restructuring as of December 31, 2018.

14. Related Party Transaction
On May 10, 2019, Hudson Executive Capital LP ("Hudson Capital") sold 100,000 shares of the Company's common stock and the Company purchased those 100,000 shares in a block trade at a price of $56.14 per share. Douglas Braunstein is the Managing Partner of Hudson Capital and a member of Eagle’s Board of Directors.

15. Subsequent Event
On August 8, 2019, we entered into an amendment to a lease for additional office space and extend our existing lease at our corporate office location. The amended lease will expire on June 30, 2025. The future minimum lease payments under this operating lease are approximately $4.0 million.

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

Recent Developments
On February 8, 2018, we entered into an amendment (the “Amendment”) to the stock purchase agreement dated November 16, 2016 (the “Arsia SPA”). Pursuant to the Arsia SPA, we acquired from Arsia Therapeutics, LLC (the “Seller”) all of the outstanding capital stock of Arsia Therapeutics, Inc. (now Eagle Biologics). Pursuant to the Amendment, our obligations to make four separate milestone payments pursuant to the Arsia SPA, which could have aggregated to a total of $48 million, were terminated in exchange for a single payment of $15 million to the Seller.

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

On July 26, 2017, we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke (“EHS”), in conjunction with external cooling methods. Based on our meeting with the FDA, the Company conducted an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015. On August 30, 2018, we announced the completion of enrollment of our second clinical study to further evaluate the safety and efficacy of Ryanodex. During the 2018 Hajj, overall emergency room visits were dramatically decreased from previous years due to well-implemented crowd management, lower temperatures, lower humidity and other external factors. As a result, the number of EHS patients available for study enrollment was also significantly less than in previous years, and therefore much lower than anticipated. The preliminary assessment of patients enrolled is consistent with the data from the study conducted in 2015, in which patients dosed with RYANODEX plus Standard of Care (“SOC”) showed an additive benefit compared to patients receiving SOC only. The Company continues to confer with the U.S. Food and Drug Administration to discuss next steps.

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

On October 30, 2018, the Company announced that its Board of Directors has approved a new share repurchase program providing for the repurchase of up to $150 million of the Company's outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (collectively, the “2018 Share Repurchase Program”). In connection with its approval of the 2018 Share Repurchase Program, the Board terminated the Company’s 2016 Share Repurchase Program and 2017 Share Repurchase Program in October 2018. As of June 30, 2019, the Company has repurchased an aggregate of 2,855,316 shares of common stock for $168.9 million.

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

On May 7, 2019, the Company announced positive results of its study to evaluate the neuroprotective effects of Ryanodex secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.

Financial Operations Overview
Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
Product Sales. Through June 30, 2019, we have recognized revenues from product sales of BENDEKA, Argatroban, Ryanodex, and Big Bag. Sales of BENDEKA are sold to our commercial partner Teva. Argatroban is sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex and Big Bag have been sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.

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

Results of Operations
Comparison of Three Months Ended June 30, 2019 and 2018
Revenues

	Three Months Ended June 30,		Increase/(Decrease)
	2019	2018
	(in thousands)
Product sales	$29,437	$23,041	$6,396
Royalty revenue	27,265	36,255	(8,990)
Total revenue	$56,702	$59,296	$(2,594)
Product sales increased $6.4 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily driven by product sales of Big Bag of $7.3 million and BENDEKA of $4.9 million. The increased sales were partially offset by a decrease in product sales of Ryanodex of $4.3 million due to lower volume on a low reorder cycle period and the discontinuation of Non-Alcohol Docetaxel Injection in September 2018.
Royalty revenue decreased $9.0 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily driven by $8.2 million decrease in royalties from BENDEKA sales and $0.8 million decrease in royalties from Argatroban sales by our commercial partners.

Cost of Revenue

	Three Months Ended June 30,		Increase/(Decrease)
	2019	2018
	(in thousands)
Cost of product sales	$18,175	$14,074	$4,101
Cost of royalty revenue	3,109	4,485	(1,376)
Total cost of revenue	$21,284	$18,559	$2,725

Cost of product sales increased $4.1 million in the three months ended June 30, 2019 to $18.2 million as compared to $14.1 million in the three months ended June 30, 2018, primarily as a result of increased product sales of Big Bag and BENDEKA, partially offset by decreased product sales of Ryanodex and Argatroban and the discontinuation of Non-Alcohol Docetaxel Injection in September 2018.

Cost of royalty revenue decreased $1.4 million in the three months ended June 30, 2019 to $3.1 million as compared to $4.5 million in the three months ended June 30, 2018, primarily as a result of the decrease in royalty revenue for BENDEKA and Argatroban.

Research and Development

	Three Months Ended June 30,		Decrease
	2019	2018
	(in thousands)
Research and development	$8,957	$15,265	$(6,308)
Research and development expenses decreased $6.3 million in the three months ended June 30, 2019 to $9.0 million as compared to $15.3 million in the three months ended June 30, 2018. The decrease primarily resulted from a decrease in project spending for EGL-5385-C-1701 (the Company’s fulvestrant formulation) relating to the clinical study which completed randomization of subjects in the first half of 2018. This decrease was partially offset by increased spend related to the Company's vasopressin injection ANDA filing.

Selling, General and Administrative

	Three Months Ended June 30,		Increase
	2019	2018
	(in thousands)
Selling, general and administrative	$17,228	$15,987	$1,241

Selling, general and administrative expenses increased $1.2 million in the three months ended June 30, 2019 to $17.2 million as compared to $16.0 million in the three months ended June 30, 2018. This increase is primarily related to an increase of $1.2 million in external legal fees related to ongoing litigation matters during the three months ended June 30, 2019.

Restructuring Charge
We recorded a restructuring charge related to the rationalization of our product portfolio and the reduction of costs associated with our physical sites. This initiative included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection, which occurred in June 2018, and the reduction of research and development operations. Charges consisted of inventory and related reserves of $4.0 million and certain asset impairment charges related to property, plant and equipment of $3.4 million resulting in a total restructuring charge of $7.4 million for the three months ended June 30, 2018.

Asset Impairment Charge
During the three months ended June 30, 2018, we implemented a restructuring initiative resulting in the removal of Non-Alcohol Docetaxel Injection from our product portfolio. Sales for the product ceased at the end of third quarter 2018. We determined the carrying amount of the asset to no longer be recoverable, resulting in a pre-tax, non-cash asset impairment charge of $2.7 million during the three months ended June 30, 2018.

Change in Fair Value of Contingent Consideration
Contingent consideration, which primarily consists of potential milestone payments and royalty obligations, was recorded in our condensed consolidated balance sheets at its estimated fair value at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in our condensed consolidated statements of income. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Contingent consideration gain for $0.8 million was recorded during the three months ended June 30, 2018. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured as a result of the discontinuation of the product.

Other Income (Expense)

	Three Months Ended June 30,		Decrease / Increase
	2019	2018
	(in thousands)
Interest income	$637	$1	$636
Interest expense	(665)	(701)	36
Total other expense, net	$(28)	$(700)	$672

Interest income increased $636 thousand in the three months ended June 30, 2019 primarily due to the Company investing additional cash in a money market fund throughout the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Interest expense decreased in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to lower total long-term debt outstanding due to recurring principal payments required by the Amended Credit Agreement.

Income Tax Provision

	Three Months Ended June 30,
	2019	2018
	(in thousands)
(Provision) benefit for income taxes	$(2,480)	$3,176
Effective tax rate	27%	614%
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended June 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the three months ended June 30, 2018 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity partially offset by the impact of certain non-deductible executive compensation.
Comparison of Six Months Ended June 30, 2019 and 2018
Revenues

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018
	(in thousands)
Product sales	$43,909	$33,879	$10,030
Royalty revenue	53,578	72,043	(18,465)
License and other revenue	9,000	—	9,000
Total revenue	$106,487	$105,922	$565
Product sales increased $10.0 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily driven by product sales of Big Bag of $10.5 million and BENDEKA of $6.5 million. The increased sales were partially offset by decreases in product sales of Ryanodex of $4.7 million due to lower volume on a low reorder cycle period and the discontinuation of Non-Alcohol Docetaxel Injection in September 2018.
Royalty revenue decreased $18.5 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as a result of lower royalties on Teva's sales of BENDEKA of $16.1 million and lower royalties on sales of Argatroban of $2.4 million.
License and other revenue in the six months ended June 30, 2019 represents an upfront cash payment of $9.0 million upon execution of an amendment to the BENDEKA License Agreement to terminate Teva’s obligation to pay future milestones and royalties on BENDEKA sales outside of the U.S.

Cost of Revenue

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018
	(in thousands)
Cost of product sales	$27,729	$21,298	$6,431
Cost of royalty revenue	6,655	9,070	(2,415)
Total cost of revenue	$34,384	$30,368	$4,016

Cost of product sales increased $6.4 million in the six months ended June 30, 2019 to $27.7 million as compared to $21.3 million in the six months ended June 30, 2018, primarily as a result of increased product sales of Big Bag and BENDEKA, partially offset by decreased product sales of Argatroban and the discontinuation of Non-Alcohol Docetaxel Injection in September 2018.

Cost of royalty revenue decreased $2.4 million in the six months ended June 30, 2019 to $6.7 million as compared to $9.1 million in the six months ended June 30, 2018, primarily as a result of the decrease in royalty revenue for BENDEKA and Argatroban.

Research and Development

	Six Months Ended June 30,		Decrease
	2019	2018
	(in thousands)
Research and development	$15,332	$32,585	$(17,253)
Research and development expenses decreased $17.3 million in the six months ended June 30, 2019 to $15.3 million as compared to $32.6 million in the six months ended June 30, 2018. The decrease primarily resulted from a decrease in project spending for EGL-5385-C-1701 (the Company’s fulvestrant formulation) relating to the clinical study which completed randomization of 600 subjects in the first half of 2018. This decrease was partially offset by increased spend related to the Company's vasopressin injection ANDA filing.

Selling, General and Administrative

	Six Months Ended June 30,		Increase
	2019	2018
	(in thousands)
Selling, general and administrative	$35,369	$31,153	$4,216

Selling, general and administrative expenses increased $4.2 million in the six months ended June 30, 2019 to $35.4 million as compared to $31.2 million in the six months ended June 30, 2018. This increase is primarily related to an increase of $3.3 million in external legal fees related to ongoing litigation matters and sales and marketing spend as we incurred additional sales force costs for $0.8 million during the six months ended June 30, 2019.
Restructuring Charge
We recorded a restructuring charge related to the rationalization of our product portfolio and reduction of costs associated with our physical sites. This initiative included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection, which occurred in June 2018, and rationalization of research and development operations. Charges consisted of inventory and related reserves of $4.0 million and certain asset impairment charges related to property, plant and equipment of $3.4 million resulting in a total restructuring charge of $7.4 million for the six months ended June 30, 2018.
Asset Impairment Charge
On June 30, 2018, we implemented a restructuring initiative resulting in the removal of Non-Alcohol Docetaxel Injection from our product portfolio. Sales for the product ceased at the end of third quarter 2018. We determined the carrying amount of the asset to no longer be recoverable, resulting in a pre-tax, non-cash asset impairment charge of $2.7 million during the six months ended June 30, 2018.
Change in Fair Value of Contingent Consideration
Contingent consideration, which primarily consists of potential milestone payments and royalty obligations, is recorded in our condensed consolidated balance sheets at its estimated fair value at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in our condensed consolidated statements of income. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Contingent consideration gain for $0.8 million was recorded during the six months ended June 30, 2018. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured as a result of the discontinuation of the product and partially offset by accretion for the time value of money.

Other Income (Expense)

	Six Months Ended June 30,		Decrease / Increase
	2019	2018
	(in thousands)
Interest income	$1,131	$27	$1,104
Interest expense	(1,351)	(1,376)	25
Total other expense, net	$(220)	$(1,349)	$1,129

Interest income increased $1.1 million in the six months ended June 30, 2019 primarily due to the Company’s short term investing initiatives with cash on hand throughout the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Interest expense decreased in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to lower total long-term debt outstanding due to recurring principal payments required by the Amended Credit Agreement.

Income Tax Provision

	Six Months Ended June 30,
	2019	2018
	(in thousands)
(Provision) benefit for income taxes	$(5,484)	$4,137
Effective tax rate	26%	(364)%
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the six months ended June 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the six months ended June 30, 2018 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity partially offset by the impact of certain non-deductible executive compensation.

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $108.1 million and $100.2 million as of June 30, 2019 and June 30, 2018, respectively.

For the six months ended June 30, 2019, we realized net income of $15.7 million. As of June 30, 2019, our working capital surplus was $133.9 million. For the six months ended June 30, 2018, we realized net income of $5.3 million.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
We expect to use future loans, if any, under the Amended Credit Facility, for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the six months ended June 30, 2019 was $48.6 million. Net income for the period was $15.7 million enhanced by the net of non-cash adjustments of approximately $13.5 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and amortization of debt issuance costs. Net changes in working capital increased cash from operating activities by approximately $19.4 million, due to changes in working capital accounts. The total amount of accounts receivable at June 30, 2019 was approximately $60.3 million, which included approximately $31.8 million related to product sales and $28.5 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.

Investing Activities:
In the six months ended June 30, 2019, we invested $0.3 million in purchases of property and equipment.

Financing Activities:
Net cash used in financing activities for the six months ended June 30, 2019 was $18.9 million, primarily resulting from principal payments for debt required by the Amended Credit Agreement of $3.8 million and payments related to the repurchases of our common stock of $15 million.

Contractual Obligations
Our future material contractual obligations include the following (in thousands):

Obligations	Total	2019	2020	2021	2022	2023	2024	Beyond
Operating leases (1)	$3,088	$573	$864	$583	$583	$485	$—	$—
Credit facility	41,250	2,500	38,750	—	—	—	—	—
Purchase obligations (2)	29,362	29,362	—	—	—	—	—	—
Total obligations	$73,700	$32,435	$39,614	$583	$583	$485	$—	$—
(1) We lease our corporate office location. This lease will expire in June 2020. The Company also leases its lab space under a lease agreement that expires on October 31, 2023. Rental expense was $573 and $288, for the six months ended June 30, 2019 and 2018, respectively.
(2) As of June 30, 2019, the Company has purchase obligations in the amount of $29,362 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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
Recently Adopted Accounting Pronouncements
The Company adopted FASB ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) as of January 1, 2019 to increase transparency and comparability among organizations, which included recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The Company adopted ASU 2016-02 using the modified retrospective approach and did not recognized a cumulative-effect adjustment to the opening balance of Retained earnings. The Company elected a number of optional practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The primary impact upon adoption was the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the condensed consolidated balance sheets, in an amount near $3 million as of the adoption date. The Company may enter into future long-term lease agreements or exercise renewal options contained in existing lease agreements that could have a material impact on the right of use assets and obligations reflected on the condensed consolidated balance sheets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.

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
Based on their evaluation at June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about purchases of our equity securities during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
April 1, 2019 to April 30, 2019	—	N/A	—	100,000
May 1, 2019 to May 31, 2019	265,058	$56.59	265,058	85,000
June 1, 2019 to June 30, 2019	—	N/A	—	85,000
Total	265,058		265,058

(1) All shares repurchased by the Company in this table were repurchased pursuant to the 2018 Share Repurchase Program described in our 2018 Annual Report on Form 10-K.
(2) On October 30, 2018, the Company announced a repurchase program approved by the Board pursuant to which the Company may repurchase of up to $150 million of the its outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (collectively, the “2018 Share Repurchase Program”). Under the 2018 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Under the 2018 Share Repurchase Program, the additional repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash resources.
(3) In connection with the 2018 Share Repurchase Program, during the period from October 30, 2018 through December 6, 2018, the Company completed the ASR with JPMorgan repurchasing an aggregate 1,000,134 shares of the Company’s common stock for $50 million.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6.    Exhibits
The exhibits listed below are filed or furnished (as applicable) as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

EAGLE PHARMACEUTICALS, INC.

DATED: August 8, 2019	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: August 8, 2019	By:	/s/ Pete A. Meyers
Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)