Form 10-Q
period 2019-09-30
EAGLE PHARMACEUTICALS, INC.
filed 2019-11-12
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of October 31, 2019: 13,671,172 shares.

NOTE REGARDING COMPANY REFERENCES

References to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$117,211	$78,791
Accounts receivable, net	44,812	66,486
Inventories	7,247	8,304
Prepaid expenses and other current assets	10,516	10,263
Total current assets	179,786	163,844
Property and equipment, net	2,319	2,397
Intangible assets, net	16,213	18,103
Goodwill	39,743	39,743
Deferred tax asset, net	13,997	13,822
Other assets	4,980	694
Total assets	$257,038	$238,603
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,232	$9,917
Accrued expenses and other liabilities	27,127	23,519
Current portion of long-term debt	4,000	6,250
Total current liabilities	42,359	39,686
Other long-term liabilities	3,227	—
Long-term debt, less current portion	35,687	38,155
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,524,848 and 16,504,283 shares issued as of September 30, 2019 and December 31, 2018, respectively	17	17
Additional paid in capital	273,153	256,458
Retained earnings	71,495	58,187
Treasury stock, at cost, 2,855,316 and 2,590,258 shares as of September 30, 2019 and December 31, 2018, respectively	(168,900)	(153,900)
Total stockholders' equity	175,765	160,762
Total liabilities and stockholders' equity	$257,038	$238,603
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue:
Product sales	$14,659	$16,163	$58,568	$50,042
Royalty revenue	26,488	35,174	80,066	107,216
License and other revenue	—	—	9,000	—
Total revenue	41,147	51,337	147,634	157,258
Operating expenses:
Cost of product sales	12,137	8,621	39,866	29,919
Cost of royalty revenue	2,785	4,370	9,440	13,440
Research and development	10,172	5,975	25,504	38,560
Selling, general and administrative	18,537	13,878	53,906	45,033
Restructuring charge	—	91	—	7,479
Asset impairment charge	—	—	—	2,704
Change in fair value of contingent consideration	—	—	—	(763)
Total operating expenses	43,631	32,935	128,716	136,372
(Loss) Income from operations	(2,484)	18,402	18,918	20,886
Interest income	570	9	1,701	36
Interest expense	(628)	(743)	(1,979)	(2,118)
Total other expense, net	(58)	(734)	(278)	(2,082)
(Loss) Income before income tax benefit (provision)	(2,542)	17,668	18,640	18,804
Income tax benefit (provision)	152	(3,628)	(5,332)	509
Net (Loss) Income	$(2,390)	$14,040	$13,308	$19,313
(Loss) Earnings per share attributable to common stockholders:
Basic	$(0.17)	$0.94	$0.96	$1.30
Diluted	$(0.17)	$0.91	$0.94	$1.25
Weighted average number of common shares outstanding:
Basic	13,668,091	15,011,159	13,791,071	14,903,945
Diluted	13,668,091	15,483,037	14,147,658	15,482,768
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at June 30, 2019	16,522	$17	$267,479	$(168,900)	$73,885	$172,481
Stock-based compensation expense	—	—	5,651	—	—	5,651
Issuance of common stock upon exercise of stock option grants	3	—	23	—	—	23
Net loss	—	—	—	—	(2,390)	(2,390)
Balance at September 30, 2019	16,525	$17	$273,153	$(168,900)	$71,495	$175,765

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at June 30, 2018	16,458	$16	$245,470	$(91,314)	$31,559	$185,731
Stock-based compensation expense	—	—	4,472	—	—	4,472
Issuance of common stock upon exercise of stock option grants	45	—	1,933	—	—	1,933
Payment of employee withholding tax upon vesting of stock-based awards	—	—	—	—	—	—
Common stock repurchases	—	—	—	(12,109)	—	(12,109)
Net income	—	—	—	—	14,038	14,038
Balance at September 30, 2018	16,503	$16	$251,875	$(103,423)	$45,597	$194,065

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$58,187	$160,762
Stock-based compensation expense	—	—	16,815	—	—	16,815
Issuance of common stock upon exercise of stock option grants	12	—	78	—	—	78
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(198)	—	—	(198)
Issuance of common stock related to vesting of restricted stock units	9	—	—	—	—	—
Common stock repurchases	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	13,308	13,308
Balance at September 30, 2019	16,525	$17	$273,153	$(168,900)	$71,495	$175,765

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2017	16,089	$16	$233,639	$(80,795)	$26,284	$179,144
Stock-based compensation expense	—	—	14,512	—	—	14,512
Issuance of common stock upon exercise of stock option grants	414	—	8,601	—	—	8,601
Payment of employee withholding tax for net option exercise			(4,877)	—	—	(4,877)
Common stock repurchases	—	—	—	(22,628)	—	(22,628)
Net income	—	—	—	—	19,313	19,313
Balance at September 30, 2018	16,503	$16	$251,875	$(103,423)	$45,597	$194,065

See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,308	$19,313
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(175)	2,040
Depreciation expense	1,479	918
Amortization expense	1,890	1,916
Stock-based compensation expense	16,815	14,512
Change in fair value of contingent consideration	—	(763)
Amortization of debt issuance costs	282	282
Asset impairment charge	—	2,704
Non-cash restructuring charge	—	5,771
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	21,674	(24,640)
Inventories	1,057	(4,525)
Prepaid expenses and other current assets	(253)	(5,709)
Accounts payable	1,315	(4,437)
Accrued expenses and other liabilities	3,608	7,476
Other assets and other long-term liabilities, net	(1,813)	(582)
Net cash provided by operating activities	59,187	14,276
Cash flows from investing activities:
Purchase of property and equipment	(647)	(52)
Net cash used in investing activities	(647)	(52)
Cash flows from financing activities:
Proceeds from common stock option exercises	78	8,601
Payments related to employee net option exercises	—	(4,877)
Employee withholding taxes related to stock-based awards	(198)	—
Payment of contingent consideration	—	(15,001)
Payment of debt	(5,000)	(3,750)
Repurchases of common stock	(15,000)	(22,628)
Net cash used in financing activities	(20,120)	(37,655)
Net increase (decrease) in cash and cash equivalents	38,420	(23,431)
Cash and cash equivalents at beginning of period	78,791	114,657
Cash and cash equivalents at end of period	$117,211	$91,226
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$6,587	$1,887
Interest	1,787	1,540
Right-of-use asset obtained in exchange for lease obligation - lease amendment	1,700	—
See accompanying notes to condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019. Unless otherwise indicated or required by context, reference throughout to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiary, Eagle Biologics, Inc., and references to "Eagle Biologics" mean Eagle Biologics, Inc.
2. Organization and Business Activities
Eagle Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on developing and commercializing injectable products, primarily in the critical care and oncology areas, mainly using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) New Drug Application ("NDA") regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has two products currently being sold in the United States under various license agreements in place with commercial partners; a ready-to-use formulation of Argatroban and rapidly infused bendamustine RTD 50ml solution (“BENDEKA”). In addition, the Company directly sells two products in the United States; Eagle's bendamustine RTD 500ml solution ("Belrapzo") and Ryanodex®(dantrolene sodium) ("Ryanodex").The Company has a number of products currently under development and certain products may be subject to license agreements.
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
On October 30, 2018, the Company announced a repurchase program approved by the Board of Directors pursuant to which the Company may repurchase up to $150 million of its outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (collectively, the “2018 Share Repurchase Program”). Under the 2018 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Under the 2018 Share Repurchase Program, the additional repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. In any period, cash used in

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

financing activities related to shares repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. As of September 30, 2019, the Company has repurchased an aggregate of 2,855,316 shares of common stock for $168.9 million.

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

On March 24, 2016, the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for BENDEKA. In April 2016, the Company filed a lawsuit against the FDA arguing that BENDEKA is entitled to orphan drug exclusivity as a matter of law (see Note 12. Legal Proceedings). On July 2, 2014, the FDA granted the Company orphan drug designations for BENDEKA for the treatment of CLL and indolent B-cell NHL. The designations were based on a plausible hypothesis that BENDEKA is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. On June 8, 2018, the U.S. District Court for the District of Columbia (the “Court”) issued a decision requiring the FDA to grant seven years of orphan drug exclusivity (“ODE”) in the U.S., for BENDEKA, and on July 8, 2018 the FDA granted such ODE through December 2022.  In addition, on July 8, 2018, the FDA submitted a Motion to Alter or Amend the Judgement pursuant to Rule 59(e), pursuant to which the FDA requested the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that FDA was seeking an inappropriate advisory opinion. Oral arguments occurred on October 17, 2019 and a decision is not expected until the Spring of 2020. On February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of exclusivity for BENDEKA. Pursuant to the FDA’s decision, and unless the district court is reversed on appeal, no bendamustine product used to treat the same indications (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to BENDEKA.

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

As of March 29, 2019, the Company and TPIG executed an amendment to the BENDEKA License to terminate Teva’s obligation to pay future milestones and royalties on BENDEKA sales outside of the U.S., which included an upfront cash payment of $9 million that was recorded as License and other revenue on the condensed consolidated statements of operations for the nine months ended September 30, 2019.

On April 13, 2019, the Company and TPIG entered into an amendment to the BENDEKA License, amending the terms of the BENDEKA License to increase the U.S. royalty paid to the Company and re-allocate certain litigation expenses. Per the amendment, beginning on October 1, 2019, the Company’s royalty payment increased from 25% to 30% of BENDEKA net United States sales, BENDEKA’s orphan drug exclusivity has not been rescinded, withdrawn or waived by October 1, 2019 until it reaches 32%. The royalty rate will increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32% and it will remain at 32% thereafter. The amendment also extends the U.S. royalty term for BENDEKA until it is no longer sold in the United States. The previous royalty term was set to expire in 2025. The extended term coincides with the bendamustine patents with expiries through 2033.  Pursuant to the amendment, Eagle will continue to be responsible for the manufacture of BENDEKA for the U.S. market for so long as it is sold in the United States. Also pursuant to the amendment, the Company has agreed to assume a portion of BENDEKA-related patent litigation expenses.

On May 7, 2019, the Company announced positive results of its study to evaluate the neuroprotective effects of Ryanodex secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.

On August 5, 2019, the Company announced a clinical development plan to support the submission of a NDA for its fulvestrant formulation. Fulvestrant, an estrogen receptor antagonist with no agonist properties, is approved by the FDA for the treatment of advanced hormone-related breast cancers.

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke ("EHS"), in conjunction with external cooling methods. Based on a meeting with the FDA, the Company conducted an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015. The Company enrolled additional patients in its controlled clinical study of RYANODEX® (dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke (“EHS”) patients during the 2019 Hajj pilgrimage held from August 9-14 in Saudi Arabia. The Company has recruited a total of 41 patients at the 2015, 2018 and 2019 Hajj pilgrimages. Eagle has submitted a plan to the U.S. Food and Drug Administration (“FDA”) that proposes reviewing the data collectively for all 41 patients. If FDA agrees with this plan, Eagle plans to resubmit the New Drug Application (“NDA”) for EHS.

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
Intangible Assets
Other Intangible Assets, Net
The Company capitalizes and includes in intangible assets the costs of acquired product licenses and developed technology purchased individually or identified in a business combination. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization. The Company amortizes its definite-lived intangible assets using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. The Company will evaluate the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the condensed consolidated statements of operations.

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
Acquisition-Related Contingent Consideration
Contingent consideration related to a business combination is recorded on the acquisition date at the estimated fair value of the contingent payments. The acquisition date fair value is measured based on the consideration expected to be transferred using probability-weighted assumptions and discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the acquisition-related contingent consideration is re-measured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in the condensed consolidated statements of operations.
Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell Argatroban and BENDEKA. The Company's customers for Argatroban and BENDEKA are its commercial and licensing partners; therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements.
Teva markets BENDEKA pursuant to the BENDEKA License . Pursuant to the agreement, Teva pays the Company a royalty based on net sales of the product and also purchases the product from the Company. A disruption in this arrangement, caused by among other things, a supply disruption, loss of exclusivity or the launch of a superior product would have a material adverse effect of the Company’s financial position, results of operations and cash flows.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	85%	74%	78%	75%
Other	15%	26%	22%	25%
	100%	100%	100%	100%

	September 30,	December 31,
	2019	2018
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	77%	61%
Other	23%	39%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $556 and $609 for the three months ended September 30, 2019 and 2018, respectively and $1,673 and $2,622 for the nine months ended September 30, 2019 and 2018.
Income Taxes
The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740 - Income Taxes (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to customers for Belrapzo, Non-Alcohol Docetaxel Injection, Ryanodex and diclofenac-misoprostol are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. The Company has a product return policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2019.
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
Upon termination of a collaboration agreement, any remaining non-refundable license fees received by the Company, which had been deferred, are generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in its condensed consolidated statements of operations. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event, and collectability is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of its performance obligations under the collaboration agreement.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The anti-dilutive common shares equivalents outstanding at the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options	2,476,552	1,704,348	2,493,937	1,810,098
Total	2,476,552	1,704,348	2,493,937	1,810,098

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Numerator for basic and diluted earnings per share-net (loss) income	$(2,390)	$14,040	$13,308	$19,313
Denominator
Basic weighted average common shares outstanding	13,668,091	15,011,159	13,791,071	14,903,945
Dilutive effect of stock options	—	471,878	356,587	578,823
Diluted weighted average common shares outstanding	13,668,091	15,483,037	14,147,658	15,482,768
Basic net income (loss) per share
Basic net income (loss) per share	$(0.17)	$0.94	$0.96	$1.30
Diluted net income (loss) per share
Diluted net income (loss) per share	$(0.17)	$0.91	$0.94	$1.25

All potentially dilutive items were excluded from the diluted share calculation for the three months ended September 30, 2019 because their effect would have been anti-dilutive, as the Company was in a loss position.

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019 and the Company will adopt the standard effective January 1, 2020. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on the Company's financial position and results of operations.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2018-13 may have on the Company’s financial position and results of operations.
Recently Adopted Accounting Pronouncements
The Company adopted FASB ASU No. 2016-02,“Leases (Topic 842)”(ASU 2016-02) as of January 1, 2019 to increase transparency and comparability among organizations, which included recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The Company adopted ASU 2016-02 using the modified retrospective approach and did not recognized a cumulative-effect adjustment to the opening balance of Retained earnings. The Company elected a number of optional practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The primary impact upon adoption was the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the condensed consolidated balance sheets, of approximately $3 million. The Company may enter into future long-term lease agreements or exercise renewal options contained in existing lease agreements that could have a material impact on the right of use assets and obligations reflected on the condensed consolidated balance sheets. Refer to Note 6 - Balance Sheet Accounts for further details.

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

5. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Raw material	$2,164	$6,303
Work in process	4,488	1,776
Finished products	595	225
	$7,247	$8,304

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2019	2018
Prepaid income taxes	$6,818	$5,739
Prepaid FDA user fee	1,302	1,540
Prepaid insurance	412	150
Advances to commercial manufacturers	706	2,700
All other	1,278	134
Total Prepaid expenses and other current assets	$10,516	$10,263

Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Accrued sales reserves	$10,402	$5,869
Royalties payable to commercial partners	3,476	7,139
Accrued salary and other compensation	4,451	5,049
Accrued professional fees	3,617	2,408
Accrued research & development	1,757	1,245
Current portion of lease liability	1,084	—
Accrued other	2,340	1,809
Total Accrued expenses	$27,127	$23,519

Adoption of FASB ASU No. 2016-02, “Leases (Topic 842)” as of January 1, 2019
The Company leases its corporate office under an amended lease agreement that expires on June 30, 2025 (the "Corporate Office Lease"). The Corporate Office Lease was amended on August 8, 2019 to extend the term through such date and to increase the amount of leased office space. The Company also leases lab space under a lease agreement that expires on October 31, 2023 (the "Lab Space Lease"). The Company estimated the right of use asset and the corresponding lease liability, on a discounted basis, as of the adoption date of January 1, 2019. The future minimum lease payments under this Corporate Office Lease are approximately $4.0 million.
For the Company's two operating leases (the Corporate Office Lease and Lab Space Lease), the depreciation and interest expense components are combined and recognized ratably over the remaining term of the lease as research and development and selling, general and administrative in the Company's condensed consolidated statements of operations, respectively.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Lease related disclosures consist of the following:

September 30,
2019
Right of use (ROU) asset, net included in Other assets	$4,184
Lease liability included with Other long-term liabilities	$3,227
Lease liability included with Accrued expenses and other liabilities	$1,084
Q3 2019 depreciation of ROU asset	$232
Q3 2019 related rent expense	$286
YTD 2019 depreciation of ROU asset	$754
YTD 2019 related rent expense	$860
YTD operating cash flows from operating leases	$860
YTD operating lease costs	$860
Weighted-average remaining lease term - operating leases	5.0 years
Weighted-average discount rate - operating leases	6%

As of September 30, 2019, the future minimum lease commitments for the Company's two leases were as follows:

Total	2019	2020	2021	2022	2023	2024	Beyond
$6,894	$287	$1,345	$1,362	$1,376	$1,291	$820	$413

As of December 31, 2018, the future minimum lease commitments for the Company's two leases were as follows:

Total	2019	2020	2021	2022	2023
$3,661	$1,146	$864	$583	$583	$485

7. Intangible Assets, Net
The gross carrying amounts and net book value of the Company's intangible assets are as follows:

		September 30, 2019
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	$15,000	$(2,229)	$12,771
Developed technology	5	8,100	(4,658)	3,442
Total		$23,100	$(6,887)	$16,213

		December 31, 2018
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,281)	$(9,939)	$—
Ryanodex intangible	20	15,000	(1,554)	—	13,446
Developed technology	5	8,100	(3,443)	—	4,657
Total		$34,320	$(6,278)	$(9,939)	$18,103
(i) Represent payments which were made to reduce the royalties payable to a third party on Ryanodex net sales.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Amortization expense was $630 and $599 for the three months ended September 30, 2019 and 2018, respectively and $1,890 and $1,916 for the nine months ended September 30, 2019 and 2018, respectively.
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
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of September 30, 2019, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2019 (remainder)	630
2020	2,666
2021	2,622
2022	1,369
2023	1,570
Thereafter	7,356
Total estimated amortization expense	$16,213

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

In connection with the 2018 Share Repurchase Program, on October 30, 2018, the Company entered into the ASR with JPMorgan to repurchase an aggregate of $50 million of the Company’s common stock. Under the terms of the ASR, the Company paid $50 million to JPMorgan on November 1, 2018, and received 702,988 shares, representing approximately 80% of the notional amount of the ASR, based on the closing price of $56.90 on October 29, 2018. Upon settlement of the ASR, the final number of shares repurchased were trued up based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR. The Company received 297,146 additional shares on December 6, 2018, the termination date of the ASR, for an aggregate of 1,000,134 shares from the ASR. As of September 30, 2019, the Company had repurchased an aggregate of 2,855,316 shares of common stock for $168.9 million pursuant to its share repurchase programs, including the ASR.

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
A summary of stock option, RSU and PSU activity under the 2014 Plan during the nine months ended September 30, 2019 and 2018 is presented below:

	Stock Options	RSUs	PSUs
Outstanding at December 31, 2017	2,786,568	—	—
Granted	652,625	64,080	127,080
Options Exercised/RSUs Vested/PSUs Vested	(499,592)	—	—
Forfeited or expired	(391,609)	(9,861)	(9,861)
Outstanding at September 30, 2018	2,547,992	54,219	117,219

Outstanding at December 31, 2018	2,556,365	54,219	117,219
Granted	600,133	211,829	—
Options Exercised/RSUs Vested/PSUs Vested	(10,034)	(13,555)	—
Forfeited or expired	(20,890)	(1,278)	(1,038)
Outstanding at September 30, 2019	3,125,574	251,215	116,181

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.50% - 1.84%	2.72% - 2.90%	1.45% - 2.61%	2.30% - 2.94%
Volatility	49.87%	43.76%	50.27%	43.76%
Expected term (in years)	5.93 years	6.08 years	5.91 years	5.50 - 6.08 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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
The Company recognized stock-based compensation in its condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$4,241	$3,514	$12,636	$11,725
RSUs	644	176	1,895	513
PSUs	766	782	2,284	2,274
Stock-based compensation expense	$5,651	$4,472	$16,815	$14,512

Selling, general and administrative	$4,570	$3,641	$13,495	$11,418
Research and development	1,081	831	3,320	3,094
Stock-based compensation expense	$5,651	$4,472	$16,815	$14,512

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

9. Commitments
Our future material contractual obligations as of September 30, 2019, reflective of the Revised Credit Agreement described in Note 15 Subsequent Event, include the following:

Obligations	Total	2019	2020	2021	2022	2023	2024	Beyond
Operating leases (1)	$6,894	$287	$1,345	$1,362	$1,376	$1,291	$820	$413
Credit facility (2)	40,000	1,000	5,000	8,000	26,000	—	—	—
Purchase obligations (3)	24,589	24,589	—	—	—	—	—	—
Total obligations	$71,483	$25,876	$6,345	$9,362	$27,376	$1,291	$820	$413

(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on October 31, 2023. Rental expense was $286 and $135, for the three months ended September 30, 2019 and 2018. Rental expense was $860 and $423 for the nine months ended September 30, 2019 and 2018. The remaining future lease payments under the operating leases are $6,894 as of September 30, 2019.
(2) Refer to Note 15 Subsequent Event for details of the Revised Credit Agreement entered into as of November 8, 2019.
(3) As of September 30, 2019, the Company has purchase obligations in the amount of $24,589 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

10. Debt
On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provides for a 3-year $50 million revolving credit facility and a 3-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”). The Amended Credit Facility is subject to certain financial covenants. As of September 30, 2019, the Company was in compliance with all required covenants. As of September 30, 2019, the Company has $407 of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

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

Debt Maturities	As of September 30, 2019, reflective of Revised Credit Agreement described in Note 15. Subsequent Event
2019 (remainder)	$1,000
2020	5,000
2021	8,000
2022	26,000
Total	$40,000

Refer to Note 15 Subsequent Event for details of the Revised Credit Agreement entered into as of November 8, 2019.

11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax benefit (provision)	$152	$(3,628)	$(5,332)	$509
Effective tax rate	(6)%	21%	29%	(3)%

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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three and nine months ended September 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the three and nine months ended September 30, 2018 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity.
Deferred income tax assets as of September 30, 2019 consist of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the Company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company is currently under audit by one State tax jurisdiction. The Company has no amount recorded for any unrecognized tax benefits as of September 30, 2019. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. The Company reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia against the FDA and other federal defendants seeking an order requiring the FDA to recognize orphan drug exclusivity for BENDEKA for the treatment of CLL and indolent B-cell NHL.  On June 8, 2018, the Court issued a decision requiring the FDA to recognize seven years of orphan drug exclusivity in the U.S. for BENDEKA, and on July 6, 2018 the FDA recognized such ODE until December 7, 2022.  In addition, on July 6, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested that the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that the FDA had not satisfied the standard for altering or amending the judgment. The FDA and two intervenors have appealed the Court’s final judgment to the U.S. Court of Appeals for the District of Columbia Circuit.  Oral arguments occurred on October 17, 2019 and a decision is not expected until the Spring of 2020. On February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of exclusivity for BENDEKA. Pursuant to the FDA’s decision, and unless the district court is reversed on appeal, no bendamustine product used to treat the same indications (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to BENDEKA.

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

Chiesi v. Eagle
On October 3, 2018, Chiesi USA, Inc. ("Chiesi") filed a complaint against Eagle in the Superior Court of Wake County, North Carolina. The complaint alleges that Eagle has failed to provide adequate information regarding the sales of Argatroban pursuant to a License and Development Agreement between the parties. On July 17, 2019, Chiesi dismissed the actions without prejudice.

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
On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue.  On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit.  It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”).  Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017.  Lilly answered Eagle’s counterclaims on October 24, 2017. The Court held a scheduling conference on December 11, 2017 and set trial in the Delaware Suit to begin on September 9, 2019, but later rescheduled trial to begin October 28, 2019. On May 31, 2018, Eagle filed a Motion for Judgment on the Pleadings, which the Court denied on October 26, 2018. On January 23, 2019, the Court held a Markman hearing. Trial took place from October 28, 2019 to October 31, 2019 and is scheduled to continue on December 12, 2019 through December 13, 2019. The Delaware Suit is pending.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc. - (BENDEKA®)
BENDEKA, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Five companies - Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), Mylan Laboratories Limited (“Mylan”), and Lupin - have filed Abbreviated New Drug Applications (“ANDA’s”) referencing BENDEKA® that include challenges to one or more of the BENDEKA® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a 505(b)(2) NDA.
The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan, Hospira, and Lupin in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), July 19, 2018 (Hospira), and July 2, 2019 (Lupin). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, and a bench trial in these cases began September 9, 2019 and concluded September 19, 2019. Hospira filed a motion to dismiss the case, which was fully briefed on November 16, 2018. All cases are pending.
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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback filed an ANDA referencing Eagle's Belrapzo. Slayback’s ANDA includes challenges to one or more of the Belrapzo Orange Book-listed patents. On September 20, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797 and 10,010,533. On October 10, 2018, Slayback answered the Complaint and filed various counterclaims. On October 31, 2018, the Company answered Slayback’s counterclaims. This case is currently stayed.

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback filed a 505(b)(2) NDA referencing Eagle’s Belrapzo. Slayback’s NDA includes challenges to one or more of the Belrapzo Orange Book-listed patents. On December 11, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 9,265,831, 9,572,796, 9,572,797, and 10,010,533. On January 4, 2019, Slayback filed a motion for judgment on the pleadings. On May 9, 2019, the United States District Court for the District of Delaware granted Slayback’s motion for judgment on the pleadings. On July 23, 2019, the Company filed an appeal of this decision with the United States Court of Appeals for the Federal Circuit. That appeal is pending.

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

Eagle Pharmaceuticals, Inc. et al.v. Accord (Argatroban)
On March 27, 2019, the Company and Chiesi filed suit against Accord Healthcare, Inc. (“Accord”) in the United States District Court for the District of New Jersey (the “New Jersey suit”) and in the United States District Court for the Middle District of North Carolina (the “North Carolina suit”) (together “the suits”). The suits alleged patent infringement based on Accord’s 505(b)(2) NDA seeking approval to manufacture and sell Accord’s proposed argatroban product. On May 21, 2019, the Company and Chiesi voluntarily dismissed the North Carolina suit. On July 10, 2019, Accord moved for judgment on the pleadings in the New Jersey suit. The New Jersey suit is currently pending.

13. Restructuring
In June 2018, as part of its ongoing organizational review, the Company engaged in a restructuring initiative to rationalize its product portfolio and focus its physical sites. These measures included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection and rationalization of research and development operations. A restructuring charge of $7,479 for the nine months ended September 30, 2018 was recorded to Restructuring charge on the condensed consolidated statements of operations and consisted of inventory write-downs, and certain asset impairment charges related to property and equipment. The Company had settled all liabilities related to this restructuring as of December 31, 2018.

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

15. Subsequent Event
On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017 (the "Amended Credit Agreement"). The terms and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40 million and a undrawn revolving credit facility of $110 million. The schedule of principal payments for the new term loan facility has been extended until November 8, 2022. The Company classified the current portion of long-term debt of $4 million on the condensed consolidated balance sheet as of September 30, 2019.

The new term loan facility shall bear interest at the Adjusted LIBOR (equal to (a) the LIBOR for such Interest Period multiplied by (b) the Statutory Reserve Rate as established by Board of Governors of the Federal Reserve System of the United States of America) for the Interest Period in effect for such Borrowing plus the Applicable Rate as described below.
The Agent and the Company may amend the Revised Credit Agreement to replace the LIBOR with a Benchmark Replacement, described below.

Loans under the Revised Credit Agreement bear interest at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.0% per annum, based upon the total net leverage ratio (as defined in the Revised Credit Agreement), or (b) the Benchmark Replacement which is defined as the greatest of the prime lending rate, or the NYFRB Rate (the rate for a federal funds transaction) in effect on such day plus ½ of 1% or the Adjusted LIBO Rate for a one month Interest Period on such day plus 1% plus an applicable margin ranging from 1.25% to 2.0% per annum, based upon the total net leverage ratio.  The Company is required to pay a commitment fee on the unused portion of the new revolving credit facility in the Revised Credit Agreement at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.

.

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
Our product portfolio now includes four approved products: Argatroban, Ryanodex® (dantrolene sodium) (“Ryanodex”), rapidly infused bendamustine RTD 50ml solution (“BENDEKA”) and Eagle's bendamustine RTD 500ml solution (“Belrapzo”). We have three commercial partners: Chiesi USA, Inc. (“Chiesi”) and Sandoz Inc. (“Sandoz”), who, pursuant to separate agreements, market Argatroban and Teva Pharmaceutical Industries Ltd. ("Teva"), which, through its subsidiary Cephalon, Inc. (“Cephalon”), markets BENDEKA. BENDEKA was commercially launched by Teva in January 2016. We launched Belrapzo in May 2018 with our commercial team immediately after receiving FDA approval.

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

On March 24, 2016 the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for BENDEKA. In April 2016, the Company filed a lawsuit against the FDA arguing that BENDEKA is entitled to orphan drug exclusivity as a matter of law (see Note 12. Legal Proceedings). On July 2, 2014, the FDA granted the Company orphan drug designations for BENDEKA for the treatment of CLL and indolent B-cell NHL.  The designations were based on a plausible hypothesis that BENDEKA is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. On June 8, 2018, the U.S. District Court for the District of Columbia (the “Court”) issued a decision requiring the FDA to grant seven years of orphan drug exclusivity (ODE) in the U.S., for BENDEKA, and on July 8, 2018 the FDA granted such ODE through December 2022.  In addition, on July 8, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that FDA was seeking an inappropriate advisory opinion.   Oral arguments occurred on October 17, 2019 and a decision is not expected until the Spring of 2020. On February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of exclusivity for BENDEKA. Pursuant to the FDA’s decision, and unless the district court is reversed on appeal, no bendamustine product used to treat the same indications (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to BENDEKA.

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

On October 30, 2018, the Company announced that its Board of Directors has approved a new share repurchase program providing for the repurchase of up to $150 million of the Company's outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (collectively, the “2018 Share Repurchase Program”). In connection with its approval of the 2018 Share Repurchase Program, the Board terminated the Company’s 2016 Share Repurchase Program and 2017 Share Repurchase Program in October 2018. As of September 30, 2019, the Company has repurchased an aggregate of 2,855,316 shares of common stock for $168.9 million.

On November 27, 2018, the Company announced positive results of a pre-clinical study conducted to evaluate the effects of Ryanodex in Acute Radiation Syndrome.

On April 15, 2019, we announced an expansion of our BENDEKA License.  Under the terms of the revised agreement, beginning on October 1, 2019, Eagle’s royalty payment will increase from 25% to 30% of BENDEKA net U.S. sales, provided that BENDEKA’s orphan drug exclusivity has not been rescinded, withdrawn or waived by such date.  The royalty rate will increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32%, and it will remain at 32% thereafter.  The revised agreement also extends the U.S. BENDEKA royalty term until it is no longer sold in the United States.  The previous U.S. royalty term was set to expire in 2025.

On May 7, 2019, the Company announced positive results of its study to evaluate the neuroprotective effects of Ryanodex secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.

On August 5, 2019, the Company announced a clinical development plan to support the submission of a NDA for our fulvestrant formulation. Fulvestrant, an estrogen receptor antagonist with no agonist properties, is approved by the FDA for the treatment of advanced hormone-related breast cancers. The therapeutic effect of fulvestrant relies on its ability to inhibit estrogen receptors (ER) in cancer cells by binding to and downregulating, or blocking, the ER in breast cancer cells. Eagle’s original formulation of fulvestrant was studied in a clinical trial conducted in 2018 in healthy post-menopausal women. A detailed review of the study data led to the hypothesis that the unique properties of our formulation would potentially allow for greater inhibition of estrogen receptors. Based on this hypothesis, the Company completed additional work designed to further enhance our proprietary drug formulation. The Company met with the FDA and mutually agreed to a clinical program that could provide an efficient approval pathway for our fulvestrant formulation. The main goal of the clinical research program is to determine if the unique properties of our fulvestrant formulation will result in greater inhibition of estrogen receptors, potentially leading to improved efficacy outcomes, including lower disease progression rates, compared to current treatment options. The Company intends to begin a pilot study shortly in healthy female volunteers to evaluate the pharmacokinetics and safety of our formulation. Once the pilot study results are reviewed, a clinical pivotal trial designed to evaluate fulvestrant exposure and estrogen receptor inhibition based upon the parameters determined with the FDA will be conducted in a target patient population. Depending on recruitment rates and other factors, the Company believes the pivotal study could be completed within approximately 12 months of commencing enrollment.

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke ("EHS"), in conjunction with external cooling methods. Based on a meeting with the FDA, the Company conducted an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015. The Company enrolled additional patients in its controlled clinical study of RYANODEX® (dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke (“EHS”) patients during the 2019 Hajj pilgrimage held from August 9-14 in Saudi Arabia. The Company has recruited a total of 41 patients at the 2015, 2018 and 2019 Hajj pilgrimages. Eagle has submitted a plan to the U.S. Food and Drug Administration (“FDA”) that proposes reviewing the data collectively for all 41 patients. If FDA agrees with this plan, Eagle plans to resubmit the New Drug Application (“NDA”) for EHS.

Financial Operations Overview

Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.

Product Sales. Through September 30, 2019, we have recognized revenues from product sales of BENDEKA, Argatroban, Ryanodex, and Belrapzo. Sales of BENDEKA are sold to our commercial partner Teva. Argatroban is sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex and Belrapzo have been sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.

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
The primary factors that may determine our revenues derived from Ryanodex, Belrapzo and our future products are:

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Results of Operations
Comparison of Three Months Ended September 30, 2019 and 2018
Revenues

	Three Months Ended September 30,		Increase/(Decrease)
	2019	2018
	(in thousands)
Product sales	$14,659	$16,163	$(1,504)
Royalty revenue	26,488	35,174	(8,686)
Total revenue	$41,147	$51,337	$(10,190)
Product sales decreased $1.5 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The contributing factors primarily included a decrease of $4.6 million in product sales of Belrapzo, a decrease of $0.9 million in product sales of Ryanodex and the discontinuation of Non-Alcohol Docetaxel Injection in September 2018. The decreased sales were partially offset by an increase of $4.2 million in product sales of BENDEKA.
Royalty revenue decreased $8.7 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 as a result of a $7.6 million decrease in royalty revenue from BENDEKA sales and a $1.1 million decrease in royalty revenues from sales of Argatroban by our commercial partners.

Cost of Revenue

	Three Months Ended September 30,		Increase/(Decrease)
	2019	2018
	(in thousands)
Cost of product sales	$12,137	$8,621	$3,516
Cost of royalty revenue	2,785	4,370	(1,585)
Total cost of revenue	$14,922	$12,991	$1,931

Cost of product sales increased $3.5 million in the three months ended September 30, 2019 to $12.1 million as compared to $8.6 million in the three months ended September 30, 2018, primarily as a result of increase in product sales for BENDEKA of $4.3 million and $0.8 million increase in product cost related to inventory write-offs for Belrapzo partially offset by decreased product sales of Belrapzo that resulted in lower product costs of $1.9 million.

Cost of royalty revenue decreased $1.6 million in the three months ended September 30, 2019 to $2.8 million as compared to $4.4 million in the three months ended September 30, 2018, primarily as a result of the decrease in royalty revenue for BENDEKA and Argatroban.

Research and Development

	Three Months Ended September 30,		Decrease
	2019	2018
	(in thousands)
Research and development	$10,172	$5,975	$4,197
Research and development expenses increased $4.2 million in the three months ended September 30, 2019 to $10.2 million as compared to $6.0 million in the three months ended September 30, 2018. The increase primarily resulted from spend related to the Company's vasopressin injection ANDA filing of $2.4 million, an increase in project spending for EGL-5385-C-1701 (the Company’s fulvestrant formulation) of $0.8 million and $0.5 million increase in compensation costs related to additional R&D personnel.

Selling, General and Administrative

	Three Months Ended September 30,		Increase
	2019	2018
	(in thousands)
Selling, general and administrative	$18,537	$13,878	$4,659

Selling, general and administrative expenses increased $4.7 million in the three months ended September 30, 2019 to $18.5 million as compared to $13.9 million in the three months ended September 30, 2018. This increase is primarily related to an increase of $3.2 million in external legal fees related to ongoing litigation matters during the three months ended September 30, 2019 coupled with an increase of stock compensation costs of $0.9 million and an increase of other professional fees of $0.5 million.

Other Income (Expense)

	Three Months Ended September 30,		Decrease / Increase
	2019	2018
	(in thousands)
Interest income	$570	$9	$561
Interest expense	(628)	(743)	115
Total other expense, net	$(58)	$(734)	$676

Interest income increased $561 thousand in the three months ended September 30, 2019 primarily due to the Company investing additional cash in a money market fund throughout the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Interest expense decreased in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to lower total long-term debt outstanding due to recurring principal payments required by the Amended Credit Agreement.

Income Tax Benefit (Provision)

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Benefit (Provision) for income taxes	$152	$(3,628)
Effective tax rate	(6)%	21%

The benefit (provision) for income taxes was based on the applicable federal and state tax rates. The effective tax rate for the three months ended September 30, 2019 reflects tax on the gain of an intercompany sale of certain intellectual property rights and the impact of certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the three months ended September 30, 2018 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity partially offset by the impact of certain non-deductible executive compensation.

Comparison of Nine Months Ended September 30, 2019 and 2018
Revenues

	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018
	(in thousands)
Product sales	$58,568	$50,042	$8,526
Royalty revenue	80,066	107,216	(27,150)
License and other revenue	9,000	—	9,000
Total revenue	$147,634	$157,258	$(9,624)

Product sales increased $8.5 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily driven by increases in product sales of Belrapzo of $6.0 million and BENDEKA of $10.7 million. The increased sales were partially offset by decreases in product sales of Ryanodex of $5.6 million due to lower volume on a low reorder cycle period and the discontinuation of Non-Alcohol Docetaxel Injection in September 2018 that resulted in a negative impact to revenues of $2.2 million.
Royalty revenue decreased $27.2 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as a result of decreases in royalties on Teva's sales of BENDEKA of $23.7 million and royalties on sales of Argatroban of $3.5 million.
License and other revenue in the nine months ended September 30, 2019 represents an upfront cash payment of $9.0 million upon execution of an amendment to the BENDEKA License to terminate Teva’s obligation to pay future milestones and royalties on BENDEKA sales outside of the U.S.

Cost of Revenue

	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018
	(in thousands)
Cost of product sales	$39,866	$29,919	$9,947
Cost of royalty revenue	9,440	13,440	(4,000)
Total cost of revenue	$49,306	$43,359	$5,947

Cost of product sales increased $9.9 million in the nine months ended September 30, 2019 to $39.9 million as compared to $29.9 million in the nine months ended September 30, 2018, primarily as a result of increased product sales of Belrapzo and BENDEKA and inventory write-offs of Belrapzo, partially offset by decreased product sales of Ryanodex and the discontinuation of Non-Alcohol Docetaxel Injection in September 2018.

Cost of royalty revenue decreased $4.0 million in the nine months ended September 30, 2019 to $9.4 million as compared to $13.4 million in the nine months ended September 30, 2018, primarily as a result of the decrease in royalty revenue for BENDEKA and Argatroban.

Research and Development

	Nine Months Ended September 30,		Decrease
	2019	2018
	(in thousands)
Research and development	$25,504	$38,560	$(13,056)
Research and development expenses decreased $13.1 million in the nine months ended September 30, 2019 to $25.5 million as compared to $38.6 million in the nine months ended September 30, 2018. The decrease primarily resulted from a decrease in project spending for EGL-5385-C-1701 (the Company’s fulvestrant formulation) relating to the clinical study which completed randomization of 600 subjects in the first half of 2018. This decrease was partially offset by increased spend related to the Company's vasopressin injection ANDA filing.

Selling, General and Administrative

	Nine Months Ended September 30,		Increase
	2019	2018
	(in thousands)
Selling, general and administrative	$53,906	$45,033	$8,873

Selling, general and administrative expenses increased $8.9 million in the nine months ended September 30, 2019 to $53.9 million as compared to $45.0 million in the nine months ended September 30, 2018. This increase is primarily related to an increase of $6.5 million in external legal fees related to ongoing litigation matters and sales and increased stock compensation expense of $1.9 million during the nine months ended September 30, 2019.

Restructuring Charge

We recorded a restructuring charge related to the rationalization of our product portfolio and reduction of costs associated with our physical sites. This initiative included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection, which occurred in June 2018, and rationalization of research and development operations. Charges consisted of inventory and related reserves of $4.0 million and certain asset impairment charges related to property, plant and equipment of $3.4 million resulting in a total restructuring charge of $7.4 million for the nine months ended September 30, 2018.

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

Change in Fair Value of Contingent Consideration

Contingent consideration, which primarily consists of potential milestone payments and royalty obligations, is recorded in our condensed consolidated balance sheets at its estimated fair value at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in our condensed consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Contingent consideration gain for $0.8 million was recorded during the nine months ended September 30, 2018. This was primarily driven by adjustments to the fair values of the liabilities associated with Non-Alcohol Docetaxel Injection, which was remeasured as a result of the discontinuation of the product and partially offset by accretion for the time value of money.

Other Income (Expense)

	Nine Months Ended September 30,		Decrease / Increase
	2019	2018
	(in thousands)
Interest income	$1,701	$36	$1,665
Interest expense	(1,979)	(2,118)	139
Total other expense, net	$(278)	$(2,082)	$1,804

Interest income increased $1.7 million in the nine months ended September 30, 2019 primarily due to the Company’s short term investing initiatives with cash on hand throughout the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Interest expense decreased in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to lower total long-term debt outstanding due to recurring principal payments required by the Amended Credit Agreement.

Income Tax (Provision) Benefit

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
(Provision) benefit for income taxes	$(5,332)	$509
Effective tax rate	29%	(3)%
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the nine months ended September 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the nine months ended September 30, 2018 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity partially offset by the impact of certain non-deductible executive compensation.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $117.2 million and $91.2 million as of September 30, 2019 and September 30, 2018, respectively.

For the nine months ended September 30, 2019, we realized net income of $13.3 million. As of September 30, 2019, our working capital surplus was $137.4 million. For the nine months ended September 30, 2018, we realized net income of $19.3 million.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements.
We expect to use future loans, if any, under the Revised Credit Facility, for general corporate purposes and any strategic acquisitions.

Operating Activities:

Net cash provided by operating activities for the nine months ended September 30, 2019 was $59.2 million. Net income for the period was $13.3 million enhanced by the net of non-cash adjustments of approximately $20.1 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and amortization of debt issuance costs. Net changes in working capital increased cash from operating activities by approximately $25.8 million, due to changes in working capital accounts. The total amount of accounts receivable at September 30, 2019 was approximately $44.8 million, which included $13.8 million related to product sales and $31.0 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.

Investing Activities:

In the nine months ended September 30, 2019, we invested $0.6 million in purchases of property and equipment.

Financing Activities:

Net cash used in financing activities for the nine months ended September 30, 2019 was $20.1 million, primarily resulting from principal payments for debt required by the Amended Credit Agreement of $5.0 million and payments related to the repurchases of our common stock of $15.0 million.

Contractual Obligations
Our future material contractual obligations included the following as of September 30, 2019, reflective of the Revised Credit Agreement described in Note 15 Subsequent Event (in thousands):

Obligations	Total	2019	2020	2021	2022	2023	2024	Beyond
Operating leases (1)	$6,894	$287	$1,345	$1,362	$1,376	$1,291	$820	$413
Credit facility (2)	40,000	1,000	5,000	8,000	26,000	—	—	—
Purchase obligations (3)	24,589	24,589	—	—	—	—	—	—
Total obligations	$71,483	$25,876	$6,345	$9,362	$27,376	$1,291	$820	$413
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on October 31, 2023. Rental expense was $573 and $423, for the nine months ended September 30, 2019 and 2018, respectively.
(2) Refer to Note 15 Subsequent Event for details of the Revised Credit Agreement entered into as of November 8, 2019.
(3) As of September 30, 2019, the Company has purchase obligations in the amount of $24,589 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019 and the Company will adopt the standard effective January 1, 2020. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on the Company's financial position and results of operations.

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

Recently Adopted Accounting Pronouncements

The Company adopted FASB ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) as of January 1, 2019 to increase transparency and comparability among organizations, which included recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The Company adopted ASU 2016-02 using the modified retrospective approach and did not recognized a cumulative-

effect adjustment to the opening balance of Retained earnings. The Company elected a number of optional practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The primary impact upon adoption was the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the condensed consolidated balance sheets, in an amount near $3 million as of the adoption date. The Company may enter into future long-term lease agreements or exercise renewal options contained in existing lease agreements that could have a material impact on the right of use assets and obligations reflected on the condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on their evaluation at September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities

The Company did not issue or sell any unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q.
Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

The Company did not make any purchases of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
July 1, 2019 to July 30, 2019	—	N/A	—	85,000
August 1, 2019 to August 31, 2019		N/A		85,000
September 1, 2019 to September 30, 2019	—	N/A	—	85,000
Total	—		—

(1) All shares repurchased by the Company during 2019 were repurchased pursuant to the 2018 Share Repurchase Program described below and elsewhere in this Quarterly Report on Form 10-Q.
(2) On October 30, 2018, the Company announced a repurchase program approved by the Board pursuant to which the Company may repurchase of up to $150 million of the its outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases (collectively, the “2018 Share Repurchase Program”). Under the 2018 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Under the 2018 Share Repurchase Program, the additional repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases were and will be made using the Company’s cash resources.
(3) In connection with the 2018 Share Repurchase Program, during the period from October 30, 2018 through December 6, 2018, the Company completed the ASR with JPMorgan repurchasing an aggregate 1,000,134 shares of the Company’s common stock for $50 million.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Appointment of Director; Resignation of Director

As reported in our Current Report on Form 8-K filed with the SEC on September 3, 2019 and as amended on October 11, 2019, effective August 28, 2019, the Board of the Company, approved the appointment of Jennifer K. Simpson, Ph.D., M.S.N., C.R.N.P., as a director of the Company. Dr. Simpson’s appointment became effective upon the resignation of Sander Flaum from the Board, which resignation was effective on August 28, 2019. Dr. Simpson was appointed as a Class II director with a term of office expiring at the Company’s 2022 annual meeting of stockholders. On October 8, 2019, upon recommendation of the Nominating and Corporate Governance Committee of the Board, the Board appointed Dr. Simpson to its Nominating and Corporate Governance Committee, effective immediately.

Item 6.    Exhibits
The exhibits listed below are filed or furnished (as applicable) as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
10.1	(1)	Second Amended and Restated Credit Agreement by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, dated as of November 8, 2019
31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

EAGLE PHARMACEUTICALS, INC.

DATED: November 12, 2019	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer and Director (Principal Executive Officer)

DATED: November 12, 2019	By:	/s/ Pete A. Meyers
Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)