Form 10-K
period 2019-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2020-03-02
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

50 Tice Boulevard, Suite 315
Woodcliff Lake, NJ 07677
(201) 326-5300
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value per share	EGRX	The Nasdaq Global Market

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $677,440,631 computed by reference to the last reported sale price of $55.68 per share as reported by The Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of February 24, 2020 was 13,679,350 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for our 2020 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Table of Contents

EAGLE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2019

Eagle Pharmaceuticals, Inc.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Eagle Pharmaceuticals, Inc. name and logo, and Ryanodex®, are either registered trademarks or trademarks of Eagle Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols. References to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiaries, references to "Eagle Biologics" mean Eagle Biologics, Inc. and references to "Eagle Research Lab" mean Eagle Research Lab Limited.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to obtain and maintain regulatory approval of our products and product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our products and product candidates and our ability to successfully commercialize our products and product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our products and product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our products and product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	the performance of our strategic collaborators and success of our current strategic collaborations;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing drugs that are or become available;

•	the retention of key scientific or management personnel;

•	our use of the proceeds from our initial public offering; and subsequent follow-on offering;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and

•	our ability to prevent or minimize the effects of Paragraph IV patent litigation.

Forward-looking statements are statements that are not historical facts. Words such as “believes,” “potential,” “will,” “could,” “would,” “should,” “may,” “intends,” “anticipates,” “plans,” “enables,” “entitles,” “estimates,” “projects,” “predicts,” and similar expressions are intended to identify forward-looking statements.
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

PART I
Item 1. Business

Company Overview
Organization
We are a pharmaceutical company registered at and with principal offices at 50 Tice Boulevard, Suite 315, Woodcliff Lake, New Jersey 07677, we also have a state-of-the-art R&D lab in Cambridge, Massachusetts.

Business
Our business model is to develop proprietary innovations to FDA-approved, injectable drugs, that offer commercial and/or functional advantages to currently available alternatives. We are focused on developing and commercializing injectable drugs, primarily in the Central Nervous System ("CNS") critical care and oncology areas, among other underserved therapeutic areas, using the U.S. Food and Drug Administration (“FDA”)'s 505(b)(2) New Drug Application (“NDA”) regulatory pathway. We market and/or commercialize our products through marketing partners and/or through our internal direct sales force.

For each of our current and future pre-commercial products, we target market entry no later than the entry of the first generic or as an approved 505(b)(2) NDA drug with the goal of substantially converting the market by addressing the needs of stakeholders who ultimately use our products. We believe we can further extend commercial duration through new intellectual property protection and/or orphan drug exclusivity and three years of non-patent regulatory exclusivity for future product candidates, as provided under applicable law and regulations. We strive to enhance branded reference drugs to optimize their ease and safety of use for healthcare providers, produce less drug waste, lower cost to stakeholders, and create the opportunity for label expansion to additional indications.

Our 505(b)(2) model has been validated by the approval and successful launches of our novel formulations of Ryanodex® (dantrolene sodium) (“Ryanodex”) and Eagle's bendamustine ready-to-dilute ("RTD") 500ml solution (“Belrapzo"); marketed by Eagle, and rapidly infused bendamustine RTD (“Bendeka”); marketed by Teva Pharmaceutical Industries Ltd. ("Teva"), licensed to and launched jointly with Teva in 2016.

Our product portfolio now includes three approved products: Ryanodex; Belrapzo; and Bendeka. Our primary commercial partner is Teva, which through its subsidiary Cephalon, Inc. ("Cephalon") markets Bendeka.

On February 10, 2020, we received final approval from the FDA for our novel product PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®.

We currently have multiple product candidates in advanced stages of development, and/or under review for approval by the FDA. Our advanced product candidates are EP-4104 (dantrolene sodium for exertional heat stroke (“EHS”) and nerve agent exposure) (“EP-4104”), and EGL-5385-C-1701 ("fulvestrant"). EP-4104 and EGL-5385-C-1701, both unapproved, may address unmet medical needs in major specialty markets. Vasopressin is our first to file Abbreviated New Drug Application ("ANDA") that references Endo's Vasostrict® indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines. Our ANDA submission was accepted for filing by the FDA in March 2018. These projects and others noted below have the potential to yield 5 product launches in the next 3 years.

In 2019 and in January and February 2020, we accomplished the following with respect to our product portfolio and our development projects:

•
On February 21, 2019, the FDA issued a decision in favor of the Company regarding the scope of exclusivity for Bendeka™. Pursuant to the decision, no bendamustine product (including generic versions of TREANDA®) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka. Prior to the decision, generic versions of TREANDA were poised to enter the market in November 2019.

•
As of March 29, 2019, the Company and TPIG executed an amendment to the Cephalon License Agreement to terminate Teva's obligation to pay future milestones and royalties on Bendeka sales outside of the U.S., which included an upfront cash payment of $9 million that was recorded as License and other revenue on the consolidated statements of income.

•
On April 13, 2019, the Company and Teva Pharmaceutical Industries Ltd. ("Teva") entered into an Amendment to the Cephalon License Agreement ("Cephalon License"), amending the terms of the License Agreement to increase the U.S. royalty paid to the Company and re-allocate certain litigation expenses. Pursuant to the Amendment, beginning on October 1, 2019, the Company’s royalty payment will increase from 25% to 30% of Bendeka net United States sales, provided that Bendeka’s orphan drug exclusivity has not been rescinded, withdrawn or waived by such date. The royalty rate will increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32%, and it will remain at 32% thereafter. The Amendment also extends the U.S. royalty term for Bendeka until it is no longer sold in the United States. The previous royalty term was set to expire in 2025. The extended term coincides with the bendamustine patents with expiries through 2033. Pursuant to the amendment, Eagle will continue to be responsible for the manufacture of Bendeka for the U.S. market for so long as it is sold in the United States.

•	On April 22, 2019, the Centers for Medicare & Medicaid Services (“CMS”) granted unique J code for Belrapzo.

•
On May 7, 2019, the Company announced positive results of its study to evaluate the neuroprotective effects of Ryanodex secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.

•
On August 5, 2019, the Company announced a clinical development plan to support the submission of a NDA for our fulvestrant formulation. Fulvestrant, an estrogen receptor antagonist with no agonist properties, is approved by the FDA for the treatment of advanced hormone-related breast cancers. The therapeutic effect of fulvestrant relies on its ability to inhibit estrogen receptors ("ER") in cancer cells by binding to and downregulating, or blocking, the ER in breast cancer cells. Eagle’s original formulation of fulvestrant was studied in a clinical trial conducted in 2018 in healthy post-menopausal women. A detailed review of the study data led to the hypothesis that the unique properties of our formulation would potentially allow for greater inhibition of estrogen receptors. Based on this hypothesis, the Company completed additional work designed to further enhance our proprietary drug formulation. The Company met with the FDA and mutually agreed to a clinical program that could provide an efficient approval pathway for our fulvestrant formulation. The main goal of the clinical research program is to determine if the unique properties of our fulvestrant formulation will result in greater inhibition of estrogen receptors, potentially leading to improved efficacy outcomes, including lower disease progression rates, compared to current treatment options. The Company intends to begin a pilot study shortly in healthy female volunteers to evaluate the pharmacokinetics and safety of our formulation. Once the pilot study results are reviewed, a clinical pivotal trial designed to evaluate fulvestrant exposure and estrogen receptor inhibition based upon the parameters determined with the FDA will be conducted in a target patient population. Depending on recruitment rates and other factors, the Company believes the pivotal study could be completed within approximately 12 months of commencing enrollment.

•
On October 7, 2019, we announced that our marketing partner SymBio Pharmaceuticals Limited (“SymBio”) has submitted a New Drug Application (“NDA”) for TREAKISYM ready-to-dilute (“RTD”) liquid formulation in Japan. The NDA covers all indications for which TREAKISYM is currently approved (low-grade non-Hodgkin’s lymphoma, mantle cell lymphoma, and chronic lymphocytic leukemia). SymBio expects to launch the TREAKISYM RTD product in the first quarter of 2021, after obtaining marketing authorization. Approval is expected in Q4 2020, which would trigger a $5 million milestone payment to Eagle. Potential payments to Eagle could reach $10 to $25 million per year in royalties and milestones.

•
On November 12, 2019, we announced that the Company has recruited a total of 41 patients at the 2015, 2018 and 2019 Hajj pilgrimages. We have submitted a plan to the FDA that proposes reviewing the data collectively for all 41 patients. If FDA agrees with this plan, Eagle plans to resubmit the NDA for EHS in response to the Complete Response Letter received in 2017.

•
On December 9, 2019, we announced that the Company has commenced dosing in a pilot clinical study to assess the unique characteristics of its fulvestrant product candidate, which has the potential to enhance ER inhibition and improve patient outcomes. The results of the pilot study will inform the design of the Company’s pivotal trial, which Eagle expects to commence in 2020. Fulvestrant, an estrogen receptor antagonist with no agonist properties, is approved by the FDA for the treatment of advanced hormone-related breast cancers. Breast cancer is the most commonly diagnosed cancer in women, with approximately 290,000 women diagnosed in the U.S. annually and more than 2.8 million breast cancer survivors in the U.S. today.

•
On December 13, 2019, we reached a settlement agreement with Eli Lilly and Company related to the Company’s novel product, PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®. The agreement provides for a release of all claims by the parties and allows for an initial entry of PEMFEXY™ into the market (equivalent to approximately a three week supply of current ALIMTA®utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022.

•
On December 16, 2019, we announced that the FDA granted orphan drug designation (ODD) for Ryanodex® (dantrolene sodium) for the treatment of organophosphate exposure. Organophosphates are a class of chemicals that include potent pesticides and chemical weapons, known as nerve agents. Acute intoxication with organophospates may result in severe consequences, including brain damage and death. About 2,700 people in the United States are treated for accidental exposure to organophosphate pesticides every year. Eagle is currently evaluating Ryanodex for the treatment of brain damage secondary to nerve agent exposure. If approved, Ryanodex would represent the first product available for this indication.

•
On January 6, 2020, we issued a press release announcing a new research agreement with NorthShore University HealthSystem in Evanston, Illinois, focused on studying Ryanodex for traumatic brain injury (TBI) in animal models. TBI can acutely cause brain lesions that result in direct tissue damage that may prompt apoptotic cell mechanisms for several weeks post-injury, which may lead to worsened long-term outcomes. Disruption of certain intracellular mechanisms may affect cell functioning and survival.

•
On January 7, 2020, Tyme Technologies, Inc. and Eagle Pharmaceuticals announced a strategic collaboration to advance oral SM-88 for the treatment of patients with cancer. SM-88 is an investigational agent in two Phase 2 studies for pancreatic cancer and in a Phase 2 study for prostate cancer. Data is expected in 2021.

•
On January 9, 2020, we announced that the Company has resubmitted its New Drug Application ("NDA") for Ryanodex® (dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke ("EHS"), in addition to body cooling, to the FDA. Eagle believes that this submission addresses the Complete Response Letter received in July 2017. A Prescription Drug User Fee Act ("PDUFA") date of six months is anticipated for this class of resubmissions.

•
On January 13, 2020, we issued a press release announcing that the Company and the University of Pennsylvania had agreed on terms of a new exclusive worldwide license agreement for the development of dantrolene sodium for the potential treatment of people living with Alzheimer’s disease, including an agreement to fund additional research and provisions regarding commercialization of products developed under the license.

•	On February 10, 2020, we announced that it has received final approval from the FDA for its novel product, PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®.

We have built an internal commercial team consisting of 47 direct sales representatives, support staff and management who are a part of our independent commercial organization.

Our Competitive Strengths
Our Purpose

We believe that many currently available CNS critical care and oncology injectable drugs and biopharmaceuticals have suboptimal characteristics that do not meet the needs of patients, physicians, nurses or pharmacists. These characteristics can impact safety, shelf life, convenience, waste, cost, and ease of use by practitioners and pharmacy staff. For instance, existing drugs may be packaged inefficiently or come in formulations that require reconstitution or dilution, or which are otherwise difficult or inconvenient to prepare, and which could expose workers to cytotoxic compounds and can result in dosing errors. This can also lead to wasted quantities of drug, inefficiencies in staff time and constrained work flow, reduced shelf life and the need for multiple dosing of individual patients to complete treatment. Likewise the viscosity of many biologic products requires them to be delivered intravenously often in time consuming and sometimes painful treatments for patients. We believe there is a large and unmet market for developing injectable drugs that address the specific needs of patients, physicians, nurses and pharmacists to simplify their use, reduce waste and lower healthcare costs.

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

Because our products are differentiated from the branded reference drugs, we believe we are able to avoid infringing existing patents covering the branded reference drug allowing us to enter the existing market before applicable generic drugs, which may be subject to protracted patent litigation that delays market entry. Protracted litigation is a significant barrier to entry for competitors seeking approval of an ANDA referencing the branded reference product, and our early entry into the market leads to less price erosion due to constrained competition. Our patent holdings include over 30 owned or exclusively-licensed U.S. issued patents and over 10 filed U.S. patent applications, as well as several patents and patent applications that have been filed in various worldwide territories, that we believe protect or will protect, as applicable the market value of our current portfolio of products. We believe that other potential barriers to entry for our competitors consist of the following:

•
our early entry into the market allows us to influence usage patterns when fewer, if any, competitors exist and allows us to market our products as improved versions of the branded reference drug prior to or concurrent with any generic entry, thereby giving us the opportunity to capture significant market share at this early stage. We believe that such early entry into the market will limit later conversions into generic versions of the branded reference drugs, allowing us to maintain market share and favorable pricing;

•	the potential for seven years of exclusivity upon approval of a 505(b)(2) NDA that receives orphan drug status; and

•
the potential for three years of regulatory exclusivity for our future product candidates upon approval, if any, of a 505(b)(2) NDA supported by new clinical investigations (other than bioequivalence and bioavailability studies) essential to approval of the application.

Our product portfolio is focused on oncology, CNS critical care, and orphan diseases and includes five approved products, and several distinct product candidates in advanced development. Additionally, we have other exploratory candidates under our collaborative agreement with AMRI.

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

Strengthen our product portfolio. We intend to continue to strengthen our product portfolio in the areas of oncology, CNS critical care and orphan diseases. We will continue to develop our current product portfolio and leverage our expertise to identify new products with suboptimal characteristics that present us with significant opportunity for revenue generation. In addition to our internal efforts, we will opportunistically in-license or acquire product candidates that fit our therapeutic areas of focus and meet our rigorous evaluation process.

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

Our Products and Product Portfolio

Belrapzo and Bendeka (Licensed to Teva and SymBio) for Chronic Lymphocytic Leukemia ("CLL") and Non-Hodgkin's Lymphoma ("NHL")

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

Belrapzo

On May 15, 2018, the FDA granted final approval for Belrapzo, a ready-to-dilute (“RTD”), multi-dose liquid with extended drug stability for use with a 500mL intravenous, or IV, infusion bag.

Teva License- Bendeka

Bendeka is the same RTD, multi-dose liquid formulation as Belrapzo, with extended drug stability, but for use with a 50 mL IV infusion bag, which enables it to be administered in a shorter time-period than current drugs on the market and represents a label expansion from Belrapzo. We received orphan drug designation for Bendeka for CLL and NHL in July 2014. We entered into the Cephalon License to market this product. See License Agreements - Cephalon License Agreement, below.

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

We believe that the immediate benefits of our Ryanodex® formulation are clinically significant in CNS critical care situations. Specifically, Ryanodex® reduces the amount of time to reconstitute and administer dantrolene from 15 to 20 minutes with Dantrium® and Revonto®, to 1 minute, as the anesthesiologist will be able to mix and administer a dose of 250mg from a single vial of Ryanodex® in contrast to mixing and administering up to 12 or more vials of Dantrium® or Revonto®. A recent retrospective study conducted by MHAUS demonstrated that every 15-minute delay in treating MH resulted in a 7.8% increase in patient complications.

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

On July 26, 2017, the Company received a Complete Response Letter from the FDA regarding its 505(b)(2) NDA for Ryanodex for the treatment of exertional heat stroke ("EHS"), in conjunction with external cooling methods. Based on a meeting with the FDA, the Company conducted an additional clinical trial in August 2018 during the Hajj pilgrimage, similar to the study conducted during the Hajj in 2015. The Company enrolled additional patients in its controlled clinical study of Ryanodex® (dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke (“EHS”) patients during the 2019 Hajj pilgrimage held from August 9-14 in Saudi Arabia. The Company has recruited a total of 41 patients at the 2015, 2018 and 2019 Hajj pilgrimages. Eagle has submitted a plan to the FDA that proposes reviewing the data collectively for all 41 patients. If FDA agrees with this plan, Eagle plans to resubmit the New Drug Application (“NDA”) for EHS.

EP-4104 Ryanodex® (dantrolene sodium) for the treatment of organophosphate exposure (Nerve Agents)

Organophosphates are a class of chemicals that include potent pesticides and chemical weapons, known as nerve agents. Acute intoxication with organophospates may result in severe consequences, including brain damage and death. About 2,700 people in the United States are treated for accidental exposure to organophosphate pesticides every year. Eagle is currently evaluating Ryanodex for the treatment of brain damage secondary to nerve agent (NA) exposure. If approved, Ryanodex would represent the first product available for this indication.

We conducted an initial study in 2017 to evaluate the neuroprotective effects of Ryanodex in a rodent model of NA-induced brain damage. The animal study was conducted in a rat model of acute nerve agent (soman) exposure. Animals were randomized into each of the six study groups, including a positive control and a negative control group. Five groups received standard treatment with HI-6, atropine and midazolam. Four of the groups also received Ryanodex. Surviving animals were evaluated for neuropathology 24 hours post-soman exposure to assess the neuroprotective effects of Ryanodex in this well-established animal model.

In May 2019, we announced positive results of our study to evaluate the neuroprotective effects of Ryanodex®(dantrolene sodium) secondary to nerve agent (NA) exposure, conducted with the United States Army Medical Research Institute of Chemical Defense (USAMRICD), the nation's leading science and technology laboratory in the area of medical chemical countermeasures research and development. The study results show a p-value of 0.04 or less compared to the control group in six critical areas of the brain. We believe these results demonstrate the neuroprotective effects of Ryanodex. It has been hypothesized that nerve agent poisoning triggers intracellular calcium release in the body. The study data supports the proposed mechanism of action of Ryanodex, which modulates intracellular calcium in different organs including the brain.

Limitations of Current Therapies

While the standard treatment of atropine and oxime is essential after exposure to a nerve agent, these drugs are not neuroprotective. There are currently no FDA-approved products that treat acute intoxication with organophospates that may result in severe consequences, including brain damage and death.

Eagle's Solution: Ryanodex

Ryanodex's presentation will initially be an injectable suspension. We believe that Ryanodex may provide significant benefits over the current standard of care, which may not be readily available in most settings.

EP-4104 Clinical Development and Regulatory Status

On December 16, 2019, we announced that the FDA has granted orphan drug designation (ODD) for Ryanodex®(dantrolene sodium) for the treatment of organophosphate exposure. Eagle is currently evaluating Ryanodex for the treatment of brain damage secondary to nerve agent exposure. If approved, Ryanodex would represent the first product available for this indication.

The mission of the FDA’s Office of Orphan Products Development (OOPD) is to advance the evaluation and development of products that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions that affect fewer than 200,000 people in the U.S. In fulfilling that task, the OOPD evaluates scientific and clinical data submissions from sponsors to identify and designate products as promising for rare diseases and to further advance scientific development of such promising medical products. Orphan drug designation provides incentives for sponsors to develop products for rare diseases. These incentives may include a partial tax credit for certain clinical trial expenditures, the waiver of certain FDA user fees, and potential eligibility for seven years of orphan drug marketing exclusivity, if approved.

FDA has recommended that, under the animal rule, an additional study be conducted in a second species. Eagle expects to file a supplement to the current NDA in the second half of 2020.

EP-5101 (PEMFEXY™) for Lung Cancer

EP-5101 is an IV-administered cancer agent indicated for locally advanced or metastatic non-small cell lung cancer and mesothelioma. We have developed EP-5101 as a ready-to-use/dilute liquid form of pemetrexed that will be available in a 25mg/mL per vial. Because our product will be available in liquid form, product reconstitution will not be required, making EP-5101 a preferred formulation under the Joint Commission guidelines.

Currently-Marketed Pemetrexed Product

The branded form of a pemetrexed product is marketed by Eli Lilly and Company ("Lilly") as Alimta. Alimta is approved for use to treat non-small cell lung cancer and mesothelioma. Alimta's lyophilized formulation utilizes pemetrexed disodium. The product presentations for Alimta are 100mg and 500mg single use vials containing lyophilized power that must be reconstituted before patient administration. Once mixed, Alimta must be used within 24 hours due to product stability concerns. According to Lilly, worldwide sales of Alimta for the 2019 calendar year were approximately $2.1 billion.

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

EP-5101 (PEMFEXY™) Development and Regulatory Status

We submitted an NDA for EP-5101 on December 30, 2016 for use in non-small cell lung cancer and mesothelioma. During February 2017, we received confirmation from the FDA that the filing was accepted. On October 27, 2017, we were granted tentative approval for EP-5101 by the FDA. On December 13, 2019, the Company reached a settlement agreement with Lilly related to PEMFEXY. The agreement provides for a release of all claims by the parties and allows for an initial entry of PEMFEXY into the market on February 1, 2022 and a subsequent uncapped entry on April 1, 2022. On February 10, 2020, we received final approval from the FDA for our novel product PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®.

EGL-5385-C-1701 (fulvestrant) for Breast Cancer

Fulvestrant is an injectable estrogen receptor antagonist. It is used for the treatment of hormone receptor positive advanced breast cancer for post-menopausal women whose disease has progressed following treatment with prior endocrine therapy.

Currently-Marketed Fulvestrant Products

The branded form of fulvestrant is Faslodex, a 500mg injectable product marketed by AstraZeneca plc. Worldwide sales of Faslodex were $1 billion in 2018, which included U.S. sales of $537 million.

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
On December 9, 2019, we announced that the Company has commenced dosing in a pilot clinical study to assess the unique characteristics of its fulvestrant product candidate, which has the potential to enhance estrogen receptor ("ER") inhibition and improve patient outcomes. The results of the pilot study will inform the design of the Company’s pivotal trial, which Eagle expects to commence in 2020.

Additional Products in our Portfolio

Vasopressin
Vasopressin injection is indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines. We filed and ANDA in April 2018 for a generic version of VASOSTRICT® (vasopressin IV solution (infusion), which variously covers either vasopressin-containing pharmaceutical compositions or methods of using a vasopressin-containing dosage form to increase blood pressure in humans. In May 2018, the NDA owner filed a lawsuit against us within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In August 2018, Eagle filed an answer and a counterclaim for non-infringement and invalidity of asserted patents, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation is scheduled to take place on March 3, 2020. Trial is scheduled to begin May 18, 2020.

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

Sales and Marketing

Other than products subject to existing commercialization arrangements, we commercialize our product portfolio in the United States with our commercial organization. Ryanodex and Belrapzo are marketed by our internal commercial team consisting of 47 direct sales representatives, support staff and management.

Major Customer

The Company is dependent on its commercial partner to market and sell Bendeka; therefore, the Company's future revenues are highly dependent on the collaboration and distribution arrangement with Teva.

Teva markets Bendeka through the Cephalon License. Pursuant to that license agreement, Teva pays the Company a royalty based on net sales of the product and also purchases the product from the Company. A disruption in this arrangement, caused by among other things, a supply disruption, loss of exclusivity or the launch of a superior product would have a material adverse effect of the Company’s financial position, results of operations and cash flows.

The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2019	2018	2017
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	77%	75%	79%
Other	23%	25%	21%
	100%	100%	100%

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

We are the owner of U.S. Patent No. 8,431,539 expiring July 20, 2031 and covering daptomycin.

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

Cephalon License Agreement

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

On April 13, 2019, the Company and Teva entered into an Amendment to the Cephalon License, amending the terms of the License Agreement to increase the U.S. royalty paid to the Company and re-allocate certain litigation expenses. Pursuant to the Amendment, beginning on October 1, 2019, the Company’s royalty payment will increase from 25% to 30% of Bendeka net United States sales, provided that Bendeka’s orphan drug exclusivity has not been rescinded, withdrawn or waived by such date. The royalty rate will increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32%, and it will remain at 32% thereafter. The Amendment also extends the U.S. royalty term for Bendeka until it is no longer sold in the United States. The previous royalty term was set to expire in 2025. The extended term coincides with the bendamustine patents with expiries through 2033. Pursuant to the amendment, Eagle will continue to be responsible for the manufacture of Bendeka for the U.S. market for so long as it is sold in the United States.

In March 2019, we received an upfront cash payment of $9.0 million upon execution of an amendment to the Cephalon License to terminate Teva’s obligation to pay future milestones and royalties on Bendeka sales outside of the U.S.

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

On October 7, 2019, we announced that SymBio has submitted a NDA for TREAKISYM RTD liquid formulation in Japan. The NDA covers all indications for which TREAKISYM is currently approved (low-grade non-Hodgkin’s lymphoma, mantle cell lymphoma, and chronic lymphocytic leukemia). SymBio expects to launch the TREAKISYM RTD product in the first quarter of 2021, after obtaining marketing authorization. Approval is expected in Q4 2020, which would trigger a $5 million milestone payment to Eagle. Potential payments to Eagle could reach $10 to $25 million per year in royalties and milestones.

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

Government Regulation

FDA Approval Process for Drugs

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act ("FDCA"), and in the case of biologics, the Public Health Service Act (“PHSA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of product from the market, injunctions, fines, civil penalties and criminal prosecution.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, including a prescription drug manufacturer, or a party acting on its behalf, from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce in return for either the referral of an individual, or the purchase, recommendation, leasing, ordering or furnishing of a good, facility, item, or service, for which payment may be made in whole or in part under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted broadly to apply to, among other things, arrangements between pharmaceutical manufacturers, on one hand, and prescribers, purchasers, and formulary managers, on the other. The term "remuneration" expressly includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors, which are narrowly drawn, protecting certain business arrangements from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability in all cases. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), among other things, amended the intent standard under the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA also provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below). Further, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state laws may be broader in scope in that some of these state laws extend to all payors and may not contain safe harbors.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval by the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. The "qui tam" provisions of the federal civil False Claims Act allow a private individual to bring a civil action on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and potentially to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the federal civil False Claims Act. Many of these state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government. There are many potential bases for liability under the federal civil False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, and improper promotion of off-label uses not expressly approved by the FDA in a drug's label. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws.

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

Third-Party Payor Coverage and Reimbursement

The commercial success of our approved product portfolio, as well as our pre-clinical and clinical product portfolio, if and when approved, will depend, in part, upon the availability of coverage and adequate reimbursement from third-party payors at the federal, state and private levels. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. Sales of our product portfolio will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our product portfolio will be paid by health maintenance, managed care, pharmacy benefit, and/or similar healthcare management organizations, or are reimbursed by government health administration authorities, such as Medicare and Medicaid, private health coverage insurers and other third-party payors. The market for our product portfolio will depend significantly on access to third-party payors' formularies, or lists of treatments for which third-party payors provide coverage and reimbursement.

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

•
new requirements under the federal Physician Payments Sunshine Act for manufacturers to report information related to payments and other transfers of value made to physicians, as defined by such law, and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members; and,

•	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities.

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the U.S. Presidential administration to repeal or replace certain aspects of the ACA. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA.

Other healthcare legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of subsequent legislation, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

In addition, the Drug Supply Chain Security Act signed into law on November 27, 2013 imposes on manufacturers of certain pharmaceutical products new obligations related to product tracking and tracing, among others, which will be phased in over ten years.  Among the requirements of this new legislation, manufacturers subject to this federal law will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product.  The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Covered manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed.  Further, under this legislation, covered manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen,  and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

We expect that additional state and federal healthcare reform measures will be adopted in the future. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the current U.S. Presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Previously, the current U.S. Presidential administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. While some of these and other proposed measures may require additional authorization to become effective, Congress and the current U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any additional healthcare reform measures could further constrain our business and/or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product portfolio or additional pricing pressures.

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

Employees

As of December 31, 2019, we had a total of 108 employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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
We have focused primarily on developing a broad product portfolio and currently have final regulatory approval for a limited number of products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. Although we had net income of $14.3 million for the year ended December 31, 2019, $31.9 million for the year ended December 31, 2018 and $51.9 million for the year ended December 31, 2017, we incurred significant net losses prior to 2015.
We have devoted most of our financial resources to product development and may not generate significant revenue from sales of our product candidates in the near-term, if ever. As of December 31, 2019, we commercialize the following main products, Ryanodex, Belrapzo and Bendeka.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our expenses, but we expect to continue to incur substantial expenses, which we expect to increase as we expand our development activities and product portfolio. As a result of the foregoing, we may incur losses and negative cash flows in the future. We believe that our existing cash and cash equivalents, together with interest thereon and expected operating cash flows, are sufficient to fund our future operations and debt costs for a minimum of twelve months.
If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, both internally and through our external joint development agreements, such as with AMRI. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our product commercialization or development efforts could encounter technical or other difficulties that could increase our development costs more than we expect. In any event, we may require additional capital prior to obtaining regulatory approval for, or commercializing, any additional product candidates.

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
In order to raise additional funds to support our operations, we may sell additional equity or incur debt, which could adversely impact our stockholders, as well as our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness results in increased fixed payment obligations. In addition, the incurrence of indebtedness also results in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017 (the "Amended Credit Agreement"). The terms and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40 million and a undrawn revolving credit facility of $110 million. The schedule of principal payments for the new term loan facility has been extended until November 8, 2022.

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
Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. For example, in January 2020, the Company has resubmitted its NDA for Ryanodex® (dantrolene sodium for injectable suspension) for the treatment of EHS, in addition to body cooling, to the FDA. Eagle believes that this submission addresses the Complete Response Letter received in July 2017. Although we believe that this submission addresses the Complete Response Letter received in July 2017, we may receive another Complete Response Letter, rather than approval, for this NDA. Our planned development, approval and commercialization of these product candidates may fail to be completed in a timely manner or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies, which may cause lengthy delays and increased costs to our programs. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. If we do not obtain regulatory approval of new products or additional indications for existing products, or are significantly delayed or limited in doing so, our revenue growth will be adversely affected, we may experience surplus inventory, or our business may be materially harmed and we may need to significantly curtail operations.
If we are unable to differentiate our products or product candidates from branded reference drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the ability to successfully commercialize our product candidates would be adversely affected.
Our strategy is to enter the market no later than the first generic to the applicable branded reference drug. We expect to compete against branded reference drugs and to compete with their generic counterparts that will be sold for a lower price. Although we believe that our products and product candidates will be clinically differentiated from branded reference drugs and their generic counterparts, if any, it is possible that such differentiation will not impact our market position. If we are unable to achieve significant differentiation for our products or product candidates against other drugs, the opportunity for our products and product candidates to achieve premium pricing and be commercialized successfully would be adversely affected.
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
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for those small molecule product candidates described in this Annual Report on Form 10-K.

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
In addition, we expect that our competitors will file citizens' petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit.
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
We have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval. There can be no assurance that the FDA will ultimately approve any submitted NDA by us in a timely fashion. For example, in March of 2016 we received a Complete Response Letter from the FDA stating that while their initial review of our NDA for EP-6101 was complete, they could not approve the application in its present form and requested additional information. We have elected not to pursue the application further or seek to exploit EP-6101 for various reasons including the costs associated with addressing the information request in the FDA's Complete Response Letter and because additional generic bivalirudin products have entered or are entering the market. Additionally, in July of 2017 we received a Complete Response Letter from the FDA regarding our 505(b)(2) NDA for Ryanodex for the treatment of EHS, in conjunction with external cooling methods. On January 9, 2020, we announced that the Company has resubmitted its NDA for RYANODEX® (dantrolene sodium for injectable suspension) for the treatment of EHS, in addition to body cooling, to the FDA. Although we believe that this submission addresses the Complete Response Letter received in July 2017, we may receive another Complete Response Letter, rather than approval, for this NDA.
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
We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates (1) the laws of the FDA and similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulatory bodies; (2) health care laws and regulations, including fraud and abuse laws of the United States and similar foreign fraudulent misconduct laws; and (3) laws requiring the reporting of financial information or data accurately. Specifically, the promotion, sales and marketing of health care items and services, as well as certain business arrangements in the health care industry are subject to extensive laws designed to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter employee and other third-party misconduct. The precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, integrity obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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

•
federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit and impose penalties for, among other things, individuals or entities knowingly presenting, or causing to be presented, claims for payment or approval from the federal government including Medicare, Medicaid or certain other governmental health care programs that are false or fraudulent or knowingly making or causing to be made a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

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

•
the federal Physician Payments Sunshine Act, created under Section 6002 of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services' Centers for Medicare & Medicare Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;

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
Efforts to ensure that our business arrangements will comply with applicable health care laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, integrity obligations, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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
We derive a substantial portion of our revenue from royalties derived from the sales of one product: Bendeka. This product is sold by our partner Teva Pharmaceuticals. During the year ended December 31, 2019, Bendeka accounted for approximately 77% of our total revenue. The sale of our products can be significantly influenced by the efforts of our partners, which are out of our control, as well as market conditions and regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions or entry into the market for competing products, or as a result of regulatory actions related to our products or competing products, which could have a material impact on our results of operations and financial condition.

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

•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires or public health issues or pandemics including the coronavirus.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of our competitors both in the United States and internationally, include major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Ryanodex, and products with dantrolene sodium as the API, is currently marketed in the United States by, among others, Endo International plc, Impax Laboratories, Inc., Hikma Pharmaceuticals, LLC, US WorldMeds, LLC, Mylan Institutional, LLC, and Elite Laboratories, Inc. While our formulations of this product is distinct, and we believe improvements, compared to those competitors mentioned, competition from these products on factors such as price and availability effect our commercial efforts. Additionally, we must compete with alternative drug treatments (as opposed to alternative formulations) for many of the indications that our products are approved to treat.
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
Successful sales of our products and any other approved product candidates depend on the availability of adequate coverage and reimbursement from third party payors. Patients who are prescribed medications for the treatment of their conditions generally rely on third party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental health care programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Reimbursement by a third party payor may depend upon a number of factors, including but not limited to, the third party payor’s determination that use of a product is: a covered benefit under its health plan; safe, effective, and medically necessary; appropriate for the specific patient; cost-effective; and/or neither cosmetic, experimental, nor investigational.
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

By way of example, in March 2010, the ACA was passed, which significantly changed health care financing by both governmental and private insurers. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the U.S. Presidential administration to repeal or replace certain aspects of the ACA.. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015 as well as other legislative amendments, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, under the Drug Supply Chain Security Act signed into law on November 27, 2013, certain drug manufacturers will be subject to product identification, tracing and verification requirements, among others,  that are designed to improve the detection and removal of counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain.  These requirements will be phased in over several years and compliance with this law will likely increase the costs of the manufacture and distribution of drug products, which could have an adverse effect on our financial condition.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the current U.S. Presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the U.S. Presidential administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. While some of these and other proposed measures may require additional authorization to become effective, Congress and the current U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.
.

Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third party contract research organizations (each a “CRO”) to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA regulations and other laws regarding current good clinical practice (“ GCP”), which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Council for Harmonization, or ICH, guidelines for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our product candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat clinical trials, which would delay the regulatory approval process.
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

In 2015, we entered into the Cephalon License, with Cephalon (Teva) for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, as has been amended from time to time,

Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

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
In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. We have entered into collaboration and promotion agreements with third parties, such as the agreement with AMRI, but there is no assurance these arrangements will be successful. If we are unable to enter into any future development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell future approved products, if any, in all of the territories outside of the United States where it may otherwise be valuable to do so.
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
On January 7, 2020, Tyme Technologies, Inc. and Eagle Pharmaceuticals announced a strategic collaboration to advance oral SM-88 for the treatment of patients with cancer. If we are able to establish additional collaboration arrangements, any such collaborations, in addition to the collaboration with Tyme, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third party for development and commercialization of a product or product candidate, including Tyme, we can expect to relinquish some or all of the control over the future success of that product or product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development.

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

If we are unable to maintain our group purchasing organization, ("GPO"), relationships, our revenues could decline and future profitability could be jeopardized.
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
As of December 31, 2019, we had a total of 108 employees in the United States. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.
We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell our products and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Our Revised Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Revised Credit Agreement, we are required to comply with (a) a maximum senior secured net leverage ratio, (b) a maximum total net leverage ratio and (c) a minimum fixed charge coverage ratio. These terms may restrict our ability to operate our business in the manner we deem most effective or desirable, and may restrict our ability to fund our operations through new public offerings of our common stock or strengthen our candidate development pipeline through acquisitions or licenses which cause us to exceed our maximum senior secured net leverage ratio.
Although we have not currently drawn on the Revised Credit Agreement, failure to comply with the representations and warranties or affirmative and negative covenants could constitute an event of default which, if continued beyond the cure period, would allow the administrative agent, at the request of or with the consent of the lenders holding a majority of the loans and commitments under the facility, to terminate the commitments of the lenders to make further loans and declare all the obligations of the loan parties under the Revised Credit Agreement to be immediately due and payable, either of which could harm our business.

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
Ryanodex® (dantrolene sodium), Belrapzo, and Bendeka ® among other products have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. Once our products are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Ryanodex, Belrapzo, and Bendeka, among other of our products, have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. One or more third parties may also challenge the patents that we control covering our products in court or the USPTO, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
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
As of December 31, 2019, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own a significant percentage of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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
As of February 24, 2020 we had 13,679,350 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

In addition, shares issued upon exercise of vested options are eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, ("the Securities Act"). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Pursuant to our 2014 Equity Incentive Plan, ("the 2014 Plan"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will automatically increase each year by 6% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 Plan each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are at risk of securities class action and similar litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On May 31, 2016, a federal securities class action suit was brought against us seeking compensatory damages in connection with, among other things, the EP-6101 Complete Response Letter. Such lawsuit was dismissed with prejudice in August 2017, however, any similar litigation in the future, could result in substantial cost and a diversion of management's attention and resources, which could harm our business.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or any action asserting a claim governed by the internal affairs doctrine. This forum selection provision does not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the federal courts have exclusive jurisdiction.
This forum selection provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this forum selection provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019 we conducted all of our commercial operations for Eagle Pharmaceuticals, Inc. at our 20,497 square foot leased office space located at 50 Tice Boulevard, Suite 315, Woodcliff Lake, NJ 07677. The lease will expire in June 2025.

As of December 31, 2019, we conducted all of our non-outsourced operations at a leased space located at 47 Moulton St. Cambridge, MA 02138. The lease will expire in October 2023.

We consider our current facilities suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

The disclosures under Note 13. Legal Proceedings in the Consolidated Financial Statements included in Part IV, Item 15 of this report are incorporated into this Part I, Item 3 by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been listed on The Nasdaq Global Market under the symbol “EGRX” since February 12, 2014. Prior to that date, there was no public trading market for our common stock.

Record Holders
As of February 24, 2020, we had 4 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price per share of our common stock on February 24, 2020 was $51.10.
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
Stock Performance Graph
The following information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended, ("the Exchange Act"), or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of Eagle Pharmaceuticals, Inc. under the Exchange Act or the Securities Act of 1933, as amended, ("the Securities Act"), except to the extent we specifically incorporate it by reference into such filing.
The following graph shows a five year comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2014 in the common stock of Eagle Pharmaceuticals, Inc, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company / Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Eagle Pharmaceuticals, Inc	$100	$501	$448	$302	$228	$339
Nasdaq Composite	$100	$106	$114	$146	$140	$190
NASDAQ Biotechnology	$100	$111	$87	$105	$95	$118

Recent Sales of Unregistered Securities
Pursuant to a Warrant to Purchase Common Stock, dated September 2018, the Company issued a warrant to FoxKiser LLP to purchase 7,467 shares of the Company's common stock at an exercise price of $66.96 per share in connection with certain services rendered to the Company. This warrant was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
The following table provides information about purchases of our equity securities during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)(2)(3)(4)(5)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
October 1, 2019 to October 31, 2019	—	$—	—	85,000
November 1, 2019 to November 30, 2019	52,371	$56.53	52,371	82,039
December 1, 2019 to December 31, 2019	—	$—	—	82,039
Total	52,371	$56.53	52,371

(1) All shares repurchased by the Company in this table were repurchased pursuant to the Share Repurchase Program. On October 30, 2018, the Company announced a new repurchase program approved by the Board that included up to $100 million in repurchases, the “2018 Share Repurchase Program”. Under the 2018 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Under the 2018 Share Repurchase Program, the additional repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash resources.

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
The statement of operations data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 and the balance sheet data as of December 31, 2019, 2018, 2017, 2016 and 2015, are derived from our audited consolidated financial statements. Our audited consolidated financial statements have been prepared in U.S. dollars in accordance with U.S. GAAP.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

		Year Ended December 31,
Statement of Operations Data:	2019	2018	2017	2016	2015
		(in thousands except share and per share amounts)
Total revenue	$195,892	$213,312	$236,707	$189,482	$66,227
Cost of product sales	47,891	42,374	33,714	35,785	7,762
Cost of royalty revenue	13,006	19,542	23,472	19,521	7,885
Research and development	36,810	44,419	32,607	28,289	27,855
Selling, general and administrative	76,370	60,509	71,416	53,329	20,165
Income from Operations	21,815	36,616	73,990	53,351	2,560
Income tax provision (benefit)	7,685	2,135	21,002	(28,026)	3
Net income attributable to common stockholders	14,313	31,903	51,943	81,453	2,571
Earnings per share- basic	$1.04	$2.16	$3.44	$5.24	$0.17
Earnings per share- diluted	$1.01	$2.09	$3.27	$4.96	$0.16
Weighted average common shares outstanding- basic	13,754,516	14,768,625	15,102,890	15,533,681	15,250,154
Weighted average common shares outstanding- diluted	14,138,733	15,278,651	15,908,211	16,434,104	16,253,781

		December 31,
Balance Sheet Data:	2019	2018	2017	2016	2015
		(in thousands)
Cash and cash equivalents	$109,775	$78,791	$114,657	$52,820	$79,083
Accounts receivable	48,004	66,486	53,821	42,194	26,267
Total assets	254,554	238,603	270,060	214,320	124,605
Total current liabilities	38,823	39,686	47,302	40,965	34,262
Long-term debt, less current portion	33,557	38,155	42,905	—	—
Retained earnings (Accumulated deficit)	72,500	58,187	26,284	(25,659)	(107,112)
Total stockholders' equity	$179,174	$160,762	$179,144	$151,226	$90,343

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

Overview
Our business model is to develop proprietary innovations to FDA-approved, injectable drugs that offer commercial and/or functional advantages to currently available alternatives. We have historically been, and will continue to primarily be, focused on developing and commercializing injectable drugs, primarily in the CNS critical care and oncology areas, using the FDA's 505(b)(2) New Drug Application (“NDA”) regulatory pathway. In addition, we plan to continue to market and/or commercialize our products through marketing partners and/or through our growing internal direct sales force.

Our product portfolio now includes three main approved products: Ryanodex; Belrapzo; and Bendeka. Our primary commercial partner is Teva, which through its subsidiary Cephalon, Inc. ("Cephalon") markets Bendeka.

We have final approval from the FDA for our novel product PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®.

We currently have multiple product candidates in advanced stages of development, and/or under review for approval by the FDA. Our advanced product candidates are EP-4104 (dantrolene sodium for exertional heat stroke (“EHS”)) (“EP-4104”), and EGL-5385-C-1701 (fulvestrant). EP-4104 and EGL-5385-C-1701, both unapproved, may address unmet medical needs in major specialty markets. Vasopressin is our first to file Abbreviated New Drug Application ("ANDA") that references Endo's Vasostrict® indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines. Our ANDA submission was accepted for filing by the FDA in March 2018. These projects and others noted below have the potential to yield 5 product launches in the next 3 years.

In 2019 and in January 2020, we accomplished the following with respect to our product portfolio and our development projects:

•
On April 13, 2019, the Company and Teva entered into an Amendment to the Cephalon License, amending the terms of the License Agreement to increase the U.S. royalty paid to the Company and re-allocate certain litigation expenses. Pursuant to the Amendment, beginning on October 1, 2019, the Company’s royalty payment will increase from 25% to 30% of Bendeka net United States sales, provided that Bendeka’s orphan drug exclusivity has not been rescinded, withdrawn or waived by such date. The royalty rate will increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32%, and it will remain at 32% thereafter. The Amendment also extends the U.S. royalty term for Bendeka until it is no longer sold in the United States. The previous royalty term was set to expire in 2025. The extended term coincides with the bendamustine patents with expiries through 2033. Pursuant to the amendment, Eagle will continue to be responsible for the manufacture of Bendeka for the U.S. market for so long as it is sold in the United States.

•
On May 7, 2019, the Company announced positive results of its study to evaluate the neuroprotective effects of Ryanodex secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.

•
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

•
On December 9, 2019, we announced that the Company has commenced dosing in a pilot clinical study to assess the unique characteristics of its fulvestrant product candidate, which has the potential to enhance estrogen receptor ("ER") inhibition and improve patient outcomes. The results of the pilot study will inform the design of the Company’s pivotal trial, which Eagle expects to commence in 2020. Fulvestrant, an estrogen receptor antagonist with no agonist properties, is approved by the FDA for the treatment of advanced hormone-related breast cancers. Breast cancer is the most commonly diagnosed cancer in women, with approximately 290,000 women diagnosed in the U.S. annually and more than 2.8 million breast cancer survivors in the U.S. today.

•
On December 13, 2019, we reached a settlement agreement with Eli Lilly and Company related to the Company’s novel product, PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®. The agreement provides for a release of all claims by the parties and allows for an initial entry of PEMFEXY™ into the market (equivalent to approximately a three week supply of current ALIMTA®utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022.

•
On December 16, 2019, we announced that the FDA has granted orphan drug designation (ODD) for Ryanodex®(dantrolene sodium) for the treatment of organophosphate exposure. Organophosphates are a class of chemicals that include potent pesticides and chemical weapons, known as nerve agents. Acute intoxication with organophospates may result in severe consequences, including brain damage and death. About 2,700 people in the United States are treated for accidental exposure to organophosphate pesticides every year. Eagle is currently evaluating Ryanodex for the treatment of brain damage secondary to nerve agent exposure. If approved, Ryanodex would represent the first product available for this indication.

•
On January 7, 2020, Tyme Technologies and Eagle Pharmaceuticals announced a strategic collaboration to advance oral SM-88 for the treatment of patients with cancer. SM-88 is an investigational agent in two Phase II studies for pancreatic cancer and in a Phase II study for prostate cancer. Data is expected in 2021.

•
On January 9, 2020, we announced that the Company has resubmitted its New Drug Application ("NDA") for Ryanodex®(dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke ("EHS"), in addition to body cooling, to the FDA. Eagle believes that this submission addresses the Complete Response Letter received in July 2017. A Prescription Drug User Fee Act ("PDUFA") date of six months is anticipated for this class of resubmissions.

Financial Operations Overview
Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
Product Sales. As of December 31, 2019, our primary products were Bendeka, Ryanodex, and Belrapzo. Bendeka is sold to our commercial partner Teva. Argatroban is generally sold directly to our commercial partners Chiesi and Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex and Belrapzo have been sold directly to wholesalers, hospitals and surgery centers through a third party logistics partner. Diclofenac-misoprostol was divested in March 2016. We continued to market diclofenac-misoprostol through the first quarter of 2018 until such time that the purchaser was able to launch the product. As part of a restructuring initiative, we ceased selling Non-Alcohol Docetaxel Injection by September 30, 2018.

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

Results of Operations
Comparison of Years Ended December 31, 2019 and December 31, 2018

Revenues

	Year Ended December 31,		Increase / (Decrease)
	2019	2018
	(in thousands)
Product sales	$73,989	$70,385	$3,604
Royalty revenue	112,903	142,927	(30,024)
License and other revenue	9,000	—	9,000
Total revenue	$195,892	$213,312	$(17,420)

Product sales increased $3.6 million in the year ended December 31, 2019, primarily driven by increases in product sales of Belrapzo of $6.8 million, which was due to volume increases and Bendeka of $6.4 million, which was also due to volume increases. The increased sales were partially offset by decreases in product sales of Ryanodex of $7.2 million due to lower volume on a low reorder cycle period and the discontinuation of Non-Alcohol Docetaxel Injection in September 2018 that resulted in a negative impact to revenues of $2.6 million.

Royalty revenue decreased $30.0 million in the year ended December 31, 2019 as a result of decreases in royalties on Teva's sales of Bendeka of $23.2 million and royalties on sales of Argatroban of $6.8 million.

License and other revenue for the year ended December 31, 2019 represents an upfront cash payment of $9.0 million upon execution of an amendment to the Cephalon License to terminate Teva’s obligation to pay future milestones and royalties on Bendeka sales outside of the U.S.

Cost of Revenue

	Year Ended December 31,		Increase / (Decrease)
	2019	2018
	(in thousands)
Cost of product sales	$47,891	$42,374	$5,517
Cost of royalty revenue	13,006	19,542	(6,536)
Total cost of revenue	$60,897	$61,916	$(1,019)

Cost of product sales increased $5.5 million in the year ended December 31, 2019, primarily as a result of increased product sales of Belrapzo and Bendeka, partially offset by the discontinuation of Non-Alcohol Docetaxel Injection in September 2018 and decreased product sales of Ryanodex and Argatroban.

Cost of royalty revenue decreased $6.5 million in the year ended December 31, 2019 due to the decrease in royalty revenue for Bendeka and Argatroban.

Research and Development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Year Ended December 31,		(Decrease) / Increase
	2019	2018
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$5,053	$21,687	$(16,634)
Vasopressin	7,779	1,029	6,750
Ryanodex EHS “EP-4104”	5,192	$3,845	1,347
All other projects	3,980	$4,437	(457)
Salary and other personnel related	$14,806	$13,421	1,385
Research and development	$36,810	$44,419	$(7,609)

The decrease primarily resulted from a decrease in project spending for EGL-5385-C-1701 (the Company’s fulvestrant formulation) relating to the clinical study which completed randomization of 600 subjects in the first half of 2018. This decrease was partially offset by increased spend related to the Company's vasopressin injection ANDA filing and spending on the resubmitted New Drug Application (“NDA”) for Ryanodex® (dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke (“EHS”).

Selling, General and Administrative

	Year Ended December 31,		Increase
	2019	2018
	(in thousands)
Selling, general and administrative	$76,370	$60,509	$15,861

This increase is primarily related to an increase of $9.6 million in external legal fees related to ongoing litigation matters, increased compensation costs, including stock compensation expense, of $6.6 million and $0.6 million increase in professional fees. These increases were partially offset by a decrease of $0.9 million in sales and marketing direct costs.

Other Income, net

	Year Ended December 31,		Increase / Decrease
	2019	2018
	(in thousands)
Interest income	$2,169	$158	$2,011
Interest expense	(2,686)	(2,736)	50
Other income	700	—	700
Total other income, net	$183	$(2,578)	$2,761

Interest income increased $2.0 million primarily due to the Company’s short term investing initiatives with cash on hand throughout 2019 as compared to 2018.

Interest expense decreased primarily due to lower total long-term debt outstanding due to recurring principal payments required by the Revised Credit Agreement.

Other income represents an amount related to a settlement agreement executed in December 2019 with Eli Lilly and Company (“Lilly”) related to the Company’s product, PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®. The agreement provides for a release of all claims by the parties related to an antitrust complaint filed by the Company and an alleged patent infringement based on the filing of the Company’s 505(b)(2) NDA. The Settlement also allows for an initial entry of PEMFEXY™ into the market (equivalent to approximately a three week supply of current ALIMTA®utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022.

Provision for income taxes

	Year Ended December 31,
	2019	2018
	(in thousands)
Provision for income taxes	$7,685	$2,135
Effective tax rate	35%	6%

The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for 2018 reflects tax benefits related to stock option exercises in the period as well as credits for research and development activity partially offset by the impact of certain non-deductible executive compensation

Net Income

Net income for the year ended December 31, 2019 was $14.3 million as compared to a net income of $31.9 million for the year ended December 31, 2018, as a result of the factors discussed above.

Comparison of Years Ended December 31, 2018 and December 31, 2017

	Year Ended December 31,		Increase / (Decrease)
	2018	2017
	(in thousands)
Product sales	$70,385	$45,327	$25,058
Royalty revenue	142,927	153,880	(10,953)
License and other revenue	—	37,500	(37,500)
Total revenue	$213,312	$236,707	$(23,395)

Product sales increased $25.1 million in the year ended December 31, 2018, primarily driven by the FDA approval and launch of Belrapzo in May 2018 which generated $22.9 million of 2018 revenues accompanied by increases in product sales of Bendeka of $8.3 million, of which $8.2 million was due to price increases and $0.1 million was due to volume increases. Additionally, product sales for Ryanodex increased by $2.7 million, of which $2.6 million was due to price increases and $0.1 million was due to volume increases. The increases were partially offset by decreases in product sales for Argatroban of $3.7 million, and in Non-Alcohol Docetaxel Injection of $3.8 million due to its discontinuation in September 2018.

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

Cost of product sales increased $8.7 million in the year ended December 31, 2018, primarily as a result of increased product sales of Belrapzo and Bendeka, offset by decreased product sales of Argatroban, Non-Alcohol Docetaxel Injection, and diclofenac-misoprostol.

Cost of royalty revenue decreased $3.9 million in the year ended December 31, 2018 due to the non-recurrence of both the $25.0 million milestone realized under the Cephalon agreement, related to Teva reaching $500 million in cumulative net sales of Bendeka, and the $12.5 million upfront cash payment earned under the SymBio License Agreement during the year ended December 31, 2017.

Research and Development

	Year Ended December 31,		Increase / (Decrease)
	2018	2017
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$21,687	$10,245	$11,442
Ryanodex EHS “EP-4104”	3,845	2,987	858
Vasopressin	1,029	—	1,029
Ryanodex OD / NA	810	971	(161)
Pemetrexed “EP-5101”	290	1,982	(1,692)
All other projects	3,337	4,093	(756)
Salary and other personnel related	13,421	12,329	1,092
Total research and development	$44,419	$32,607	$11,812

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

Restructuring Charge

As part of its ongoing organizational review, the Company engaged in a restructuring initiative to rationalize its product portfolio and focus its physical sites. These measures included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection in June 2018 and plans to rationalize research and development operations. Charges consist of inventory and related reserves, certain asset impairment charges related to property, plant and equipment, and personnel related costs. The restructuring costs were $7.9 million for the year ended December 31, 2018.

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

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, product development costs, operating expenses as well as strategic business and product acquisitions and repurchases of our common stock. Cash and cash equivalents were $109.8 million, and $78.8 million as of December 31, 2019 and December 31, 2018, respectively.
For the year ended December 31, 2019, we recorded net income of $14.3 million. As of December 31, 2019, we had a working capital surplus of $140.6 million. For the year ended December 31, 2018, we recorded net income of $31.9 million.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for at least the next twelve months.
We expect to use future loans, if any, under the Credit Facility, for general corporate purposes and any strategic acquisitions.

Operating Activities:
Net cash provided by operating activities for the year ended December 31, 2019 was $56.0 million. Net income for the same period was $14.3 million before non-cash adjustments of approximately $27.3 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and amortization of debt issuance costs. Net changes in working capital increased cash provided from operating activities by $14.4 million, due to a decrease in accounts receivable of $18.5 million primarily due to Belrapzo launch in 2018, a decrease in inventory of $1.7 million, an increase in accrued expenses and other liabilities of $4.1 million, partially offset by an increase in other assets of $0.6 million, a decrease in prepaid expenses and other current assets of $4.8 million, and a decrease in accounts payable of $4.5 million. The total amount of accounts receivable at December 31, 2019 was approximately $48.0 million. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.
Net cash provided by operating activities for the year ended December 31, 2018 was $52.4 million. Net income for the same period was $31.9 million offset by non-cash adjustments of approximately $28.4 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, amortization of debt issuance costs, change in fair value of contingent consideration, asset impairment charge and fair value adjustment related to restructuring. Net changes in working capital decreased cash provided from operating activities by $7.9 million, due to an increase in accounts receivable of $12.7 million, an increase in inventory of $5.6 million, an increase in accrued expenses and other liabilities of $8.1 million, an increase in other assets of $0.6 million partially offset by a decrease in prepaid expenses and other current assets of $4.8 million, and a decrease in accounts payable of $2.1 million. The total amount of accounts receivable at December 31, 2018 was approximately $66.5 million, which included approximately $25.3 million from product sales, $35.7 million from royalty income, and $5.5 million related to cost reimbursements. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.

Net cash provided by operating activities for the year ended December 31, 2017 was $58.9 million. Net income for the same period was $51.9 million offset by non-cash adjustments of approximately $36.5 million principally from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, asset impairment charge, amortization of debt issuance costs, and change in fair value of contingent consideration. Net changes in working capital decreased cash provided from operating activities by $29.6 million, due to an increase in accounts receivable of $11.6 million, an increase in inventory of $2.4 million partially offset by a decrease in prepaid expenses and other current assets of $2.0 million, a decrease in accounts payable of $8.5 million, a decrease in accrued expenses and other liabilities of $9.1 million. The total amount of accounts receivable at December 31, 2017 was approximately $53.8 million, which included approximately $13.3 million from product sales, $36.4 million from royalty income, and $4.1 million related to cost reimbursements, all with payment terms of 45 days. Royalty income is receivable with terms of 45 days and starts at the end of the quarter to which it relates, the immediately preceding quarter.

Investing Activities:

During the years ended December 31, 2019, 2018 and 2017, we invested $0.8 million, $0.1 million, and $4.4 million, respectively, for the purchase of property and equipment.

During the year ended December 31, 2017, we invested $0.8 million related to the purchase of the Ryanodex intangible.

Financing Activities:

Net cash used in financing activities for the year ended December 31, 2019 was $24.2 million, primarily resulting from principal payments for debt required by the Revised Credit Agreement of $6.0 million and payments related to the repurchases of our common stock of $18.0 million.

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

Contractual Obligations
Our future material contractual obligations include the following (in thousands):

Obligation	Total	2020	2021	2022	2023	2024	Beyond
Operating leases (1)	$6,607	$1,345	$1,362	$1,376	$1,291	$820	$413
Credit facility	39,000	5,000	8,000	26,000	—	—	—
Purchase obligations (2)	18,329	18,329	—	—	—	—	—
Total obligations	$63,936	$24,674	$9,362	$27,376	$1,291	$820	$413

(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on October 31, 2023. Rental expense was $1,146, $571, and $664, for the year ended December 31, 2019, 2018, and 2017, respectively. The remaining future lease payments under the operating leases, exclusive of any renewal option periods, are $6,607 as of December 31, 2019, payable monthly through June 30, 2025 and October 31, 2023.
(2) As of December 31, 2019, the Company has purchase obligations in the amount of $18,329 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This standard is effective for fiscal years beginning after December 15, 2019 and we will adopt the standard effective January 1, 2020. We have performed an assessment and determined that adoption will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We have performed an assessment and determined that adoption will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard is effective beginning January 1, 2021, with early adoption permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

The Company adopted FASB ASU No. 2016-02, “Leases (Topic 842)” ("ASU 2016-02") as of January 1, 2019 to increase transparency and comparability among organizations, which included recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The Company adopted ASU 2016-02 using the modified retrospective approach and did not recognized a cumulative-effect adjustment to the opening balance of Retained earnings. The Company elected a number of optional practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The primary impact upon adoption was the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets, in an amount of approximately $3 million as of the adoption date. The Company may enter into future long-term lease agreements or exercise renewal options contained in existing lease agreements that could have a material impact on the right of use assets and obligations reflected on the consolidated balance sheets.

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
Our significant accounting policies are more fully described in Note 2 to our financial statements included in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, share-based compensation, income taxes, other intangibles assets, net and goodwill described below are “critical accounting estimates.”
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for Belrapzo and Ryanodex are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2019.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in an acquisition. Goodwill is not amortized, but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the reporting unit’s goodwill is less than it's carrying amount. The Company did not identify any impairment to goodwill during the periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $109.8 million held primarily in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, however, due to the short-term duration of our money market mutual funds and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio.

Our exposure to interest rate risk also relates to our variable-rate indebtedness associated with our Revised Credit Agreement. As of December 31, 2019 and 2018, the aggregate principal amount of such variable-rate indebtedness was $39.0 million and $44.4 million, respectively. Borrowings under the Revised Credit Agreement may from time to time bear interest at variable rates, which rates are further described in Note 6. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report. As of December 31, 2019 and 2018, a hypothetical 1% increase in the applicable rate would not have a material effect on the incremental annual interest expense related to our variable-rate debt borrowings.

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

As of December 31, 2019, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2019. Management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented therein.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Eagle's management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
BDO USA, LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2019. This attestation report appears below.

/s/ Scott Tarriff
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, NJ
Opinion on Internal Control over Financial Reporting
We have audited Eagle Pharmaceuticals, Inc. (the "Company's") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Eagle Pharmaceuticals, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 2, 2020

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

4.3	(1)	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	†
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

10.9	*
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

10.11	*
License and Sublicense Agreement, by and between the Registrant and Lyotropic Therapeutics, Inc., dated October 16, 2008 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.12	*
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

10.18	*
Exclusive License Agreement, by and between the Registrant and Cephalon, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A, SEC File No. 001-36306, filed February 12, 2016)

10.19	*
Settlement and License Agreement, by and between the Registrant and Cephalon, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed May 15, 2015)

10.20	†
Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015), as amended and restated by the Eagle Pharmaceuticals, Inc. Amended and Restated Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 16, 2019).

10.21	†	Form of Letter Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)
10.22	*
License Agreement, by and between the Registrant and Teikoku Pharma USA, Inc., dated October 13, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 29, 2016)

10.23	*
Co-Promotion Agreement, by and between the Registrant and Spectrum Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 29, 2016)

10.24	†
Offer Letter by and between the Registrant and David Pernock dated January 2, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 19, 2016)

10.25
Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated January 26, 2017 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017) as amended and restated by the Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 9, 2017), and as amended and restated by the Second Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated November 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 12, 2019).

10.26
Amendment to License and Sublicense Agreement, by and between the Registrant and Lyotropic Therapeutics, Inc., dated August 3, 2016 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017)

10.27	†
Offer Letter between the Registrant and Pete A. Meyers dated May 12, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed May 15, 2017)

10.28	*
Product Collaboration and License Agreement, by and between the Registrant and SymBio Pharmaceuticals Limited, effective as of September 19, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 8, 2017)

10.29	†
Form of Restricted Stock Unit Grant Package (2014 Equity Incentive Plan) (incoporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-36306, filed February 26, 2018)

10.30	†
Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan) (incoporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-36306, filed February 26, 2018)

10.31
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

10.32	(1)	Fifth Amendment to Lease Agreement between the Registrant and CAPSTONE TICE BLVD LLC. dated as of August 8, 2019
10.33
Fourth Amendment to Exclusive License Agreement, by and between the Registrant and Teva Pharmaceuticals International GmbH, dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2019).

10.34	(1)+	Settlement Agreement, by and between the Registrant and Eli Lilly and Company, dated December 13, 2019.
10.35	(1)+	Co-Promotion Agreement with Tyme Technologies, Inc., dated January 7, 2020.
10.36
Securities Purchase Agreement, between the Registrant and Tyme Technologies, Inc., dated January 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2020).

21.1	(1)	List of subsidiaries of Eagle Pharmaceuticals, Inc.
23.1	(1)	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm
24.1		Power of Attorney (incorporated by reference to this signature page of this Annual Report on Form 10-K)
31.1	(1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	(1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	(2)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		iXBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		iXBRL Taxonomy Extension Schema
101.CAL		iXBRL Taxonomy Extension Calculation Linkbase
101.DEF		iXBRL Taxonomy Extension Definition Linkbase
101.LAB		iXBRL Taxonomy Extension Labels Linkbase
101.PRE		iXBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments
†Management contract or compensatory plan or arrangement.
*Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

+Certain portions of the exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.
(1) Filed herewith.
(2) Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

Item 16. Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2020.

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

Signature	Title	Date

/S/ SCOTT TARRIFF Scott Tarriff	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020

/S/ PETE A. MEYERS Pete A. Meyers	Chief Financial Officer (Principal Accounting and Financial Officer)	March 2, 2020

/S/ MICHAEL GRAVES Michael Graves	Chairman of the Board of Directors	March 2, 2020

/S/ STEVEN RATOFF Steven Ratoff	Member of the Board of Directors	March 2, 2020

/S/ JENNIFER K. SIMPSON Jennifer K. Simpson	Member of the Board of Directors	March 2, 2020

/S/ ROBERT L. GLENNING Robert L. Glenning	Member of the Board of Directors	March 2, 2020

/S/ RICHARD A. EDLIN Richard A. Edlin	Member of the Board of Directors	March 2, 2020

INDEX TO FINANCIAL STATEMENTS OF
EAGLE PHARMACEUTICALS, INC.

APPENDIX A

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principles

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases.  The effects of the adoption are described in Note 2 to the consolidated financial statements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Variable Consideration
As described in Note 2 to the consolidated financial statements, revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount that should be included in the transaction price to which the Company expects to be entitled. Estimates of variable consideration are made using the expected value method and based largely on an assessment of the Company’s anticipated performance and relevant information (historical, current and forecasted) that is reasonably available. The Company enters into revenue contracts with oncology distributors and hospital buying groups that give rise to variable consideration, including chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions.
We identified the Company’s estimation of variable consideration related to chargebacks and returns for certain product sales made to oncology supply centers and hospital buying groups as a critical audit matter. These estimates included consideration of: (i) assumptions related to the calculation of the related variable consideration, and (ii) limited historical sales and chargeback information. Auditing these elements involved especially challenging auditor judgment and a high degree of auditor subjectivity.
The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of certain controls relating to management’s calculation and review of the variable consideration.

•
Assessing the reasonableness of underlying assumptions through: (i) evaluating historical sales, chargeback activity and returns, (ii) reviewing relevant supporting details including contracts with hospital buying groups, and (iii) performing retrospective reviews utilizing available historical information compared to estimates made in prior periods.

•
Testing the completeness and accuracy of management’s calculations by re-performing or independently calculating the variable consideration and reviewing relevant source documents including sales data, chargebacks and assumptions related to returns. Also, on a sample basis, we agreed underlying data used in management’s calculations to the audited trial balances, relevant source documents and revenue contract terms.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2007.
Woodbridge, NJ

March 2, 2020

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$109,775	$78,791
Accounts receivable, net	48,004	66,486
Inventories	6,566	8,304
Prepaid expenses and other current assets	15,104	10,263
Total current assets	179,449	163,844
Property and equipment, net	2,202	2,397
Intangible assets, net	15,583	18,103
Goodwill	39,743	39,743
Deferred tax asset, net	13,669	13,822
Other assets	3,908	694
Total assets	$254,554	$238,603
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,462	$9,917
Accrued expenses and other liabilities	28,361	23,519
Current portion of long-term debt	5,000	6,250
Total current liabilities	38,823	39,686

Other long-term liabilities	3,000	—
Long-term debt, less current portion	33,557	38,155
Total liabilities	75,380	77,841

Commitments and contingencies

Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,537,846 and 16,504,283 shares issued as of December 31, 2019 and 2018, respectively	17	17
Additional paid in capital	278,518	256,458
Retained earnings	72,500	58,187
Treasury stock, at cost, 2,907,687 and 2,590,258 shares as of December 31, 2019 and 2018, respectively	(171,861)	(153,900)
Total stockholders' equity	179,174	160,762
Total liabilities and stockholders' equity	$254,554	$238,603

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product sales	$73,989	$70,385	$45,327
Royalty revenue	112,903	142,927	153,880
License and other revenue	9,000	—	37,500
Total revenue	195,892	213,312	236,707
Operating expenses:
Cost of product sales	47,891	42,374	33,714
Cost of royalty revenue	13,006	19,542	23,472
Research and development	36,810	44,419	32,607
Selling, general and administrative	76,370	60,509	71,416
Restructuring charge	—	7,911	—
Asset impairment charge	—	2,704	7,235
Change in fair value of contingent consideration	—	(763)	(7,377)
Legal settlement	—	—	1,650
Total operating expenses	174,077	176,696	162,717
Income from operations	21,815	36,616	73,990
Interest income	2,169	158	91
Interest expense	(2,686)	(2,736)	(1,136)
Other income	700	—	—
Total other income (expense), net	183	(2,578)	(1,045)
Income before income tax	21,998	34,038	72,945
Income tax provision	7,685	2,135	21,002
Net income	$14,313	$31,903	$51,943
Earnings per share:
Basic	$1.04	$2.16	$3.44
Diluted	$1.01	$2.09	$3.27
Weighted average number of common shares outstanding:
Basic	13,754,516	14,768,625	15,102,890
Diluted	14,138,733	15,278,651	15,908,211

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2016	15,891	$16	$213,872	$(37,003)	$(25,659)	$151,226
Stock-based compensation expense	—	—	15,429	—	—	15,429
Issuance of common stock upon exercise of stock option grants	198	—	4,338	—	—	4,338
Common stock repurchases	—	—	—	(43,792)	—	(43,792)
Net income	—	—	—	—	51,943	51,943
Balance at December 31, 2017	16,089	$16	$233,639	$(80,795)	$26,284	$179,144
Stock-based compensation expense	—	—	19,082	—	—	19,082
Issuance of common stock upon exercise of stock option grants	415	1	8,614	—	—	8,615
Payments for employee net option exercises	—	—	(4,877)	—	—	(4,877)
Common stock repurchases	—	—	—	(73,105)	—	(73,105)
Net income	—	—	—	—	31,903	31,903
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$58,187	$160,762
Stock-based compensation expense	—	—	21,998	—	—	21,998
Issuance of common stock upon exercise of stock option grants	34	—	260	—	—	260
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(198)	—	—	(198)
Common stock repurchases				(17,961)		(17,961)
Net income	—	—	—	—	14,313	14,313
Balance at December 31, 2019	16,538	$17	$278,518	$(171,861)	$72,500	$179,174

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$14,313	$31,903	$51,943
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	152	(2,468)	17,289
Depreciation expense	2,131	1,155	932
Amortization expense	2,520	2,515	2,815
Stock-based compensation expense	21,998	19,082	15,429
Change in fair value of contingent consideration	—	(763)	(7,377)
Amortization of debt issuance costs	480	376	222
Asset impairment charge	—	2,704	7,235
Non-cash restructuring charge	—	5,769	—
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	18,481	(12,665)	(11,627)
Inventories	1,739	(5,556)	(2,379)
Prepaid expenses and other current assets	(4,841)	4,838	1,993
Other assets	(599)	(570)	—
Accounts payable	(4,455)	(2,064)	(8,460)
Accrued expenses and other liabilities	4,067	8,128	(9,096)
Net cash provided by operating activities	55,986	52,384	58,919
Cash flows from investing activities:
Purchase of property and equipment	(777)	(133)	(4,436)
Payment for Ryanodex intangible asset	—	—	(750)
Net cash used in investing activities	(777)	(133)	(5,186)
Cash flows from financing activities:
Repurchases of common stock	(17,961)	(73,105)	(43,792)
Payment of contingent consideration	—	(15,000)	—
Proceeds from long-term debt	—	—	50,000
Payment of debt	(6,000)	(3,750)	(1,250)
Payment of debt financing costs	(326)	—	(1,192)
Payment of employee withholding tax upon vesting of stock-based awards	(198)	—	—
Payments for employee net option exercises	—	(4,877)	—
Proceeds from common stock option exercises	260	8,615	4,338
Net cash (used in) provided by financing activities	(24,225)	(88,117)	8,104
Net increase (decrease) in cash and cash equivalents	30,984	(35,866)	61,837
Cash and cash equivalents at beginning of period	78,791	114,657	52,820
Cash and cash equivalents at end of period	$109,775	$78,791	$114,657

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$6,673	$2,281	$10,542
Interest	2,478	2,084	651
Right-of-use asset obtained in exchange for lease obligation - lease amendment	3,716	—	—

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Organization and Business
Eagle Pharmaceuticals, Inc. (the "Company" or "we") is a specialty pharmaceutical company primarily focused on developing and commercializing injectable products, primarily in the Central Nervous System ("CNS") critical care and oncology areas, using the U.S. Food and Drug Administration's ("FDA's") 505(b)(2) New Drug Application ("NDA") regulatory pathway. The Company's business model is to develop proprietary innovations to FDA-approved injectable drugs, referred to as branded reference drugs, that offer favorable attributes to patients and healthcare providers. The Company has two products currently being sold in the United States under various license agreements in place with commercial partners; a ready-to-use formulation of Argatroban and rapidly infused bendamustine RTD 50ml solution (“Bendeka”). In addition, the Company directly sells two products in the United States; Eagle's bendamustine RTD 500ml solution (“Belrapzo") and Ryanodex®(dantrolene sodium) ("Ryanodex"). The Company has a number of products currently under development and certain products may be subject to license agreements. We view our operation and manage our business as one reporting segment since the majority of our revenues are from royalties.
On February 13, 2015, the Company submitted a NDA to the FDA for Bendeka, which was approved by the FDA on December 7, 2015. Also, on February 13, 2015, the Company entered into an Exclusive License Agreement (the “Cephalon License”) with Cephalon, Inc. (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), for U.S. and Canadian rights to Bendeka for treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with non-Hodgkin’s lymphoma (“NHL”). Subsequently, with the consent of the Company, Cephalon assigned to Teva Pharmaceuticals International GmbH (“TPIG”) all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which the Company and TPIG are now parties. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon. During the quarter-ended September 30, 2016, the Company entered into an amendment to the Cephalon License and supply agreements for Bendeka. This amendment expanded the geographical scope of the rights granted under the original agreement to include territories outside the U.S. and Canada.
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

On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017 (the "Amended Credit Agreement"). Refer to Note 6. "Debt" for further details.

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

On March 24, 2016 the FDA denied the Company's request for seven years of orphan drug exclusivity in the U.S., for Bendeka. In April 2016, the Company filed a lawsuit against the FDA arguing that Bendeka is entitled to orphan drug exclusivity as a matter of law (see Note 13. Legal Proceedings). On July 2, 2014, the FDA granted the Company orphan drug designations for Bendeka for the treatment of CLL and indolent B-cell NHL. The designations were based on a plausible hypothesis that Bendeka is “clinically superior” to a drug previously approved for the same indications. Generally, an orphan-designated drug is eligible for seven years of marketing exclusivity for the orphan-designated indications upon approval of the drug for those indications. On June 8, 2018, the U.S. District Court for the District of Columbia (the “Court”) issued a decision requiring the FDA to grant seven years of orphan drug exclusivity (“ODE”) in the U.S., for Bendeka, and on July 8, 2018 the FDA granted such ODE through December 2022.  In addition, on July 8, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested the Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the Court on August 1, 2018 on the grounds that FDA was seeking an inappropriate advisory opinion.  On February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of exclusivity for Bendeka. Pursuant to the decision, no bendamustine product (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka. The Company expects to vigorously pursue the scope of its exclusivity grant.

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

As of March 29, 2019, the Company and Teva Pharmaceutical Industries Ltd. ("Teva") executed an amendment to the Cephalon License Agreement to terminate Teva's obligation to pay future milestones and royalties on Bendeka sales outside of the U.S., which included an upfront cash payment of $9 million that was recorded as License and other revenue on the consolidated statements of income.

On April 13, 2019, the Company and Teva entered into an Amendment to the Cephalon License Agreement ("Cephalon License", amending the terms of the License Agreement to increase the U.S. royalty paid to the Company and re-allocated certain litigation expenses. Pursuant to the Amendment, beginning on October 1, 2019, the Company's royalty payment has increased from 25% to 30% of Bendeka net U.S. sales. The royalty rate will increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32%, and it will remain at 32% thereafter. The Amendment also extends the U.S. royalty term for Bendeka until it is no longer sold in the United States. The previous U.S. royalty term was set to expire in 2025. The extended term coincides with the bendamustine patents with expiries through 2033. Pursuant to the amendment, Eagle will continue to be responsible for the manufacture of Bendeka for the U.S. market for so long as it is sold in the United States.

On May 7, 2019, the Company announced positive results of its study to evaluate the neuroprotective effects of Ryanodex secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.

On December 13, 2019, we reached a settlement agreement with Eli Lilly and Company related to the Company’s novel product, PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®. The agreement provides for a release of

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

all claims by the parties and allows for an initial entry of PEMFEXY™ into the market (equivalent to approximately a three week supply of current ALIMTA®utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022.

On December 16, 2019, we announced that the FDA has granted orphan drug designation (ODD) for Ryanodex®(dantrolene sodium) for the treatment of organophosphate exposure. Organophosphates are a class of chemicals that include potent pesticides and chemical weapons, known as nerve agents. Acute intoxication with organophospates may result in severe consequences, including brain damage and death. About 2,700 people in the United States are treated for accidental exposure to organophosphate pesticides every year. Eagle is currently evaluating Ryanodex for the treatment of brain damage secondary to nerve agent exposure. If approved, Ryanodex would represent the first product available for this indication.

On January 6, 2020, we issued a press release announcing a new research agreement with NorthShore University HealthSystem in Evanston, Illinois, focused on studying Ryanodex for traumatic brain injury (TBI) in animal models. TBI can acutely cause brain lesions that result in direct tissue damage that may prompt apoptotic cell mechanisms for several weeks post-injury, which may lead to worsened long-term outcomes. Disruption of certain intracellular mechanisms may affect cell functioning and survival.

On January 7, 2020, Tyme Technologies, Inc. and the Company announced a strategic collaboration to advance oral SM-88 for the treatment of patients with cancer. SM-88 is an investigational agent in two Phase 2 studies for pancreatic cancer and in a Phase 2 study for prostate cancer. Data is expected in 2021.

On January 9, 2020, we announced that the Company has resubmitted its New Drug Application ("NDA") for Ryanodex®(dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke ("EHS"), in addition to body cooling, to the FDA. Eagle believes that this submission addresses the Complete Response Letter received in July 2017. A Prescription Drug User Fee Act ("PDUFA") date of six months is anticipated for this class of resubmissions.

On January 13, 2020, we issued a press release announcing that the Company and the University of Pennsylvania had agreed on terms of a new exclusive worldwide license agreement for the development of dantrolene sodium for the potential treatment of people living with Alzheimer’s disease, including an agreement to fund additional research and provisions regarding commercialization of products developed under the license.

On February 10, 2020, we announced that it has received final approval from the FDA for its novel product, PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®.
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
The fair value of the accrued royalty is classified as Level 3 for the period presented.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in the Eagle Biologics acquisition described in Note 11. Goodwill is not amortized, but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the fair value of the reporting unit’s goodwill is less than it's carrying amount. The Company did not identify any impairment to goodwill during the periods presented.

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
Concentration of Major Customers and Vendors
The Company is dependent on its commercial partner to market and sell Bendeka; therefore, the Company's future revenues are highly dependent on the collaboration and distribution arrangement with Teva.

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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2019	2018	2017
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	77%	75%	79%
Other	23%	25%	21%
	100%	100%	100%

	December 31,
	2019	2018
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	80%	61%
Other	20%	39%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $2,374, $3,312, and $17,770 for the year ended December 31, 2019, 2018, and 2017, respectively.
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
Revenue on sales to commercial partners relates primarily to Bendeka. Sales to our commercial partners are presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and bears risk of loss while the inventory is in-transit to the commercial partner.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for Belrapzo and Ryanodex are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.
The Company recorded product sales as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Bendeka	$31,182	$24,568	$16,225
Belrapzo	29,665	22,853	—
Ryanodex	13,039	20,195	17,500
Other	103	2,769	11,602
Total Product Sales	$73,989	$70,385	$45,327

Royalty Revenue — The Company recognizes revenue from license arrangements with its commercial partners' net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. The Company's commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 25 days for Bendeka from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently determines a true-up when it receives royalty reports from its commercial partners. Historically, these true-up adjustments have been immaterial. Our receivables from royalty revenue are due 45-days from the end of the quarter.

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
As described above, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, received a milestone payment of $15 million for regulatory approval, received a $40 million milestone upon receipt of the J-Code and received $25 million in an additional sales based milestone payment for reaching $500 million in net product sales of Bendeka. In 2015, $30 million upfront payment was allocated between the license issued to Cephalon and obtaining and maintaining regulatory approvals and conducting post-approval clinical studies using the Company’s best estimate of selling price for each deliverable.  The full $30 million was recognized as income in the first quarter of 2015, as the Company substantially completed its requirements for obtaining regulatory approval, which consisted of filing an NDA, on February 13, 2015, and the remaining obligations were estimated to require minimal effort. On December 7, 2015, the FDA approved Bendeka (50 mL bendamustine hydrochloride) marking the achievement of a milestone which entitled the Company to a $15 million payment which was received in January 2016. The Company received a $40 million milestone payment in November 2016 upon receipt of the unique J-Code. Additionally, this event triggered an increase in the royalty rate from 20% to 25% of Bendeka net sales. In March 2017, the Company received a $25 million sales-based milestone payment for reaching $500 million in net product sales. As discussed above, under the SymBio License Agreement, the Company earned an upfront non-refundable cash payment of $12.5 million during the year ended December 31, 2017. In March 2019, the Company and TPIG executed an amendment to the Cephalon License Agreement to terminate Teva's obligation to pay future milestones and royalties on Bendeka sales outside of the U.S., which include an upfront cash payment of $9 million that was recorded as License and other revenue on the consolidated statements of income.
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2019.
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
The anti-dilutive common shares equivalents outstanding at December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Options	2,454,077	1,824,728	1,592,548

The following table sets forth the computation for basic and diluted net income per share for December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Numerator
Numerator for basic and diluted earnings per share-net income	$14,313	31,903	$51,943
Denominator
Basic weighted average common shares outstanding	13,754,516	14,768,625	15,102,890
Dilutive effect of stock options	384,217	510,026	805,321
Diluted weighted average common shares outstanding	14,138,733	15,278,651	15,908,211
Basic net income per share
Basic net income per share	$1.04	$2.16	$3.44
Diluted net income per share
Diluted net income per share	$1.01	$2.09	$3.27

Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This standard is effective for fiscal years beginning after December 15, 2019 and we will adopt the standard effective January 1, 2020. We have performed an assessment and determined that adoption will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We have performed an assessment and determined that adoption will not have a material impact on our consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also clarifies and amends existing guidance. This standard is effective beginning January 1, 2021, with early adoption permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

The Company adopted FASB ASU No. 2016-02,“Leases (Topic 842)”("ASU 2016-02") as of January 1, 2019 to increase transparency and comparability among organizations, which included recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The Company adopted ASU 2016-02 using the modified retrospective approach and did not recognized a cumulative-effect adjustment to the opening balance of Retained earnings. The Company elected a number of optional practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and that permits lease agreements that are twelve months or less to be excluded from the balance sheet. The primary impact upon adoption was the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets, of approximately $3 million. The Company may enter into future long-term lease agreements or exercise renewal options contained in existing lease agreements that could have a material impact on the right of use assets and obligations reflected on the consolidated balance sheets. Refer to Note 5 - Balance Sheet Accounts for further details.

3. Inventories
Inventories consist of the following:

	December 31,
	2019	2018
Raw materials	$2,460	$6,303
Work in process	3,243	1,776
Finished products	863	225
	$6,566	$8,304

4. Property and Equipment, net
Property and equipment consists of the following:

	December 31,		Estimated Useful Life (years)
	2019	2018
Furniture and fixtures	$1,188	$1,117	7
Office equipment	1,094	546	3
Equipment	3,095	2,952	7
Leasehold improvements	1,144	1,129	2
	6,521	5,744
Less accumulated depreciation	(4,319)	(3,347)
Property and equipment, net	$2,202	$2,397

Depreciation expense related to property and equipment amounted to $972 and $1,155 for the year ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2018, as part of the restructuring initiative, the Company recorded an asset impairment charge related to property and equipment, primarily related to leasehold improvements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

5. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	December 31,
	2019	2018
Advances to commercial manufacturers	$2,462	$2,700
Prepaid FDA user fee	6,345	1,540
Prepaid insurance	191	150
Prepaid income taxes	4,661	5,739
All other	1,445	134
Total Prepaid expenses and other current assets	$15,104	$10,263

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2019	2018
Accrued expenses
Royalties payable to commercial partners	$6,004	$7,139
Accrued research & development	1,686	1,245
Accrued professional fees	1,926	2,408
Accrued salary and other compensation	8,083	5,049
Accrued product costs	8,364	5,869
All other	2,298	1,809
Total Accrued expenses and other liabilities	$28,361	$23,519

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
For the Company's two operating leases (the Corporate Office Lease and Lab Space Lease), the depreciation and interest expense components are combined and recognized ratably over the remaining term of the lease as research and development and selling, general and administrative in the Company's consolidated statements of operations, respectively.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Lease related disclosures consist of the following:

December 31,
2019
Right of use (ROU) asset, net included in Other assets	$3,716
Lease liability included with Other long-term liabilities	$3,000
Lease liability included with Accrued expenses and other liabilities	$1,101
YTD 2019 depreciation of ROU asset	$1,159
YTD 2019 related rent expense	$1,146
YTD operating cash flows from operating leases	$952
YTD operating lease costs	$1,146
Weighted-average remaining lease term - operating leases	5.0 years
Weighted-average discount rate - operating leases	6%

As of December 31, 2019, the future minimum lease commitments for the Company's two leases were as follows:

Total	2020	2021	2022	2023	2024	Beyond
$6,607	$1,345	$1,362	$1,376	$1,291	$820	$413

As of December 31, 2018, the future minimum lease commitments for the Company's two leases were as follows:

Total	2019	2020	2021	2022	2023
$3,661	$1,146	$864	$583	$583	$485

6. Debt
On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017 (the "Amended Credit Agreement"). The terms and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40 million and a undrawn revolving credit facility of $110 million. The schedule of principal payments for the new term loan facility has been extended until November 8, 2022. The Company classified the current portion of long-term debt of $5 million on the consolidated balance sheet as of December 31, 2019. Per the terms of the Revised Credit Agreement, the Company is limited in its ability to pay dividends. As of December 31, 2019, the Company was in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.

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

As of December 31, 2019, the Company had $0.4 million of unamortized deferred debt issuance costs and $0.9 million of unamortized prepaid in its consolidated balance sheets.

Debt Maturities	As of December 31, 2019
2020	$5,000
2021	8,000
2022	26,000
Total	$39,000

On August 8, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which amended and restated the Company’s then existing credit agreement, dated as of January 26, 2017.  The Amended Credit Agreement provided for a 3-year $50 million revolving credit facility and a 3-year $100 million term loan facility (which are collectively referred to as the “Amended Credit Facility”). The Amended Credit Facility was subject to certain financial covenants.

On the date of the amendment, $50 million of the term loan facility was drawn, and none of the revolving credit facility had been drawn. The Amended Credit Facility included a $5 million letter of credit subfacility.  Loans under the Amended Credit Facility bore interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.0% per annum, based upon the total net leverage ratio (as defined in the Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.25% to 2.0% per annum, based upon the total net leverage ratio.  The Company was required to pay a commitment fee on the unused portion of the Amended Credit Facility at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.  The Company was permitted to terminate or reduce the revolving commitments or term commitments of the lenders and to make voluntary prepayments at any time subject to break funding payments. The Company was required to make mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement (a) upon receipt of proceeds from certain sales, transfers or other dispositions, casualty and other condemnation events and the incurrence of certain indebtedness other than indebtedness permitted, subject to customary reinvestment exceptions and (b) in the case that the aggregate amount of all outstanding loans and letters of credit issued under the Amended Credit Facility exceed the aggregate commitment of all lenders under the Amended Credit Facility. The Company was obligated to repay the term loan facility on the last day of each March, June, September and December in an aggregate principal amount equal to 2.5% during the term of the loan.

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
We repurchased the following shares of common stock with cash resources:

	Year Ended December 31,
	2019	2018	2017
Shares of common stock repurchased	317,429	1,348,563	674,857
Value of common stock repurchased	$17,961	$73,105	$43,792

Stock-Based Compensation
In December 2007, the Company's board of directors approved the 2007 Incentive Compensation Plan (the "2007 Plan") enabling the Company to grant multiple stock-based awards to employees, directors and consultants, the most common being stock options and restricted stock awards. In November 2013, the Company's board of directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2007 Plan was terminated upon the effectiveness of the 2014 Plan and all shares available for issuance under the 2007 Plan were made available under the 2014 Plan. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting is accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited. At the Company's annual meeting of stockholders held on August 4, 2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, and as of such amendment, the Company has reserved and made available 1,934,193 shares of common stock for issuance under the 2014 Plan.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Stock Options
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.42% - 2.61%	2.30% - 3.07%	1.70% - 2.42%
Volatility	40.83% - 50.73%	43.76%	28.56% - 37.63%
Expected term (in years)	1.51 - 9.41 years	5.50 - 6.08 years	5.50 - 7.0 years
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes information about stock option activity related to the 2014 Plan:

	Number of Stock Option Shares	Weighted Average Exercise Price (Per Share)	Non- Exercisable	Exercisable
Outstanding at December 31, 2017	2,786,568	$57.13	1,349,339	1,437,229
Granted	672,092	59.17
Exercised	(502,322)	17.19
Forfeited or expired	(399,973)
Outstanding at December 31, 2018	2,556,365	$62.78	1,074,456	1,481,909
Granted	628,133	$44.28
Exercised	(23,032)	$10.33
Forfeited or expired	(65,305)
Outstanding at December 31, 2019	3,096,161	$59.29	1,070,054	2,026,107

The weighted-average grant-date fair value of options granted during the year ended December 31, 2019, 2018, and 2017 was $22.18, $26.73, and $32.83, respectively. As of December 31, 2019, there was $19,051 of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2 years. The total intrinsic value of options exercised during the year ended December 31, 2019 was $1,068.

The weighted average contractual terms of options outstanding as of December 31, 2019, 2018, and 2017 was 6.8, 7.3, and 7.0 years, respectively.

The aggregate pre-tax intrinsic value of options outstanding as of December 31, 2019, 2018, and 2017 was $31.9 million, $10.7 million, and $33.7 million, respectively.

RSUs
Each vested time-based RSU represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted was estimated based on the trading price of the Company’s common shares on the date of grant.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The following table summarizes information about RSU activity related to the 2014 Plan:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2017	—	$—
Granted	64,080	59.04
Vested	—	—
Forfeited	(9,861)	$59.14
Non-vested at December 31, 2018	54,219	$59.02
Granted	211,829	$42.17
Vested	(13,555)	$59.02
Forfeited	(1,278)	$52.19
Non-vested at December 31, 2019	251,215	$44.84

As of December 31, 2019, there was $7,028 of unrecognized stock-based compensation expense related to non-vested RSUs that is expected to be recognized over a weighted average period of 3 years.

PSUs
The fair value of PSUs granted to employees was estimated using a monte carlo simulation model. Inputs used in the calculation include a risk-free interest rate of 2.06%, an expected volatility of 47%, contractual term of 3 years, and no expected dividend yield.

The following table summarizes information about PSU activity related to the 2014 Plan:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2017	—	$—
Granted	127,080	90.19
Vested	—	—
Forfeited	(9,861)	$90.19
Non-vested at December 31, 2018	117,219	$90.19
Granted	—	$—
Vested	—	$—
Forfeited	(1,038)	$90.19
Non-vested at December 31, 2019	116,181	$90.19

As of December 31, 2019, there was $3,098 of unrecognized stock-based compensation expense related to non-vested PSUs that is expected to be recognized over a weighted average period of 2 years.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The Company recognized stock-based compensation in its consolidated statements of income for the year ended December 31, 2019, 2018, and 2017 as follows:

	Year Ended December 31,
	2019	2018	2017
Stock options	$16,394	$15,333	$15,429
PSUs	3,062	3,059	—
RSUs	2,542	690	—
Stock-based compensation expense	$21,998	$19,082	$15,429

Selling, general and administrative	$17,556	$15,068	$11,486
Research and development	4,442	4,014	3,943
Stock-based compensation expense	$21,998	$19,082	$15,429

8. Income Taxes
The components of our provision from income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$6,689	$4,137	$1,304
State	844	466	2,409
	$7,533	$4,603	$3,713
Deferred:
Federal	392	(2,565)	18,045
State	(240)	97	(756)
	$152	$(2,468)	$17,289

Provision for income taxes	$7,685	$2,135	$21,002

The reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows;

	Year Ended December 31,
	2019	2018	2017
Federal statutory tax rate	21%	21%	35%
State income taxes, net of federal benefit	2%	1%	3%
Tax benefit on stock option exercises, net of forfeitures	1%	(11)%	(4)%
R&D tax credits and Orphan Drug credits	(2)%	(7)%	(10)%
Limitation on executive compensation	10%	3%	N/A
Revaluation of net deferred tax assets due to U.S. tax reform	—%	—%	5%
Change in valuation allowance	4%	—%	—%
Other	(1)%	(1)%	—%
Effective tax rate	35%	6%	29%

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforward	$243	$—
Stock based compensation	10,647	7,934
Research and development and other tax credit carryforwards	—	3,251
Inventories	1,539	1,767
Employee-related expenses	51	732
Prepaid R&D expenses	620	761
Intangible assets	662	—
ROU asset	925	—
Other	1,017	64
Total deferred tax assets	15,704	14,509

Deferred tax liabilities
Intangible assets	—	280
Prepaid expenses	43	34
Fixed assets	203	282
Lease liability	838	—
Other	—	91
Total deferred tax liabilities	1,084	687
Valuation allowance	(951)	—
Net deferred tax assets	$13,669	$13,822

The Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system. In response to the Tax Act, the SEC issued SAB 118 which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and adjust in the period in which the estimate becomes finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one year measurement period.

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

As a result of attaining profitability and the expectation that substantially all net operating loss carryforwards would be utilized in 2017, the Company performed a formal tax evaluation to determine maximum research and development credits that are available based on current law.  As a result of the evaluation of historical records and data, our tax filings, and various tax law interpretations related to the R&D credit availability, additional tax credits were identified. The Company recorded an adjustment of such tax credits of $5.5 million resulting in a reduction of income tax expense in 2017.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses in most years since its inception, all of the Company’s tax years are effectively open to examination. The Company is under audit by three states tax jurisdiction as of December 31, 2019. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2019. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions.

9. License Agreements of Development and Commercialization Rights
Development
On February 13, 2015, the Company submitted a New Drug Application or NDA to the FDA for Bendeka, which was approved by the FDA on December 7, 2015. Also, on February 13, 2015, the Company entered into the Cephalon License for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, Cephalon will be responsible for all U.S. commercial activities for the product including promotion and distribution, and the Company is responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, the Company received an upfront cash payment of $30 million, in January 2016, received a $15 million milestone payment related to the FDA approval of Bendeka in December 2015, received $40 million related to the receipt of the J-code for Bendeka and is currently eligible to receive up to $25 million in an additional sales-based milestone payment. In addition, the Company was entitled to receive royalty payments of 20% of net sales of the product which increased to 25% on receipt of the J-code in November 2016. In connection with the Cephalon License, the Company has entered into a supply agreement with Cephalon, pursuant to which the Company is responsible for supplying product to Cephalon. As of March 29, 2019, the Company and TPIG executed an amendment to the Cephalon License Agreement to terminate Teva's obligation to pay future milestones and royalties on Bendeka sales outside of the U.S., which included an upfront cash payment of $9 million that was recorded as License and other revenue on the consolidated statements of income. On April 13, 2019, we announced an expansion of our Cephalon License.  Under the terms of the revised agreement, beginning on October 1, 2019, Eagle’s royalty payment has increased from 25% to 30% of Bendeka net U.S. sales.   The royalty rate will increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32%, and it will remain at 32% thereafter.  The revised agreement also extends the U.S. Bendeka royalty term until it is no longer sold in the United States.  The previous U.S. royalty term was set to expire in 2025.

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

10. Commitments
Our future material contractual obligations include the following:

Obligation	Total	2020	2021	2022	2023	2024	Beyond
Operating leases (1)	$6,607	$1,345	$1,362	$1,376	$1,291	$820	$413
Credit facility	39,000	5,000	8,000	26,000	—	—	—
Purchase obligations (2)	18,329	18,329	—	—	—	—	—
Total obligations	$63,936	$24,674	$9,362	$27,376	$1,291	$820	$413
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on October 31, 2023. Rental expense was $1,146, $571, and $664, for the years ended December 31, 2019, 2018, and 2017, respectively. The remaining future lease payments under the operating leases, exclusive of any renewal option periods, are $6,607 as of December 31, 2019, payable monthly through June 30, 2025 and October 31, 2023.
(2) As of December 31, 2019, the Company has purchase obligations in the amount of $18,329 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

11. Acquisitions
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

The following table summarizes the consideration transferred to acquire Eagle Biologics at the date of acquisition:

The aggregate consideration consisted of:	Final fair value
Cash consideration paid	$27,209
Common stock issued (i)	3,046
Fair value of contingent consideration payable to seller (long term) (ii)	15,000
Total consideration	$45,255

(i) Under the stock purchase agreement, the number of common shares to be issued to the seller is equal to $2.7 million divided by the average of the closing day price per share for the 30 trading days prior to the Closing Date. The average price of the common stock of 30 days prior to closing was $68.18. Accordingly, the number of common stock to be issued

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

to the seller was determined at 40,200 shares ($2.7 million divided by $68.18 per share). The fair value of the common stock issued was determined based on the closing price of Eagle’s common stock on November 16, 2016.

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

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability, which was recorded in the Company's consolidated statements of income:

Closing Balance December 31, 2016	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2017	Changes in fair value	Payment of contingent consideration	Closing Balance December 31, 2018
$16,201	$(1,201)	$—	$15,000	$—	$(15,000)	$—

12. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		December 31, 2019
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Book Value
Ryanodex intangible	20	$15,000	$(2,454)	$—	$12,546
Developed technology	5	8,100	(5,063)	—	3,037
Total		$23,100	$(7,517)	$—	$15,583

		December 31, 2018
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Net Book Value
Docetaxel product rights	10	$11,220	$(1,281)	$(9,939)	$—
Ryanodex intangible	20	15,000	(1,554)	—	13,446
Developed technology	5	8,100	(3,443)	—	4,657
Total		$34,320	$(6,278)	$(9,939)	$18,103

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

Amortization expense amounted to $2,520, $2,515, and $2,815, for the year ended December 31, 2019, 2018, and 2017, respectively.
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
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of December 31, 2019, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2020	$2,666
2021	2,623
2022	1,369
2023	1,570
2024	1,570
All other	5,785
Total estimated amortization expense	$15,583

13. Legal Proceedings
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

Eagle v. Eli Lilly
On August 24, 2017, the Company filed an antitrust complaint in the United States District Court for the District of New Jersey (“New Jersey District Court”) against Eli Lilly and Company (“Lilly”).  The complaint alleges that Lilly engaged in anticompetitive conduct which restrained competition by delaying and blocking the Company’s launch of a competing pemetrexed injection product (to compete with Lilly’s Alimta). Lilly accepted service and answered the complaint on October 27, 2017. Lilly also filed a motion to transfer this case to Delaware on October 27, 2017. The Company filed a motion to oppose such transfer on November 6, 2017. On July 20, 2018, the New Jersey District Court transferred the case to Delaware. On November 27, 2018, the Delaware Court stayed the case at least until conclusion of the PEMFEXYTM patent trial described below. On December 16, 2019, the Delaware Court entered the Company and Lilly’s stipulation dismissing this case with prejudice.

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
On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue.  On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit.  It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”).  Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017.  Lilly answered Eagle’s counterclaims on October 24, 2017. The Court held a scheduling conference on December 11, 2017 and set trial in the Delaware Suit to begin on September 9, 2019, but later rescheduled trial to begin October 28, 2019. On May 31, 2018, Eagle filed a Motion for Judgment on the Pleadings, which the Court denied on October 26, 2018. On January 23, 2019, the Court held a Markman hearing. Trial took place from October 28, 2019 to October 31, 2019 and is scheduled to continue on December 12, 2019 through December 13, 2019. On December 13, 2019, the Company and Lilly settled this litigation. The agreement provides for a release of all claims by the parties and allows for an initial entry of PEMFEXYTM into the market (equivalent to approximately a three week supply of current ALIMTA® utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022. On December 16, 2019, the District Court entered the Company and Lilly’s stipulation dismissing this case with prejudice.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc; Eagle Pharmaceuticals, Inc. et al. v. Lupin, Ltd. And Lupin Pharmaceuticals, Inc.. - (Bendeka®)
Bendeka, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Five companies - Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), Mylan Laboratories Limited (“Mylan”), and Lupin, Ltd. And Lupin Pharmaceuticals, Inc. (“Lupin”)- have filed Abbreviated New Drug Applications (“ANDA’s”) referencing Bendeka® that include challenges to one or more of the Bendeka® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a 505(b)(2) NDA.
The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan, Hospira, and Lupin in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), July 19, 2018 (Hospira), and July 2, 2019 (Lupin). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes, and a bench trial in these cases began September 9, 2019 and concluded September 19, 2019. Hospira filed a motion to dismiss the case, which was fully briefed on November 16, 2018. On December 16, 2019, the United States District Court for the District of Delaware denied Hospira’s motion to dismiss with respect to U.S. Patent No. 9,572,887 and granted that motion with respect to the remaining patents. Trial is set for November 15, 2021. All cases are pending.
The FDA is stayed from approving Apotex’s, Fresenius’, Mylan’s, and Lupin’s ANDA’s, and Hospira’s 505(b)(2) application, until the earlier of (1) January 7, 2020, January 14, 2020, April 30, 2020, November 21, 2021, and December 20, 2020 respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid, or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action. The FDA cannot approve Slayback’s ANDA until March 2031.

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback filed an ANDA referencing Eagle's Belrapzo NDA. Slayback’s ANDA includes challenges to one or more of the Belrapzo Orange Book-listed patents. On September 20, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797 and 10,010,533. On October 10, 2018, Slayback answered the Complaint and filed various counterclaims. On October 31, 2018, the Company answered Slayback’s counterclaims. This case is currently stayed.

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback filed a 505(b)(2) NDA referencing Eagle’s Belrapzo NDA. Slayback’s NDA includes challenges to one or more of the Belrapzo Orange Book-listed patents. On December 11, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 9,265,831, 9,572,796, 9,572,797, and 10,010,533. On January 4, 2019, Slayback filed a motion for judgment on the pleadings. On May 9, 2019, the United States District Court for the District of Delaware granted Slayback’s motion for judgment on the pleadings. On July 23,

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

2019, the Company filed an appeal of this decision with the United States Court of Appeals for the Federal Circuit. The Federal Circuit scheduled oral argument on March 4, 2020. That appeal is pending.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation is scheduled to take place on March 3, 2020. Trial is scheduled to begin May 18, 2020. This suit is pending.

Eagle Pharmaceuticals, Inc. et al.v. Accord (Argatroban)
On March 27, 2019, the Company and Chiesi filed suit against Accord Healthcare, Inc. (“Accord”) in the United States District Court for the District of New Jersey (the “New Jersey suit”) and in the United States District Court for the Middle District of North Carolina (the “North Carolina suit”) (together “the suits”). The suits alleged patent infringement based on Accord’s 505(b)(2) NDA seeking approval to manufacture and sell Accord’s proposed argatroban product. On May 21, 2019, the Company and Chiesi voluntarily dismissed the North Carolina suit. On July 10, 2019, Accord moved for judgment on the pleadings in the New Jersey suit. The New Jersey suit is pending.

14. Selected Quarterly Financial Data - Unaudited
A summary of quarterly financial information for the year ended December 31, 2019 and 2018 is as follows:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Fiscal Year 2019
	2019	2019	2019	2019
	(in thousands except share and per share amounts)
Revenue	$49,785	$56,702	$41,147	$48,258	$195,892
Gross Profit	$36,685	$35,418	$26,225	$36,667	$134,995
Income (loss) from operations	$12,169	$9,233	$(2,484)	$2,897	$21,815
Net income (loss)	$8,973	$6,725	$(2,390)	$1,005	$14,313
Earnings (loss) per share- basic	$0.64	$0.49	$(0.17)	$0.08	$1.04
Earnings (loss) per share- diluted	$0.62	$0.48	$(0.17)	$0.08	$1.01

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Fiscal Year 2018
	2018	2018	2018	2018
	(in thousands except share and per share amounts)
Revenue	$46,626	$59,296	$51,337	$56,053	$213,312
Gross Profit	$34,818	$40,737	$38,346	$37,495	$151,396
Income from operations	$2,305	$183	$18,402	$15,726	$36,616
Net income	$2,616	$2,659	$14,040	$12,588	$31,903
Earnings per share- basic	$0.18	$0.18	$0.94	$0.86	$2.16
Earnings per share- diluted	$0.17	$0.17	$0.91	$0.84	$2.09

15. Restructuring
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

16. Related Party Transactions

During the year ended December 31, 2018, the Company obtained legal services from Greenberg Traurig, LLP in exchange for $0.2 million. Richard A. Edlin, a member of the Company's Board, is an attorney and shareholder of Greenberg Traurig, LLP.

On May 10, 2019, Hudson Executive Capital LP ("Hudson Capital") sold 100,000 shares of the Company's common stock and the Company purchased those100,000 shares in a block trade at a price of $56.14 per share. Douglas Braunstein is the Managing Partner of Hudson Capital and was a member of Eagle’s Board of Directors at the time of the transaction.

17. Subsequent Event

On January 7, 2020, Tyme Technologies, Inc. ("Tyme") and the Company announced a strategic collaboration to advance oral SM-88 for the treatment of patients with cancer. SM-88 is an investigational agent in two Phase II studies for pancreatic cancer and in a Phase II study for prostate cancer. Data is expected in 2021. Under the terms of the securities purchase agreements,
Tyme is entitled to receive up to a total $40 million as follows; (a) an initial $20 million upfront. In return, we will receive 10 million restricted shares of Tyme’s common stock at $2.00 per share; (b) a second $20 million milestone payment upon achieving primary endpoints in pivotal trial results or approval of a cancer indication in the U.S. for SM-88. This payment will be split into a $10 million milestone cash payment and a $10 million investment in Tyme at a 15% premium to the then prevailing market price. Under the terms of the co-promotion agreement, we will be responsible for 25% of the promotional sales effort of SM-88 and will receive 15% of net revenues of SM-88 in the U.S. Tyme retains all commercial rights to SM-88 outside the U.S. and reserves the right to repurchase our U.S. co-promotion right for $200 million.