Form 10-Q
period 2020-03-31
EAGLE PHARMACEUTICALS, INC.
filed 2020-05-11
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
50 Tice Boulevard, Suite 315
Woodcliff Lake, NJ 07677
(201) 326-5300
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value per share	EGRX	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of May 4, 2020: 13,685,118 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding the impact of the ongoing coronavirus 2019, or COVID-19, pandemic including the expected duration of disruption and immediate and long-term delays, disruption in the sales of our marketed products, interruptions or other adverse effects to clinical trials, delays in regulatory review, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations;

•	the potential benefits and commercial potential of BENDEKA, RYANODEX® and BELRAPZO for approved indications and any expanded uses;

•	the commercial potential of additional indications for our products;

•
sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, timing regarding development and regulatory approvals for our products or for additional indications or in additional territories;

•	future expansion of our commercial organization and transition to third-parties in certain jurisdictions to perform sales, marketing and distribution functions;

•	the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development program;

•	our ability to obtain and maintain regulatory approval of our products and product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;

•	our ability to obtain funding for our operations and to expand business and sales;

•	our plans to research, develop and commercialize our products and product candidates and our ability to successfully commercialize our products and product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our products and product candidates, and our ability to serve those markets;

•
the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals and doctor offices serving as locations for administration of our products, including BENDEKA, and hospital staff supporting the conduct of such administration;

•
the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;

•	the rate and degree of market acceptance of our products and product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	the performance of our strategic collaborators and success of our current strategic collaborations;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing drugs that are or become available;

•	the retention of key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to prevent or minimize the effects of Paragraph IV patent litigation; and

•	future costs, operating expenses and capital requirements.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

NOTE REGARDING COMPANY REFERENCES

References to the "Company," "Eagle Pharmaceuticals," "Eagle," "we," "us" or "our" mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its its subsidiaries, references to "Eagle Biologics" mean Eagle Biologics, Inc. and references to “Eagle Research Lab” means Eagle Research Lab Limited.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or TM symbols.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$202,016	$109,775
Accounts receivable, net	54,491	48,004
Inventories	8,434	6,566
Prepaid expenses and other current assets	10,631	15,104
Total current assets	275,572	179,449
Property and equipment, net	2,423	2,202
Intangible assets, net	14,917	15,583
Goodwill	39,743	39,743
Deferred tax asset, net	13,759	13,669
Other assets	15,530	3,908
Total assets	$361,944	$254,554
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,756	$5,462
Accrued expenses and other liabilities	20,123	28,361
Current portion of long-term debt	116,000	5,000
Total current liabilities	145,879	38,823
Other long-term liabilities	3,454	3,000
Long-term debt, less current portion	30,781	33,557
Total liabilities	180,114	75,380
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,597,814 and 16,537,846 shares issued as of March 31, 2020 and December 31, 2019, respectively	17	17
Additional paid in capital	285,044	278,518
Retained earnings	69,629	72,500
Treasury stock, at cost, 2,933,320 and 2,907,687 shares as of March 31, 2020 and December 31, 2019, respectively	(172,860)	(171,861)
Total stockholders' equity	181,830	179,174
Total liabilities and stockholders' equity	$361,944	$254,554
See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019

Revenue:
Product sales	$17,694	$14,472
Royalty revenue	28,326	26,313
License and other revenue	—	9,000
Total revenue	46,020	49,785
Operating expenses:
Cost of product sales	4,765	9,554
Cost of royalty revenue	3,038	3,546
Research and development	9,427	6,375
Selling, general and administrative	24,755	18,141
Total operating expenses	41,985	37,616
Income from operations	4,035	12,169
Interest income	346	494
Interest expense	(889)	(686)
Other expense	(6,500)	—
Total other expense, net	(7,043)	(192)
(Loss) Income before income tax benefit (provision)	(3,008)	11,977
Income tax benefit (provision)	137	(3,004)
Net (Loss) Income	$(2,871)	$8,973
(Loss) Earnings per share attributable to common stockholders:
Basic	$(0.21)	$0.64
Diluted	$(0.21)	$0.62
Weighted average number of common shares outstanding:
Basic	13,667,606	13,925,227
Diluted	13,667,606	14,418,211
See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2019	16,538	$17	$278,518	$(171,861)	$72,500	$179,174
Stock-based compensation expense	—	—	7,472	—	—	7,472
Issuance of common stock upon exercise of stock option grants	16	—	330	—	—	330
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(1,276)	—	—	(1,276)
Issuance of common stock related to vesting of restricted stock units	44	—	—	—	—	—
Common stock repurchases	—	—	—	(999)	—	(999)
Net loss	—	—	—	—	(2,871)	(2,871)
Balance at March 31, 2020	16,598	$17	$285,044	$(172,860)	$69,629	$181,830

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$58,187	$160,762
Stock-based compensation expense	—	—	5,782	—	—	5,782
Issuance of common stock upon exercise of stock option grants	7	—	42	—	—	42
Payment of employee withholding tax for net option exercise			(198)	—	—	(198)
Issuance of common stock related to vesting of restricted stock units	9	—	—	—	—	—
Net income	—	—	—	—	8,973	8,973
Balance at March 31, 2019	16,520	$17	$262,084	$(153,900)	$67,160	$175,361

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,871)	$8,973
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(90)	(287)
Depreciation expense	472	503
Amortization expense	666	630
Fair value adjustments on equity investment	6,500	—
Stock-based compensation expense	7,472	5,782
Amortization of debt issuance costs	65	94
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(6,487)	2,556
Inventories	(1,868)	(1,961)
Prepaid expenses and other current assets	4,473	4,368
Accounts payable	4,294	6,869
Accrued expenses and other liabilities	(8,238)	(1,083)
Other assets and other long-term liabilities, net	(1,230)	(263)
Net cash provided by operating activities	3,158	26,181
Cash flows from investing activities:
Purchase of equity investment security	(17,500)	—
Purchase of property and equipment	(472)	(177)
Net cash used in investing activities	(17,972)	(177)
Cash flows from financing activities:
Proceeds from common stock option exercises	330	42
Employee withholding taxes related to stock-based awards	(1,276)	(198)
Proceeds from existing revolving credit facility	110,000	—
Payment of debt	(1,000)	(2,500)
Repurchases of common stock	(999)	—
Net cash provided by (used in) financing activities	107,055	(2,656)
Net increase in cash and cash equivalents	92,241	23,348
Cash and cash equivalents at beginning of period	109,775	78,791
Cash and cash equivalents at end of period	$202,016	$102,139
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$24	$(6,490)
Interest	576	625
Right-of-use asset obtained in exchange for lease obligation - lease amendment	842	2,871
See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020.
2. Organization and Business Activities
We are an integrated pharmaceutical company focused on finding ways to help medicines do more for patients. Eagle and our collaborators have the capabilities to take a molecule from preclinical research through regulatory approval and into the marketplace, including development, manufacturing and commercialization. Our business model applies our scientific expertise, proprietary research-based insights and marketplace proficiency to identify challenging-to-treat diseases of the central nervous system or metabolic critical care therapeutic areas as well as in oncology. By focusing on patients' unmet needs, Eagle strives to provide healthcare professionals with urgently needed treatment solutions that are designed to improve patient care and outcomes and create near- and long-term value for our stakeholders, including patients and healthcare providers and our employees, marketing partners, collaborators and investors.
Our science-based business model has a proven track record with U.S. Food and Drug Administration ("FDA") approval and commercial launches of three products: RYANODEX® (dantrolene sodium) ("RYANODEX"), bendamustine ready-to-dilute ("RTD") 500ml solution ("BELRAPZO"), and rapidly infused bendamustine RTD ("BENDEKA"). We market our products through marketing partners and/or our internal direct sales force. Eagle markets RYANODEX and BELRAPZO, and Teva Pharmaceutical Industries Ltd. ("Teva") markets BENDEKA through its subsidiary Cephalon, Inc. Reflecting further expansion of our oncology portfolio, in February 2020, we received final FDA approval for PEMFEXY®, our novel pemetrexed product ("PEMFEXY"), a branded alternative to ALIMTA® for metastatic nonsquamous nonsmall cell lung cancer and malignant pleural mesothelioma. We expect to launch PEMFEXY in early 2022.
With 11 pipeline projects underway and the potential for up to five or more product launches over the next several years, we believe we have growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for RYANODEX to address conditions including exertional heat stroke, Alzheimer's disease, traumatic brain injury/concussion, nerve agent exposure and acute radiation syndrome. In addition, our clinical development program includes a strategic partnership with Tyme Technologies (“Tyme”) for SM-88, a product candidate for the treatment of patients with pancreatic or other advanced cancers, as well as investigations of compounds such as EA-114, our fulvestrant product candidate, for patients with hormone receptor ("HR")-positive advanced breast cancer. Other products in development include Vasopressin, our first-to-file Abbreviated New Drug Application ("ANDA") that references Endo International plc's Vasostrict® indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines; and EA-111, a new chemical entity and next-generation ryanodine receptor antagonist, in an intramuscular formulation that that would allow for easier and more rapid administration in emergency situations (military and civilian).

3. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the notes thereto filed with the SEC on March

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

2, 2020. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies other than as listed below.
Significant Risks and Uncertainties
With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company has taken active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as facilitating management’s daily communication to address employee and business concerns and frequent provision of updates to the Company’s Board of Directors (“Board”). The Company anticipates that the COVID-19 pandemic may have an impact on the clinical development timelines for certain of its clinical programs, such as EA-114, in addition to the clinical programs of its collaborators, such as Tyme’s clinical development of SM-88. The Company also anticipates that the COVID-19 pandemic may have an impact on the Company’s supply chain and sales for certain of its products, including BENDEKA. The extent to which the COVID-19 pandemic impacts the Company’s business, its clinical development and regulatory efforts, its supply chain and sales efforts, its corporate development objectives and the value of, and market for, its common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its business plan and strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with research and development operations, including, without limitation, risks and uncertainties associated with: delays or problems in obtaining clinical supply; obtaining regulatory approval of its product candidates; loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing its intellectual property rights; and the challenges of complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
Use of Estimates
These financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements including disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company anticipates that the COVID-19 pandemic may disrupt the Company’s supply chain and marketing and sales efforts for certain of its products, including BENDEKA, although the Company does not expect such disruption to be significant. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates, and any such differences may be material to the Company’s financial statements.
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
The Company, at times, maintains balances with financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit.
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
Our investment in restricted shares of Tyme’s common stock are classified as Level 1. Refer to Note 13, Collaboration with Tyme for further details.
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
Concentration of Major Customers and Vendors
The Company is dependent on commercial partners to market and sell BENDEKA. The Company's customers for BENDEKA are its commercial and licensing partners; therefore, the Company's future revenues are highly dependent on these collaboration and distribution arrangements.
Teva markets BENDEKA pursuant to the BENDEKA License. Pursuant to the agreement, Teva pays the Company a royalty based on net sales of the product and also purchases the product from the Company. A disruption in this arrangement, caused by among other things, a supply disruption, loss of exclusivity or the launch of a superior product would have a material adverse effect of the Company’s financial position, results of operations and cash flows.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended March 31,
	2020	2019
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	65%	84%
Other	35%	16%
	100%	100%

	March 31,	December 31,
	2020	2019
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	63%	80%
Other	37%	20%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $1,113 and $626 for the three months ended March 31, 2020 and 2019, respectively.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2020.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The anti-dilutive common shares equivalents outstanding for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Stock Options	2,927,306	2,194,399
Restricted stock units	253,777	44,383
Total	3,181,083	2,238,782

The following table sets forth the computation for basic and diluted net income (loss) per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Numerator
Numerator for basic and diluted earnings per share-net (loss) income	$(2,871)	$8,973
Denominator
Basic weighted average common shares outstanding	13,667,606	13,925,227
Dilutive effect of stock awards	—	492,984
Diluted weighted average common shares outstanding	13,667,606	14,418,211
Basic net income (loss) per share
Basic net income (loss) per share	$(0.21)	$0.64
Diluted net income (loss) per share
Diluted net income (loss) per share	$(0.21)	$0.62

All potentially dilutive items were excluded from the diluted share calculation for the three months ended March 31, 2020 because their effect would have been anti-dilutive, as the Company was in a loss position.

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In March 2020, the FASB issued Update 2020-04 Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR, formerly known as the London Interbank Offered Rate, or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides optional expedients, including; (1) Simplify accounting analyses under current GAAP for contract modifications, such as modifications of contracts within the scope of Topic 470, Debt, that will be accounted for by prospectively adjusting the effective interest rate, as if any modification was not substantial. That is, the original contract and the new contract shall be accounted for as if they were not substantially different from one another; (2) Simplify the assessment of hedge effectiveness and allow hedging relationships affected by reference rate reform to continue; (3) Allow a one-time election to sell or transfer debt securities classified as held to maturity before January 1, 2020 that reference a rate affected by reference rate reform. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The adoption of ASU 2020-4 is not expected to have a material impact on the Company's financial position or results of operations.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019 and the Company adopted the standard effective January 1, 2020. The adoption of ASU 2016-13 had no material impact on the Company's financial position and results of operations.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Assessing the impact of this legislation, the Company does not expect there to be a material impact to our financial statements at this time.

4. Property and equipment, net
Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019	Estimated Useful Life (years)
Furniture and fixtures	$1,514	$1,188	7
Office equipment	1,105	1,094	3
Equipment	3,203	3,095	7
Leasehold improvements	1,171	1,144	2
	6,993	6,521
Less accumulated depreciation	(4,570)	(4,319)
Property and equipment, net	$2,423	$2,202

Depreciation expense related to property and equipment amounted to $251 and $242 for the quarter ended March 31, 2020 and 2019, respectively.

5. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2020	2019
Raw material	$5,195	$2,460
Work in process	2,486	3,243
Finished products	753	863
	$8,434	$6,566

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2020	2019
Prepaid income taxes	$4,778	$2,462
Prepaid FDA user fee and Advances to clinical research organization	2,080	6,345
Prepaid insurance	876	191
Advances to commercial manufacturers	2,206	4,661
All other	691	1,445
Total Prepaid expenses and other current assets	$10,631	$15,104

Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Accrued sales reserves	$6,019	$8,364
Royalties payable to commercial partners	5,459	6,004
Accrued salary and other compensation	2,704	8,083
Accrued professional fees	2,441	1,926
Accrued research & development	873	1,686
Current portion of lease liability	1,267	1,101
Accrued other	1,360	1,197
Total Accrued expenses	$20,123	$28,361

Adoption of FASB ASU No. 2016-02, “Leases (Topic 842)” as of January 1, 2019
The Company leases its corporate office under an amended lease agreement that expires on June 30, 2025 (the "Corporate Office Lease"). The Corporate Office Lease was amended on August 8, 2019 to extend the term through such date and to increase the amount of leased office space. The Company also leases lab space under a lease agreement that expires on October 31, 2023 (the "Lab Space Lease"). The Company estimated the right of use asset and the corresponding lease liability, on a discounted basis, as of the adoption date of January 1, 2019. The future minimum lease payments under this Corporate Office Lease are approximately $6.6 million.
For the Company's two operating leases (the Corporate Office Lease and Lab Space Lease), the depreciation and interest expense components are combined and recognized ratably over the remaining term of the lease as research and development and selling, general and administrative in the Company's condensed consolidated statements of operations, respectively.
The Company used its estimated incremental borrowing rate to calculate the present value of the right of use ("ROU") assets and lease liabilities as of the date of adoption date. The implicit interest rate related to the Company’s two lease agreements was not known as of the date of adoption. Therefore, the Company calculated an incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Lease related disclosures consist of the following:

	March 31,	December 31,	March 31,
	2020	2019	2019
ROU asset, net included in Other assets	$4,337	$3,716	$2,871
Lease liability included with Other long-term liabilities	$3,454	$3,000	$2,871
Lease liability included with Accrued expenses and other liabilities	$1,267	$1,101	$—
Quarter to date ("QTD") depreciation of ROU asset	$221	n/a	$261
QTD related rent expense	$286	n/a	$287
QTD operating cash flows from operating leases	$286	n/a	$287
QTD operating lease costs	$286	n/a	$287
Weighted-average remaining lease term - operating leases	4.7 years	5.0 years	2.8 years
Weighted-average discount rate - operating leases	6.5%	6%	6.4%

As of March 31, 2020, the future minimum lease commitments for the Company's two leases were as follows:

Total	2020	2021	2022	2023	2024	2025	Beyond
$6,576	$1,314	$1,362	$1,376	$1,291	$820	$413	$—

As of December 31, 2019, the future minimum lease commitments for the Company's two leases were as follows:

Total	2020	2021	2022	2023	2024	2025
$6,607	$1,345	$1,362	$1,376	$1,291	$820	$413

7. Intangible Assets, Net
The gross carrying amounts and net book value of the Company's intangible assets are as follows:

		March 31, 2020
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
RYANODEX intangible (i)	20	$15,000	$(2,715)	$12,285
Developed technology	5	8,100	(5,468)	2,632
Total		$23,100	$(8,183)	$14,917

		December 31, 2019
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
RYANODEX intangible (i)	20	15,000	(2,454)	12,546
Developed technology	5	8,100	(5,063)	3,037
Total		$23,100	$(7,517)	$15,583
(i) Represent payments made to reduce the royalties payable to a third party on RYANODEX net sales.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Amortization expense was $666 and $630 for the three months ended March 31, 2020 and 2019, respectively.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of March 31, 2020, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2020 (remainder)	1,999
2021	2,623
2022	1,369
2023	1,570
2024	1,898
Thereafter	5,458
Total estimated amortization expense	$14,917

8. Common Stock and Stock-Based Compensation
Common Stock
Share Repurchase Program

On March 17, 2020, the Company, announced that its Board approved a new share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of the Company’s outstanding common stock. The Share Repurchase Program replaces the Company’s existing share repurchase program, or the Previous Share Repurchase Program, which was announced on October 30, 2018 and was terminated in connection with the Board’s approval of the Share Repurchase Program. At termination, the Company had repurchased approximately $68.0 million of the Company’s outstanding common stock under the Previous Share Repurchase Program.

Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash resources.

On October 30, 2018, the Company announced the Previous Share Repurchase Program was approved by the Board of Directors pursuant to which the Company may have repurchased of up to $150 million of its outstanding common stock, that consisted of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”), with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) up to $100 million in additional repurchases.

As of March 31, 2020, the Company had repurchased an aggregate of 2,933,320 shares of common stock for an aggregate of $172.9 million pursuant to its share repurchase programs.

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
A summary of stock option, RSU and PSU activity under the 2014 Plan during the three months ended March 31, 2020 and 2019 is presented below:

	Stock Options	RSUs	PSUs
Outstanding at December 31, 2018	2,556,365	54,219	117,219
Granted	550,433	211,829	—
Options Exercised/RSUs Vested/PSUs Vested	(4,914)	(13,555)	—
Forfeited or expired	(9,588)	(531)	(709)
Outstanding at March 31, 2019	3,092,296	251,962	116,510

Outstanding at December 31, 2019	3,096,161	251,215	116,181
Granted	600,200	231,450	—
Options Exercised/RSUs Vested/PSUs Vested	(15,971)	(66,142)	—
Forfeited or expired	(60,294)	(10,824)	(2,431)
Outstanding at March 31, 2020	3,620,096	405,699	113,750

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	0.47% - 1.65%	2.57% - 2.61%
Volatility	54.94%	50.47%
Expected term (in years)	6.03 years	5.98 years
Expected dividend yield	0.0%	0.0%

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
The Company recognized stock-based compensation in its condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31,
	2020	2019
Stock options	$4,993	$4,428
RSUs	1,852	608
PSUs	627	746
Stock-based compensation expense	$7,472	$5,782

Selling, general and administrative	$5,922	$4,639
Research and development	1,550	1,143
Stock-based compensation expense	$7,472	$5,782

9. Commitments
Our future material contractual obligations as of March 31, 2020, include the following:

Obligations	Total	2020	2021	2022	2023	2024	2025	Beyond
Operating leases (1)	$6,576	$1,314	$1,362	$1,376	$1,291	$820	$413	$—
Credit facility (2)	148,000	114,000	8,000	26,000	—	—	—	—
Purchase obligations (3)	21,033	21,033	—	—	—	—	—	—
Total obligations	$175,609	$136,347	$9,362	$27,376	$1,291	$820	$413	$—

(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on October 31, 2023. Rental expense for the operating leases was $286 and $287, for the three months ended March 31, 2020 and 2019. The remaining future lease payments under the operating leases are $6,576 as of March 31, 2020.
(2) Refer to Note 10 Debt for details of the Revised Credit Agreement entered into as of November 8, 2019.
(3) As of March 31, 2020, the Company has purchase obligations in the amount of $21,033 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

10. Debt
On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017 (the "Amended Credit Agreement"). The terms and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40.0 million and a undrawn

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

revolving credit facility of $110.0 million. The schedule of principal payments for the new term loan facility has been extended until November 8, 2022.
As of March 31, 2020, the terms and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40.0 million and a drawn revolving credit facility of $110.0 million. The Company classified the current portion of long-term debt of $116.0 million on the consolidated balance sheet as of March 31, 2020. Per the terms of the Revised Credit Agreement, the Company is limited in its ability to pay dividends. As of March 31, 2020, the Company was in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants. The Company has repaid the full $110.0 million drawn under its revolving credit facility as of the date of this Quarterly Report.
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
The Company is required to pay a commitment fee on the unused portion of the new revolving credit facility in the Revised Credit Agreement at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio. The Company is obligated to repay a contractually agreed portion of the term loan on the last day of each March, June, September and December in accordance with the Revised Credit Agreement.
As of March 31, 2020, the Company has $1.2 million of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

Debt Maturities	As of March 31, 2020
2020 (remainder)	$114,000
2021	8,000
2022	26,000
Total	$148,000

11. Income Taxes

	Three Months Ended March 31,
	2020	2019
Income tax benefit (provision)	$137	$(3,004)
Effective tax rate	5%	25%

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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended March 31, 2020 reflects the impact of a valuation allowance established for the fair value adjustment on the Company’s investment in Tyme, certain non-deductible executive compensation partially offset by credits for research and

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

development activity. The effective tax rate for the three months ended March 31, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.
Deferred income tax assets as of March 31, 2020 consist of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the Company has incurred tax losses since its inception, all of the Company’s tax years are effectively open to examination. The Company is currently under audit by one State tax jurisdiction. The Company has no amount recorded for any unrecognized tax benefits as of March 31, 2020. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. The Company reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia (the “District Court”) against the FDA and other federal defendants seeking an order requiring the FDA to recognize orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL.  On June 8, 2018, the District Court issued a decision requiring the FDA to recognize seven years of orphan drug exclusivity in the U.S. for Bendeka, and on July 6, 2018 the FDA recognized such ODE until December 7, 2022.  In addition, on July 6, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested that the District Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA.  The FDA’s motion was denied by the District Court on August 1, 2018 on the grounds that the FDA had not satisfied the standard for altering or amending the judgment. The FDA and two intervenors appealed the District Court’s final judgment to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”).  Oral arguments occurred on October 17, 2019, and on March 13, 2020 a panel of the Court of Appeals affirmed the District Court’s decision. FDA has until May 27, 2020 to file a petition for rehearing en banc. Previously, on February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of orphan drug exclusivity for

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Bendeka. Pursuant to the FDA’s decision, no bendamustine product used to treat the same indications (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka.

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

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc; Eagle Pharmaceuticals, Inc. et al. v. Lupin, Ltd. and Lupin Pharmaceuticals, Inc.; Eagle Pharmaceuticals, Inc. et al v. Aurobindo Pharma, Ltd, Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd - (Bendeka®)
Bendeka, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”),

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Mylan Laboratories Limited (“Mylan”), Lupin, Ltd. and Lupin Pharmaceuticals, Inc. (“Lupin”), and Aurobindo Pharma, Ltd, Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd (“Aurobindo”) have filed Abbreviated New Drug Applications (“ANDA’s”) referencing Bendeka® that include challenges to one or more of the Bendeka® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a 505(b)(2) NDA.
The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan, Hospira, Lupin, and Aurobindo in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), July 19, 2018 (Hospira), and July 2, 2019 (Lupin) In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin. Patentees expect to file suit against Aurobindo the week of May 11, 2020. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes (the “Consolidated Bendeka Litigation”), and a bench trial in these cases was held September 9-19, 2019. On April 27, 2020, the district court held that the asserted patents are valid and infringed by Slayback, Apotex, Fresenius and Mylan. Under this decision, the FDA cannot approve Slayback, Apotex, Fresenius and Mylan before 2031. Hospira filed a motion to dismiss, which was fully briefed on November 16, 2018. On December 16, 2019, the United States District Court for the District of Delaware denied Hospira’s motion to dismiss with respect to U.S. Patent No. 9,572,887 and granted that motion with respect to the remaining patents. Trial is set for November 15, 2021. The case remains pending.
The FDA is stayed from approving Hospira’s 505(b)(2) application until the earlier of (1) December 20, 2020 (the “30-month stay date”); and (2) a court decision that the ‘887 patent is not infringed, invalid, or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action.

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback filed an ANDA referencing Eagle's BELRAPZO NDA. Slayback’s ANDA includes challenges to one or more of the BELRAPZO Orange Book-listed patents. On September 20, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797 and 10,010,533. On October 10, 2018, Slayback answered the Complaint and filed various counterclaims. On October 31, 2018, the Company answered Slayback’s counterclaims. Pursuant to a stipulation between the parties, Slayback is bound by any final judgment entered in the Consolidated Bendeka Litigation. This case is currently stayed.

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company
Slayback filed a 505(b)(2) NDA referencing Eagle’s BELRAPZO NDA. Slayback’s NDA includes challenges to one or more of the BELRAPZO Orange Book-listed patents. On December 11, 2018, the Company filed a suit against Slayback in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 9,265,831, 9,572,796, 9,572,797, and 10,010,533. On January 4, 2019, Slayback filed a motion for judgment on the pleadings. On May 9, 2019, the United States District Court for the District of Delaware granted Slayback’s motion for judgment on the pleadings. On July 23, 2019, the Company filed an appeal of this decision with the United States Court of Appeals for the Federal Circuit. On May 8, 2020, the Federal Circuit upheld the district court’s decision.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation took place on March 3, 2020. On April 17, 2020, the Company submitted a letter requesting leave to file a motion for summary judgment of non-infringement. Par’s responsive letter was submitted on May 8, 2020. Due to the COVID-19 pandemic, trial, which was scheduled to begin May 18, 2020, has been adjourned to a future date. The court scheduled a status conference on May 18, 2020. This suit is pending.

Eagle Pharmaceuticals, Inc. et al. v. Accord (Argatroban)
On March 27, 2019, the Company and Chiesi filed suit against Accord Healthcare, Inc. (“Accord”) in the United States District Court for the District of New Jersey (the “New Jersey suit”) and in the United States District Court for the Middle District of North Carolina (the “North Carolina suit”) (together “the suits”). The suits alleged patent infringement based on Accord’s 505(b)(2) NDA seeking approval to manufacture and sell Accord’s proposed argatroban product. On May 21, 2019, the Company and Chiesi voluntarily dismissed the North Carolina suit. On July 10, 2019, Accord moved for judgment on the pleadings in the New Jersey suit. The New Jersey suit is currently pending.

13. Collaboration with Tyme
On January 7, 2020, Tyme and the Company announced a strategic collaboration to advance SM-88, an oral product candidate for the treatment of patients with cancer. SM-88 is an investigational agent in two Phase II studies, one for pancreatic cancer and another for prostate cancer.

Under the terms of the related agreements, Tyme is entitled to receive up to a total $40.0 million as follows:
(a) an initial $20.0 million upfront payment. In return, we received 10 million restricted shares of Tyme’s common stock at $2.00 per share. The Company is contractually restricted from selling its investment in Tyme for up to three years; and
(b) a second potential $20.0 million milestone payment upon the earlier of  (i) the successful completion of a pivotal trial in pancreatic cancer or (ii) FDA approval of SM-88 in any cancer indication within the United States. Upon occurrence of such milestone event, this payment would be split into a $10.0 million one-time milestone cash payment and a $10.0 million additional investment in Tyme's preferred stock. The preferred shares will be convertible into common stock with a conversion price at a 15% premium to the then-prevailing common stock market price per share.

Under the terms of a related co-promotion agreement, we would be responsible for 25% of the promotional sales effort of SM-88 and would receive 15% royalty on the net revenues of SM-88 in the United States. Tyme is be responsible for clinical development, regulatory approval, commercial strategy, marketing, reimbursement and manufacturing of SM-88. Tyme retains the remaining 85% of net U.S. revenues and reserves the right to repurchase our U.S. co-promotion right for $200.0 million.

Under the terms of the agreement, the initial $20.0 million paid to Tyme, was accounted for as a $17.5 million readily determinable fair value equity investment based on the closing price per share of Tyme's common stock on January 7, 2020. The remainder was treated as an upfront collaboration payment of $2.5 million that was recorded as selling, general and administrative expense in the first quarter of 2020. The investment in Tyme represents approximately 9% of the total shares outstanding of Tyme's common stock.

As of March 31, 2020, the Company included its investment in Tyme in Other Assets (non-current) on its condensed consolidated balance sheet. For the three months ended March 31, 2020, the fair value adjustments for the equity investment was $6.5 million which was recorded in Other expense of our condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, or the Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 2, 2020, or the Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Unless otherwise indicated or required by context, references throughout to “Eagle,” the “Company,” “we,” “our,” or “us” refer to financial information and transactions of Eagle Pharmaceuticals, Inc.

Overview
We are an integrated pharmaceutical company focused on finding ways to help medicines do more for patients. Along with our collaborators, we have the capabilities to take a molecule from preclinical research through regulatory approval and into the marketplace, including development, manufacturing and commercialization of our products and product candidates. Our business model applies our scientific expertise, proprietary research-based insights and marketplace proficiency to identify challenging-to-treat diseases of the central nervous system or metabolic critical care therapeutic areas as well as in oncology. By focusing on patients’ unmet needs, we strive to provide healthcare professionals with urgently needed treatment solutions that are designed to improve patient care and outcomes and create near- and long-term value for our stakeholders, including patients and healthcare providers and our employees, marketing partners, collaborators and stockholders.
Our science-based business model has a proven track record with FDA approval and commercial launches of three products: RYANODEX, BELRAPZO and BENDEKA. We market our products through marketing partners and/or our internal direct sales force. We market RYANODEX and BELRAPZO, and Teva markets BENDEKA through its subsidiary, Cephalon, Inc. Reflecting further expansion of our oncology portfolio, in February 2020, we received final FDA approval for PEMFEXY, a branded alternative to ALIMTA for metastatic nonsquamous nonsmall cell lung cancer and malignant pleural mesothelioma. We expect to launch PEMFEXY in early 2022.
With 11 pipeline projects underway and the potential for up to five or more product launches over the next several years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for RYANODEX to address conditions including exertional heat stroke, Alzheimer’s disease, traumatic brain injury/concussion, nerve agent exposure and acute radiation syndrome. In addition, our clinical development program includes a strategic partnership with Tyme for SM-88, a product candidate for the treatment of patients with pancreatic or other advanced cancers, as well as investigations of compounds such as EA-114 and our Fulvestrant product candidate for patients with HR-positive advanced breast cancer. Other products in development include Vasopressin, our first-to-file ANDA that references Endo International plc’s Vasostrict indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines; and EA-111, a new chemical entity and next-generation ryanodine receptor antagonist, in an intramuscular formulation that that would allow for easier and more rapid administration in emergency situations (military and civilian).

Recent Developments

Clinical Trial of RYANODEX
On April 16, 2020, we announced that our product RYANODEX (dantrolene sodium) for injectable suspension was demonstrated to inhibit the growth of SARS-CoV-2, the virus causing the COVID-19 pandemic, in a controlled in vitro laboratory test. On April 14, 2020, we submitted Investigational New Drug (“IND”) application to U.S. Food and Drug Administration (“FDA”) for a Phase 2 clinical trial in partnership with Hackensack University Medical Center to evaluate the efficacy of RYANODEX (dantrolene sodium) in patients infected with SARS-CoV-2, the virus causing the COVID-19 pandemic. We have been in contact with the FDA’s Coronavirus Treatment Acceleration Program, or CTAP, to request potential expedited review of the IND application with the aim of beginning the clinical trial as soon as possible. We are partnering with Hackensack University Medical Center to conduct the controlled Phase 2 clinical trial in patients with COVID-19 to evaluate the effectiveness and safety of RYANODEX for the treatment of COVID-19 as adjunctive treatment to current standard of care. The World Health Organization Ordinal Scale of Severity, the Sequential Organ Failure Assessment and other relevant clinical measurements will be used as efficacy endpoints. If we receive FDA authorization of our IND application, we expect the trial to begin enrolling approximately 60 adult patients hospitalized with COVID-19 and with confirmed SARS-CoV-2 infection in May 2020.

New Share Repurchase Program
On March 17, 2020, we announced that our Board approved a new share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of our outstanding common stock. The Share Repurchase Program replaces our existing share repurchase program, or the Previous Share Repurchase Program, which was announced on October 30, 2018 and was terminated in connection with the Board’s approval of the Share Repurchase Program. At termination, we had repurchased approximately $68.0 million of our outstanding common stock under the Previous Share Repurchase Program. On October 30, 2018, we announced that our Board had approved a share repurchase program providing for the repurchase of up to $150.0 million of our outstanding common stock, that consisted of (i) up to $50.0 million in repurchases pursuant to an accelerated share repurchase agreement, or the ASR, with JPMorgan Chase Bank, N.A., or JPMorgan, and (ii) up to $100.0 million in additional repurchases, or, collectively, the 2018 Share Repurchase Program. In connection with its approval of the 2018 Share Repurchase Program, the Board terminated our 2016 Share Repurchase Program and 2017 Share Repurchase Program in October 2018. As of March 31, 2020, we have repurchased an aggregate of 2,933,320 shares of common stock for $172.9 million.

COVID-19 Business Update
With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we have taken precautions to help ensure the safety and well-being of our team members and the patients and healthcare providers who rely on our products, and have implemented processes and technologies to minimize disruption to our business and mitigate the impact of the COVID-19 pandemic on our stakeholders. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business plans and response strategy. The impact of COVID-19 pandemic on our business and financial condition is more fully described below in Trends and Uncertainties.

Financial Operations Overview

Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
Product Sales. Through March 31, 2020, we have recognized revenues from product sales of BENDEKA, Argatroban, RYANODEX and BELRAPZO. Sales of BENDEKA were made to our commercial partner Teva, while Argatroban was sold directly to our commercial partners Chiesi and Sandoz AG, or Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. RYANODEX and BELRAPZO were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
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
Royalty Revenue. We recognize revenue from royalties based on a percentage of Teva’s net sales of BENDEKA and Sandoz’s and Chiesi’s gross profit of Argatroban, both net of discounts, returns and allowances incurred by our commercial partners. Royalty revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured.
License and Other Revenue. Our revenues may either be in the form of the recognition of deferred revenues upon milestone achievement for which cash has already been received or recognition of revenue upon milestone achievement the payment for which is reasonably assured to be received in the future.
The primary factors that determine our revenues derived from BENDEKA are:

•	the level of orders submitted by our commercial partner, Teva;

•	the rate at which Teva can convert the current market to BENDEKA;

•	the level of institutional demand for BENDEKA;

•	unit sales prices charged by Teva, net of any sales reserves; and

•	the level of orders submitted by wholesalers, hospitals and surgery centers.
The primary factors that may determine our revenues derived from Argatroban are:

•	the level of orders submitted by our commercial partners, Sandoz and Chiesi;

•	the level of institutional demand for Argatroban; and

•	unit sales prices charged by Sandoz and Chiesi, net of any sales reserves.
The primary factors that may determine our revenues derived from RYANODEX, BELRAPZO and our future products are:

•	the effectiveness of our sales force;

•	the level of orders submitted by wholesalers, hospitals and surgery centers;

•	the level of institutional demand for our products; and

•	unit sales prices, net of any sales reserves.

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

Research and Development
Costs for research and development are charged to expenses as incurred and include: employee-related expenses including salaries, benefits, travel and stock-based compensation expense for research and development personnel; expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical and preclinical studies; costs associated with preclinical activities and development activities; costs associated with regulatory operations; and depreciation expense for assets used in research and development activities.
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

Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740, “Income Taxes,” or ASC 740.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Results of Operations
Comparison of Three Months Ended March 31, 2020 and 2019
Revenues

	Three Months Ended March 31,		Increase / (Decrease)
	2020	2019
	(in thousands)
Product sales	$17,694	$14,472	$3,222
Royalty revenue	28,326	26,313	2,013
License and other revenue	—	9,000	(9,000)
Total revenue	$46,020	$49,785	$(3,765)
Product sales increased $3.2 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The contributing factors to the increase primarily included an increase of $7.4 million in product sales of RYANODEX®(dantrolene sodium) and a $1.3 million increase in BELRAPZO. These increased sales were partially offset by a decrease of $5.0 million in product sales of BENDEKA primarily due to volume decrease.
Royalty revenue increased $2.0 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as a result of a $2.0 million increase in royalty revenue from our share of Teva's BENDEKA sales.

The decrease in License and other revenue for the quarter ended March 31, 2020 was due to the non-recurrence of an upfront cash payment of $9.0 million upon execution of an amendment to the Cephalon License to terminate Teva’s obligation to pay future milestones and royalties on Bendeka sales outside of the U.S that was executed in the three months ended March 31, 2019.

Cost of Revenue

	Three Months Ended March 31,		Decrease
	2020	2019
	(in thousands)
Cost of product sales	$4,765	$9,554	$(4,789)
Cost of royalty revenue	3,038	3,546	(508)
Total cost of revenue	$7,803	$13,100	$(5,297)

Cost of product sales decreased $4.8 million in the three months ended March 31, 2020 to $4.8 million as compared to $9.6 million in the three months ended March 31, 2019, primarily as a result of the decrease in product sales for BENDEKA of $5.0 million.

Cost of royalty revenue decreased $0.5 million in the three months ended March 31, 2020 to $3.0 million as compared to $3.5 million in the three months ended March 31, 2019, primarily as a result of the decrease in royalty revenue for BENDEKA.

Research and Development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended March 31,		Increase / (Decrease)
	2020	2019
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$2,801	$187	$2,614
Vasopressin	283	1,317	(1,034)
RYANODEX EHS “EP-4104”	1,287	$555	732
All other projects	641	$926	(285)
Salary and other personnel related	$4,415	$3,390	1,025
Research and development	$9,427	$6,375	$3,052

Research and development expenses increased $3.1 million in the three months ended March 31, 2020 to $9.4 million as compared to $6.4 million in the three months ended March 31, 2019. The increase primarily resulted from our increased project spending for EGL-5385-C-1701 (the Company’s Fulvestrant formulation) of $2.6 million coupled with increased project spending for RYANODEX® (dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke (“EHS”) of $0.7 million and increased personnel related costs of $1.0 million, partially offset by decreased spending for Vasopressin of $1.0 million.

Selling, General and Administrative

	Three Months Ended March 31,		Increase
	2020	2019
	(in thousands)
Selling, general and administrative	$24,755	$18,141	$6,614

Selling, general and administrative expenses increased $6.6 million for the three months ended March 31, 2020 to $24.8 million as compared to $18.1 million for the three months ended March 31, 2019. This increase is primarily related to $2.5 million of costs related to the collaboration with Tyme, coupled with an increase of $1.4 million in external legal fees resulted from ongoing litigation matters coupled with an increase of stock compensation costs of $1.3 million and an increase of direct marketing costs of $0.5 million and severance costs of $0.2 million.

Other Expense

	Three Months Ended March 31,		Decrease
	2020	2019
	(in thousands)
Interest income	$346	$494	$(148)
Interest expense	(889)	(686)	(203)
Other expense	(6,500)	—	(6,500)
Total other expense, net	$(7,043)	$(192)	$(6,851)

Interest income decreased $148.0 thousand for the three months ended March 31, 2020 primarily due to lower interest rates associated with money market funds as compared to the three months ended March 31, 2019.

Interest expense increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to higher total long-term debt outstanding primarily due to additional borrowings from the revolving credit facility.

On January 7, 2020, the Company announced a strategic collaboration with Tyme that included an initial $20.0 million upfront payment. In return, we received 10 million restricted shares of Tyme’s common stock which was accounted for as a $17.5 million readily determinable fair value equity investment based on the closing price per share of Tyme's common stock on January 7, 2020. The remainder was treated as an upfront collaboration payment of $2.5 million that was recorded as research and development expense in the first quarter of 2020. For the three months ended March 31, 2020, the Company marked its investment in Tyme to market based on its ending closing price per share as of March 31, 2020 and recorded a $6.5 million loss.

Income Tax Benefit (Provision)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Benefit (Provision) for income taxes	$137	$(3,004)
Effective tax rate	5%	25%

The benefit (provision) for income taxes was based on the applicable federal and state tax rates. The effective tax rate for the three months ended March 31, 2020 reflects the impact of a valuation allowance established for the fair value adjustment on the Company’s investment in Tyme, certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $202.0 million and $102.1 million as of March 31, 2020 and March 31, 2019, respectively.

For the three months ended March 31, 2020, we generated a net loss of $2.9 million. As of March 31, 2020, our working capital surplus was $129.7 million. For the three months ended March 31, 2019, we realized net income of $9.0 million.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months.
The COVID-19 pandemic is disrupting the U.S. healthcare system, as well as global capital markets. There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. The COVID-19 pandemic could have a material adverse impact on our financial condition and results of operations in the future, including our ability to obtain financing. The impact of COVID-19 on our business and financial condition is more fully described below in Trends and Uncertainties

Operating Activities:

Net cash provided by operating activities for the three months ended March 31, 2020 was $3.2 million. Net loss for the period was $2.9 million enhanced by the net of non-cash adjustments of approximately $15.1 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, fair value adjustment on an equity investment and amortization of debt issuance costs. Net changes in working capital increased cash from operating activities by approximately $9.0 million, due to changes in working capital accounts. The total amount of accounts receivable at March 31, 2020 was approximately $54.5 million, which included $24.5 million related to product sales and $30.0 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.

Investing Activities:

In the three months ended March 31, 2020, we invested $17.5 million to purchase 10 million restricted shares of Tyme’s common stock and spent $0.5 million for purchases of property and equipment.

Financing Activities:

Net cash provided by financing activities for the three months ended March 31, 2020 was $107.1 million, primarily as a result of drawing down from the revolving credit facility for $110.0 million coupled with $0.1 million of proceeds from common stock option exercises by employees partially offset by payments associated with employee withholding tax upon vesting of stock-based awards of $1.0 million and principal payments for debt required by the Amended Credit Agreement of $1.0 million and payments related to the repurchases of our common stock of $1.0 million.

The Company has repaid the full $110.0 million drawn under its revolving credit facility as of the date of this Quarterly Report.

Trends and Uncertainties
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the President of the United States declared a national emergency relating to the pandemic. Government authorities in the United States have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. Both the COVID-19 pandemic and the containment and mitigation efforts related to the pandemic have had a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which are uncertain.

During the three months ended March 31, 2020, we incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, however, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:

•
Day-to-Day Operations: Since mid-March 2020, our employees, including customer-facing employees, have been working remotely. The duration and extent of these restrictions are uncertain. We have developed plans to resume in-person work practices as we determine it to be safe to do so and pending relevant health authority guidance. We expect to incur additional expenses in 2020 related to the impact of the COVID-19 pandemic on our operations, including procurement of personal protective equipment for our employees and maintenance of our facilities to align with safety protocols.

•
Manufacturing and Supply Chain: We are working closely with our commercial partners and third-party manufacturers to mitigate potential disruptions as a result of the COVID-19 pandemic by continuing to monitor the supply and availability of BENDEKA, RYANODEX and BELRAPZO for the patients who rely on these products. As of the date of this Quarterly Report, the COVID-19 pandemic has not caused significant disruptions to manufacturing operations or supply of our commercial products in the United States or of clinical trial material for our ongoing trials, no significant additional costs have been incurred and we currently expect to have adequate commercial product availability of BENDEKA, RYANODEX and BELRAPZO in 2020. While the supply disruptions we have experienced in 2020 have been minor, if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and our clinical supply, which would adversely impact our development activities.

•
Marketing and Sale of Products: Although we did not see a material impact on our product revenues in the three months ended March 31, 2020, we are expecting an impact on our near-term financial results as a result of the COVID-19 pandemic. In the three months ended March 31, 2020, we have observed a reduction in the number of BENDEKA patients visiting infusion centers, hospitals and clinics for intravenous administration of BENDEKA due to interruptions in healthcare services, and the patients’ inability to visit administration sites and desire to avoid contact with infected individuals. In addition, our sales and marketing teams have been working remotely, and we cannot predict how effective our virtual initiatives will be with respect to marketing and supporting the sale and administration of our products, or when we will be able to resume in-person sales and marketing activities.

•
Liquidity and Capital Resources: We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months. While we do not expect the COVID-19 pandemic to have a material adverse effect on our liquidity, the situation continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to use future loans, if any, under the 2019 Credit Agreement, for general corporate purposes and any strategic acquisitions.

•
Regulatory Activities: With respect to regulatory activities, to date, FDA has not notified us of any delays impacting our Prescription Drug User Fee Act, or PDUFA, action date for our NDA for RYANODEX (dantrolene sodium for injectable suspension) for the treatment of exertional heat stroke. However, it is possible that we could experience delays in the timing of NDA review and/or our interactions with FDA due to, for example, absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of FDA’s efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay approval decisions with respect to the NDA for RYANODEX for exertional heat stroke and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. Although the COVID19 pandemic did not materially impact our results of operations during the three months ended March 31, 2020, it could have a material adverse impact on our financial condition and results of operations in the future.

Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the three months ended March 31, 2020, as compared to the obligations disclosed in our Annual Report.
Our future material contractual obligations included the following as of March 31, 2020, (in thousands):

Obligations	Total	2020	2021	2022	2023	2024	2025	Beyond
Operating leases (1)	$6,576	$1,314	$1,362	$1,376	$1,291	$820	$413	$—
Credit facility (2)	148,000	114,000	8,000	26,000	—	—	—	—
Purchase obligations (3)	21,033	21,033	—	—	—	—	—	—
Total obligations	$175,609	$136,347	$9,362	$27,376	$1,291	$820	$413	$—
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on October 31, 2023.
(2) Refer to Note 10 Debt for details of the Revised Credit Agreement entered into as of November 8, 2019.
(3) As of March 31, 2020, the Company has purchase obligations in the amount of $21.0 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

Recent Accounting Pronouncements

Recent Accounting Pronouncements - Not Yet Adopted
In March 2020, the FASB issued Update 2020-04 Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR, formerly known as the London Interbank Offered Rate, or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides optional expedients, including; (1) Simplify accounting analyses under current GAAP for contract modifications, such as modifications of contracts within the scope of Topic 470, Debt, that will be accounted for by prospectively adjusting the effective interest rate, as if any modification was not substantial. That is, the original contract and the new contract shall be accounted for as if they were not substantially different from one another; (2) Simplify the assessment of hedge effectiveness and allow hedging relationships affected by reference rate reform to continue; (3) Allow a one-time election to sell or transfer debt securities classified as held to maturity before January 1, 2020 that reference a rate affected by reference rate reform. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The adoption of ASU 2020-4 is not expected to have a material impact on the Company's financial position or results of operations.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019 and the Company adopted the standard effective January 1, 2020. The adoption of ASU 2016-13 had no material impact on the Company's financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below:
We are monitoring the potential impacts of the COVID-19 pandemic on our business. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation at March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
The disclosures under Note 12. Legal Proceedings in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report are incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the updated risk factors set forth immediately below, our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report.

The COVID-19 pandemic could adversely impact our business, including the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.
On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, can be characterized as a pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). In addition, in mid-March 2020, we implemented work-from-home policies for the majority of our employees. Our work-from-home policies may negatively impact productivity or disrupt our business, the magnitude of which will depend, in part, on the length of this remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We expect to work from home in the near future and will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention and the New Jersey Department of Health, in deciding when to transition back to working in our offices. The effects of government actions and our policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and our ability to market and sell our products, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy. These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.
The marketing, sale and commercialization of our products may be adversely impacted by COVID-19 and actions taken to slow its spread. Although we did not see a material impact on our product revenues in the first quarter of 2020, we are expecting an impact on our near-term financial results, and other parts of our business have been, and continue to be, impacted by the outbreak. For example, patients may postpone visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for our products to be prescribed, reimbursed and administered to patients. For example, we have observed a reduction in the number of BENDEKA patients visiting infusion centers, hospitals and clinics for intravenous administration of BENDEKA due to interruptions in healthcare services, and the patients’ inability to visit administration sites and desire to avoid contact with infected individuals. We also cannot predict how effective our virtual initiatives will be with respect to marketing and supporting the sale and administration of our products, or when we will be able to resume in-person sales and marketing activities.
Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our products. In particular, some of our suppliers of certain materials used in the production of our drug products are located in regions that have been subject to COVID-19-related actions and policies that limit the conduct of normal business operations. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to COVID-19, our ability to continue meeting commercial demand for our products in the United States or advancing development of our product candidates may become impaired. At this time, we consider our inventories on hand to be sufficient to meet our commercial requirements.
In addition, our clinical trials may be affected by COVID-19. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Some clinical sites in the United States have started to slow or stop further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. For example, our timeline for EA-114, Tyme’s timeline for SM-88 or the development timelines for any of our other clinical or preclinical programs may experience delays because of these factors. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.
The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position or our business development activities.
The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our access to capital and our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the pandemic, the duration of the pandemic and the efforts by governments and business to contain it, business closures or business disruptions and the impact on the economy and capital markets.
We rely on limited sources of supply for our products and product candidates, and any disruption in the chain of supply may impact production and sales of our products and cause delay in developing and commercializing our product candidates.
We currently have relationships with a limited number of third parties for the manufacture of our products and product candidates. Because of the unique equipment and process for manufacturing our products, transferring manufacturing activities to an alternate supplier would be a time-consuming and costly endeavor, and there are only a limited number of manufacturers that we believe are capable of performing this function for us. Switching finished drug suppliers may involve substantial cost and could result in a delay in our desired clinical and commercial timelines. If any of these single-source manufacturers breaches or terminates their agreements with us, we would need to identify an alternative source for the manufacture and supply of product candidates to us for the purposes of our development and commercialization of the applicable products. Identifying an appropriately qualified source of alternative supply for any one or more of these product candidates could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our product candidates, which could harm our financial position and commercial potential for our products. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if we appoint a new manufacturer for supply of our product candidates that differs from the manufacturer used for clinical development of such product candidates. For our other product candidates, we expect that only one supplier will initially be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply.
Additionally, if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to deliver products to clinical trial sites or to generate sales of and revenues from our approved products.
These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and active pharmaceutical ingredients on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 17, 2020, the Company announced that our Board approved a new share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of the Company’s outstanding common stock. The Share Repurchase Program replaces the Previous Share Repurchase Program, which was announced on October 30, 2018 and was terminated in connection with the Board’s approval of the Share Repurchase Program. At termination, the Company had repurchased approximately $68.0 million of the Company’s outstanding common stock under the Previous Share Repurchase Program.

Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash resources.

The Company made the following purchases of our equity securities during the period covered by this Quarterly Report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
January 1, 2020 to January 31, 2020	—	N/A	—	82,039
February 1, 2020 to February 29, 2020	—	N/A	—	82,039
March 1, 2020 to March 31, 2020	25,633	$39.03	25,633	158,999
Total	25,633		25,633

(1) All shares repurchased by the Company during the first quarter of 2020 were repurchased pursuant to the Share Repurchase Program, described above.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

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
10.1
Securities Purchase Agreement, dated January 7, 2020, between the Registrant and Tyme Technologies Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed January 8, 2020)

10.2	(1)	Co-Promotion Agreement, dated January 7, 2020, between the Registrant and Tyme Technologies Inc.
31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1) Filed herewith.

**The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Eagle Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

EAGLE PHARMACEUTICALS, INC.

DATED: May 11, 2020	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer (Principal Executive Officer)

DATED: May 11, 2020	By:	/s/ Pete A. Meyers
Pete A. Meyers
Chief Financial Officer (Principal Accounting and Financial Officer)