Form 10-Q
period 2020-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2020-08-10
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares outstanding of the registrant’s common stock as of August 3, 2020: 13,606,971 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•our expectations regarding the impact of the ongoing coronavirus 2019, or COVID-19, pandemic including the expected duration of disruption and immediate and long-term delays; disruption in the sales of our marketed products; delays, interruptions or other adverse effects to clinical trials and patient enrollment; delays in regulatory review; manufacturing and supply chain interruptions; adverse effects on healthcare systems and disruption of the global economy overall, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations;
•the potential benefits and commercial potential of Bendeka, Ryanodex and Belrapzo for approved indications and any expanded uses;
•the commercial potential of additional indications for our products;
•sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, timing regarding development and regulatory approvals for our products or for additional indications or in additional territories;
•future expansion of our commercial organization and transition to third-parties in certain jurisdictions to perform sales, marketing and distribution functions;
•the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development program;
•our ability to obtain and maintain regulatory approval of our products and product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product;
•our ability to obtain funding for our operations and to expand business and sales;
•our plans to research, develop and commercialize our products and product candidates and our ability to successfully commercialize our products and product candidates;
•our ability to attract collaborators with development, regulatory and commercialization expertise;
•the size and growth potential of the markets for our products and product candidates, and our ability to serve those markets;
•the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals and doctor offices serving as locations for administration of our products, including Bendeka and hospital staff supporting the conduct of such administration;
•the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;
•the rate and degree of market acceptance of our products and product candidates;
•our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•the performance of our strategic collaborators and success of our current strategic collaborations;
•regulatory developments in the United States and foreign countries;
•the performance of our third-party suppliers and manufacturers;
•the success of competing drugs that are or become available;
•the retention of key scientific or management personnel;
•the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•our ability to prevent or minimize the effects of Paragraph IV patent litigation; and
•our anticipated future costs, operating expenses and capital requirements.

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

NOTE REGARDING COMPANY REFERENCES

References to the ”Company,” “Eagle Pharmaceuticals,” “Eagle,” “we,” “us” or “our” mean Eagle Pharmaceuticals, Inc., a Delaware corporation and its subsidiaries, references to “Eagle Biologics” mean Eagle Biologics, Inc. and references to “Eagle Research Lab” means Eagle Research Lab Limited.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or TM symbols.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$108,213	$109,775
Accounts receivable, net	46,781	48,004
Inventories	7,891	6,566
Prepaid expenses and other current assets	5,551	15,104
Total current assets	168,436	179,449
Property and equipment, net	2,118	2,202
Intangible assets, net	14,250	15,583
Goodwill	39,743	39,743
Deferred tax asset, net	14,585	13,669
Other assets	17,578	3,908
Total assets	$256,710	$254,554
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,708	$5,462
Accrued expenses and other liabilities	19,778	28,361
Current portion of long-term debt	7,000	5,000
Total current liabilities	40,486	38,823
Other long-term liabilities	3,361	3,000
Long-term debt, less current portion	28,899	33,557
Total liabilities	72,746	75,380
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,621,681 and 16,537,846 shares issued as of June 30, 2020 and December 31, 2019, respectively	17	17
Additional paid in capital	291,434	278,518
Retained earnings	69,373	72,500
Treasury stock, at cost, 3,017,710 and 2,907,687 shares as of June 30, 2020 and December 31, 2019, respectively	(176,860)	(171,861)
Total stockholders' equity	183,964	179,174
Total liabilities and stockholders' equity	$256,710	$254,554
See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product sales	$14,376	$29,437	$32,070	$43,909
Royalty revenue	27,562	27,265	55,888	53,578
License and other revenue	—	—	—	9,000
Total revenue	41,938	56,702	87,958	106,487
Operating expenses:
Cost of product sales	10,313	18,175	15,078	27,729
Cost of royalty revenue	2,822	3,109	5,860	6,655
Research and development	7,135	8,957	16,562	15,332
Selling, general and administrative	17,959	17,228	42,714	35,369
Total operating expenses	38,229	47,469	80,214	85,085
Income from operations	3,709	9,233	7,744	21,402
Interest income	150	637	496	1,131
Interest expense	(786)	(665)	(1,675)	(1,351)
Other income (expense)	2,300	—	(4,200)	—
Total other income (expense), net	1,664	(28)	(5,379)	(220)
Income before income tax provision	5,373	9,205	2,365	21,182
Income tax provision	(5,629)	(2,480)	(5,492)	(5,484)
Net (Loss) Income	$(256)	$6,725	$(3,127)	$15,698
(Loss) Earnings per share attributable to common stockholders:
Basic	$(0.02)	$0.49	$(0.23)	$1.13
Diluted	$(0.02)	$0.48	$(0.23)	$1.11
Weighted average number of common shares outstanding:
Basic	13,664,951	13,782,720	13,666,279	13,853,580
Diluted	13,664,951	14,156,627	13,666,279	14,176,297
See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at March 31, 2020	16,598	$17	$285,044	$(172,860)	$69,629	$181,830
Stock-based compensation expense	—	—	6,241	—	—	$6,241
Issuance of common stock upon exercise of stock option grants	23	—	183	—	—	183
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(34)	—	—	(34)
Issuance of common stock related to vesting of restricted stock units	1	—	—	—	—	—
Common stock repurchases	—	—	—	(4,000)	—	(4,000)
Net loss	—	—	—	—	(256)	(256)
Balance at June 30, 2020	16,622	$17	$291,434	$(176,860)	$69,373	$183,964

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at March 31, 2019	16,520	$17	$262,084	$(153,900)	$67,160	$175,361
Stock-based compensation expense	—	—	5,382	—	—	$5,382
Issuance of common stock upon exercise of stock option grants	2	—	13	—	—	13
Common stock repurchases	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	6,725	6,725
Balance at June 30, 2019	16,522	$17	$267,479	$(168,900)	$73,885	$172,481

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2019	16,538	$17	$278,518	$(171,861)	$72,500	$179,174
Stock-based compensation expense	—	—	13,713	—	—	13,713
Issuance of common stock upon exercise of stock option grants	39	—	513	—	—	513
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(1,310)	—	—	(1,310)
Issuance of common stock related to vesting of restricted stock units	45	—	—	—	—	—
Common stock repurchases	—	—	—	(4,999)	—	(4,999)
Net loss	—	—	—	—	(3,127)	(3,127)
Balance at June 30, 2020	16,622	$17	$291,434	$(176,860)	$69,373	$183,964

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$58,187	$160,762
Stock-based compensation expense	—	—	11,164	—	—	11,164
Issuance of common stock upon exercise of stock option grants	9	—	55	—	—	55
Payment of employee withholding tax for net option exercise	—	—	(198)	—	—	(198)
Issuance of common stock related to vesting of restricted stock units	9	—	—	—	—	—
Common stock repurchases	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	15,698	15,698
Balance at June 30, 2019	16,522	$17	$267,479	$(168,900)	$73,885	$172,481

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,127)	$15,698
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(916)	(127)
Depreciation expense	931	1,005
Amortization expense	1,333	1,260
Fair value adjustments on equity investment	4,200	—
Stock-based compensation expense	13,713	11,164
Amortization of debt issuance costs	183	188
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	1,223	6,147
Inventories	(1,325)	(3,290)
Prepaid expenses and other current assets	9,553	4,665
Accounts payable	8,246	7,379
Accrued expenses and other liabilities	(8,583)	4,880
Other assets and other long-term liabilities, net	(1,321)	(396)
Net cash provided by operating activities	24,110	48,573
Cash flows from investing activities:
Purchase of equity investment security	(17,500)	—
Purchase of property and equipment	(376)	(343)
Net cash used in investing activities	(17,876)	(343)
Cash flows from financing activities:
Proceeds from common stock option exercises	513	55
Employee withholding taxes related to stock-based awards	(1,310)	(198)
Proceeds from existing revolving credit facility	110,000	—
Repayment of existing revolving credit facility	(110,000)	—
Payment of debt	(2,000)	(3,750)
Repurchases of common stock	(4,999)	(15,000)
Net cash used in financing activities	(7,796)	(18,893)
Net (decrease) increase in cash and cash equivalents	(1,562)	29,337
Cash and cash equivalents at beginning of period	109,775	78,791
Cash and cash equivalents at end of period	$108,213	$108,128
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$502	$2,874
Interest	1,458	1,221
Right-of-use asset obtained in exchange for lease obligation - lease amendment	842	2,871
See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020.

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
Reflecting further expansion of our oncology portfolio, in February 2020, we received final FDA approval for Pemfexy® (“Pemfexy”) and in July 2020, we announced that the Centers for Medicare & Medicaid Services (“CMS”) had established a unique, product-specific billing code for Pemfexy, effective on October 1, 2020. Pemfexy is our novel pemetrexed product, a branded alternative to Alimta® for metastatic non-squamous non-small cell lung cancer and malignant pleural mesothelioma. The conversion from tentative to a final approval follows the Company’s settlement agreement reached with Eli Lilly and Company (“Lilly”) on December 13, 2019. This agreement provides for a release of all claims by the parties and allows for an initial entry of Pemfexy into the market (equivalent to approximately a three-week supply of current ALIMTA utilization) on February 1, 2022, and a subsequent uncapped entry on April 1, 2022.

On August 7, 2020, the Company received a Complete Response Letter for its NDA for Ryanodex for the treatment of exertional heat stroke (“EHS”); Eagle has decided that it will no longer pursue this indication.

3. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the notes thereto filed with the SEC on

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

March 2, 2020. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies other than as listed below.
Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s daily communication to address employee and business concerns and providing frequent updates to the Company’s Board of Directors (“Board”). The Company anticipates that the COVID-19 pandemic may also have an impact on the clinical development timelines for certain of its clinical programs, such as EA-114. The Company also anticipates that the COVID-19 pandemic may have an impact on the Company’s supply chain. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. In addition, the Company anticipates that the COVID-19 pandemic may continue to delay the timing of ongoing litigation, including the litigation with Par (as defined below) with respect to Vasopressin. The extent to which the COVID-19 pandemic will impact the Company’s business, its clinical development and regulatory efforts, its supply chain and sales efforts, its corporate development objectives and the value of, and market for, its common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
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
Use of Estimates
These financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements including disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company anticipates that the COVID-19 pandemic may disrupt the Company’s supply chain and marketing and sales efforts for certain of its products, including Bendeka, although it is not currently expected that any disruption would be significant. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates, and any such differences may be material to the Company’s financial statements.
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
Fair Value Measurements

U.S. GAAP establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
The fair value of any contingent consideration/accrued royalty was classified as Level 3 for the periods presented.
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
With respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and these estimates form the basis of the determination of whether or not an impairment charge should be recorded,

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

these estimates are considered to be critical accounting estimates. The Company did not identify any impairment to intangible assets for the periods presented.
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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	78%	67%	71%	75%
Other	22%	33%	29%	25%
	100%	100%	100%	100%

	June 30,	December 31,
	2020	2019
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	76%	80%
Other	24%	20%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $775 and $491 for the three months ended June 30, 2020 and 2019, respectively. Advertising and marketing costs were $1,888 and $1,117 for the six months ended June 30, 2020 and 2019, respectively.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2020.
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
The anti-dilutive common shares equivalents outstanding for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock Options	2,909,289	2,437,505	2,909,289	2,567,433
Restricted stock units	229,100	38,947	253,677	40,133
Total	3,138,389	2,476,452	3,162,966	2,607,566

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The following table sets forth the computation for basic and diluted net (loss) earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Numerator for basic and diluted earnings per share-net (loss) income	$(256)	$6,725	$(3,127)	$15,698
Denominator
Basic weighted average common shares outstanding	13,664,951	13,782,720	13,666,279	13,853,580
Dilutive effect of stock awards	—	373,907	—	322,717
Diluted weighted average common shares outstanding	13,664,951	14,156,627	13,666,279	14,176,297
Basic net (loss) earnings per share
Basic net (loss) earnings per share	$(0.02)	$0.49	$(0.23)	$1.13
Diluted net (loss) earnings per share
Diluted net (loss) earnings per share	$(0.02)	$0.48	$(0.23)	$1.11

All potentially dilutive items were excluded from the diluted share calculation for the three months and six months ended June 30, 2020 because their effect would have been anti-dilutive, as the Company was in a loss position.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act has not had, and the Company does not currently expect it to have, a material impact on the Company’s financial statements at this time.

4. Property and equipment, net
Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019	Estimated Useful Life (years)
Furniture and fixtures	$1,476	$1,188	7
Office equipment	1,077	1,094	3
Equipment	3,189	3,095	7
Leasehold improvements	1,155	1,144	2
	6,897	6,521
Less accumulated depreciation	(4,779)	(4,319)
Property and equipment, net	$2,118	$2,202

Depreciation expense related to property and equipment amounted to $209 and $241 for the three months ended June 30, 2020 and 2019, respectively, and $460 and $483 for the six months ended June 30, 2020 and 2019, respectively.

5. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2020	2019
Raw material	$5,385	$2,460
Work in process	2,323	3,243
Finished products	183	863
	$7,891	$6,566

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2020	2019
Prepaid income taxes	$341	$4,661
Prepaid FDA user fee and advances to clinical research organization	325	6,345
Prepaid insurance	697	191
Advances to commercial manufacturers	2,938	2,462
All other	1,250	1,445
Total Prepaid expenses and other current assets	$5,551	$15,104
Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Accrued sales reserves	$5,774	$8,364
Royalties payable to commercial partners	4,755	6,004
Accrued salary and other compensation	4,135	8,083
Accrued professional fees	1,514	1,926
Accrued research & development	1,123	1,686
Current portion of lease liability	1,110	1,101
Accrued other	1,367	1,197
Total Accrued expenses	$19,778	$28,361

Leases
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Lease related disclosures consist of the following:

	June 30,	December 31,	June 30,
	2020	2019	2019
ROU asset, net included in Other assets	$4,087	$3,716	$2,483
Lease liability included with Other long-term liabilities	$3,361	$3,000	$1,560
Lease liability included with Accrued expenses and other liabilities	$1,110	$1,101	$1,051
Quarter to date ("QTD") depreciation of ROU asset	$250	n/a	$261
QTD related rent expense	$351	n/a	$286
Year to date ("YTD") depreciation of ROU asset	$471	n/a	$522
YTD related rent expense	$637	n/a	$573
YTD operating cash flows from operating leases	$637	n/a	$573
YTD operating lease costs	$637	n/a	$573
Weighted-average remaining lease term - operating leases	4.4 years	5.0 years	2.8 years
Weighted-average discount rate - operating leases	6.5%	6%	6.4%

As of June 30, 2020, the future minimum lease commitments for the Company's two leases were as follows:

Total	2020	2021	2022	2023	2024	2025	Beyond
$6,242	$980	$1,362	$1,376	$1,291	$820	$413	$—

As of December 31, 2019, the future minimum lease commitments for the Company's two leases were as follows:

Total	2020	2021	2022	2023	2024	2025
$6,607	$1,345	$1,362	$1,376	$1,291	$820	$413

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

7. Intangible Assets, Net
The gross carrying amounts and net book value of the Company's intangible assets are as follows:

		June 30, 2020
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	$15,000	$(2,977)	$12,023
Developed technology	5	8,100	(5,873)	2,227
Total		$23,100	$(8,850)	$14,250

		December 31, 2019
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	15,000	(2,454)	12,546
Developed technology	5	8,100	(5,063)	3,037
Total		$23,100	$(7,517)	$15,583
(i) Represent payments made to reduce the royalties payable to a third party on Ryanodex net sales.
Amortization expense was $667 and $630 for the three months ended June 30, 2020 and 2019, respectively and $1,333 and $1,260 for the six months ended June 30, 2020 and 2019, respectively.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of June 30, 2020, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2020 (remainder)	1,333
2021	2,622
2022	1,369
2023	1,570
2024	1,898
Thereafter	5,458
Total estimated amortization expense	$14,250

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

8. Common Stock and Stock-Based Compensation
Common Stock
Share Repurchase Program

On March 17, 2020, the Company, announced that its Board approved a new share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of the Company’s outstanding common stock. The Share Repurchase Program replaced the Company’s then existing share repurchase program, or the Previous Share Repurchase Program, which was announced on October 30, 2018 and was terminated in connection with the Board’s approval of the Share Repurchase Program. At termination, the Company had repurchased approximately $68.0 million of the Company’s outstanding common stock under the Previous Share Repurchase Program.

Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company’s cash resources.

As of June 30, 2020, the Company had repurchased an aggregate of 3,017,710 shares of common stock for an aggregate of $176.9 million pursuant to its Share Repurchase Programs since August 2016.

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
A summary of stock option, RSU and PSU activity under the 2014 Plan during the six months ended June 30, 2020 and 2019 is presented below:

	Stock Options	RSUs	PSUs
Outstanding at December 31, 2018	2,556,365	54,219	117,219
Granted	579,133	211,829	—
Options Exercised/RSUs Vested/PSUs Vested	(7,382)	(13,555)	—
Forfeited or expired	(17,622)	(531)	(709)
Outstanding at June 30, 2019	3,110,494	251,962	116,510

Outstanding at December 31, 2019	3,096,161	251,215	116,181
Granted	600,700	231,450	—
Options Exercised/RSUs Vested/PSUs Vested	(38,951)	(67,970)	—
Forfeited or expired	(78,478)	(11,074)	(2,431)
Outstanding at June 30, 2020	3,579,432	403,621	113,750

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.44% - 0.44%	1.97% - 2.41%	0.44% - 1.65%	1.97% - 2.61%
Volatility	55.46%	50.16%	54.94%	50.45%
Expected term (in years)	6.08 years	6.08 years	6.03 years	5.98 years
Expected dividend yield	0.0%	0.0%	0.0%	0.00%

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
The Company recognized stock-based compensation in its condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$4,153	$3,967	$9,146	$8,395
RSUs	1,334	643	3,186	1,251
PSUs	754	772	1,381	1,518
Stock-based compensation expense	$6,241	$5,382	$13,713	$11,164

Selling, general and administrative	$5,207	$4,286	$11,129	$8,925
Research and development	1,034	1,096	2,584	2,239
Stock-based compensation expense	$6,241	$5,382	$13,713	$11,164

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

9. Commitments
The Company's future material contractual obligations as of June 30, 2020, included the following:

Obligations	Total	2020	2021	2022	2023	2024	2025	Beyond
Operating leases (1)	$6,242	$980	$1,362	$1,376	$1,291	$820	$413	$—
Credit facility (2)	37,000	3,000	8,000	26,000	—	—	—	—
Purchase obligations (3)	20,286	20,286	—	—	—	—	—	—
Total obligations	$63,528	$24,266	$9,362	$27,376	$1,291	$820	$413	$—

(1) The Company leases its corporate office location. The term of its existing lease expires on June 30, 2025. The Company also leases its lab space under a lease agreement that expires on October 31, 2023. Rental expense for the operating leases was $351 and $287, for the three months ended June 30, 2020 and 2019. Rental expense for the operating leases was $637 and $573 for the six months ended June 30, 2020 and 2019. The remaining future lease payments under the operating leases are $6,242 as of June 30, 2020.
(2) Refer to Note 10 Debt for details of the Revised Credit Agreement entered into as of November 8, 2019.
(3) As of June 30, 2020, the Company had purchase obligations in the amount of $20,286 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

10. Debt
On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017 (the "Amended Credit Agreement"). The terms and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40.0 million and an undrawn revolving credit facility of $110.0 million. The schedule of principal payments for the new term loan facility was extended to November 8, 2022.
As of June 30, 2020, the terms and amounts borrowed under the Revised Credit Agreement included a drawn term loan of $40.0 million. The Company obtained revolving loans under the revolving credit facility during the three months ended March 31, 2020 in the amount of $110.0 million. The Company repaid the full $110.0 million borrowed from the revolving credit facility during the three months ended June 30, 2020. The Company classified the current portion of long-term debt of $7.0 million on the consolidated balance sheet as of June 30, 2020. Per the terms of the Revised Credit Agreement, the Company is limited in its ability to pay dividends. As of June 30, 2020, the Company was in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.
The term loan facility bears interest at the Adjusted LIBOR (equal to (a) the LIBOR for such Interest Period multiplied by (b) the Statutory Reserve Rate as established by Board of Governors of the Federal Reserve System of the United States of America) for the Interest Period in effect for such Borrowing plus the Applicable Rate as described below. The Agent and the Company may amend the Revised Credit Agreement to replace the LIBOR with a Benchmark Replacement, described below.

Loans under the Revised Credit Agreement bear interest at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.0% per annum, based upon the total net leverage ratio (as defined in the Revised Credit Agreement), or (b) the Benchmark Replacement which is defined as the greatest of the prime lending rate, or the NYFRB Rate (the rate for a federal funds transaction) in effect on such day plus ½ of 1% or the Adjusted LIBOR for a one month Interest Period on such day plus 1% plus an applicable margin ranging from 1.25% to 2.0% per annum, based upon the total net leverage ratio.
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

As of June 30, 2020, the Company had $1.1 million of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

Debt Maturities	As of June 30, 2020
2020 (remainder)	$3,000
2021	8,000
2022	26,000
Total	$37,000

11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax provision	$(5,629)	$(2,480)	$(5,492)	$(5,484)
Effective tax rate	105%	27%	232%	26%

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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three and six months ended June 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation, changes in state filing positions partially offset by credits for research and development activity. The effective tax rate for the three months ended June 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.
Deferred income tax assets as of June 30, 2020 consisted of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the Company has incurred tax losses in most years since its inception, all of the Company’s tax years are effectively open to examination. The Company is currently under audit by three State tax jurisdictions. The Company had no amount recorded for any unrecognized tax benefits as of June 30, 2020. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. The Company reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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

Commercial Litigation

In Re: Taxotere (Docetaxel)
On February 1, 2017, the Company was named as a defendant, among various other manufacturers, in several product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 2740 (Civil Action No 2:16 md-2740), or the Multidistrict Litigation. The claims are for personal injuries allegedly arising out of the use of docetaxel.

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

Eagle v. Burwell
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia (the “District Court”) against the FDA and other federal defendants seeking an order requiring the FDA to recognize orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL. On June 8, 2018, the District Court issued a decision requiring the FDA to recognize seven years of orphan drug exclusivity in the U.S. for Bendeka, and on July 6, 2018 the FDA recognized such ODE until December 7, 2022. In addition, on July 6, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested that the District Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA. The FDA’s motion was denied by the District Court on August 1, 2018 on the grounds that the FDA had not satisfied the standard for altering or amending the judgment. The FDA and two intervenors appealed the District Court’s final judgment to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). Oral arguments occurred on October 17, 2019, and on March 13, 2020 a panel of the Court of Appeals affirmed the District Court’s decision. FDA filed a petition for rehearing en banc on May 27, 2020, which remains pending. Previously, on February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of orphan drug exclusivity for Bendeka. Pursuant to the FDA’s decision, no bendamustine product used to treat the same indications (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka.
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

Cipla v. Eagle

On April 16, 2020, Cipla Limited (“Cipla”) filed a request for arbitration against Eagle with the London Court of International Arbitration. The request alleges that Eagle’s refusal to take delivery of several batches of Argatroban finished drug product constitutes a breach of the Company and Cipla’s December 14, 2012 supply agreement. Eagle believes that allegations in the demand for arbitration are without merit and intends to vigorously defend itself in the arbitration. Eagle’s response to Cipla’s statement of the case is due August 12, 2020.
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

On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue. On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit. It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”). Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017. Lilly answered Eagle’s counterclaims on October 24, 2017. On May 31, 2018, Eagle filed a Motion for Judgment on the Pleadings, which the Court denied on October 26, 2018. On January 23, 2019, the Court held a Markman hearing. Trial took place from October 28, 2019 to October 31, 2019 and continued on December 12, 2019 through December 13, 2019. On December 13, 2019, the Company and Lilly settled this litigation. The settlement agreement provides for a release of all claims by the parties and allows for an initial entry of PemfexyTM into the market (equivalent to approximately a three week supply of current ALIMTA® utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022. On December 16, 2019, the District Court entered the Company and Lilly’s stipulation dismissing this case with prejudice.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc; Eagle Pharmaceuticals, Inc. et al. v. Lupin, Ltd. and Lupin Pharmaceuticals, Inc.; Eagle Pharmaceuticals, Inc. et al v. Aurobindo Pharma, Ltd, Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd - (Bendeka®)
Bendeka, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), Mylan Laboratories Limited (“Mylan”), Lupin, Ltd. and Lupin Pharmaceuticals, Inc. (“Lupin”), and Aurobindo Pharma, Ltd, Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd (“Aurobindo”) have filed Abbreviated New Drug Applications (“ANDA’s”) referencing Bendeka® that include challenges to one or more of the Bendeka® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a 505(b)(2) NDA.
The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan, Hospira, Lupin, and Aurobindo in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), July 19, 2018 (Hospira), and July 2, 2019 (Lupin). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin. Patentees filed suit against Aurobindo on May 11, 2020. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes (the “Consolidated Bendeka Litigation”), and a bench trial in these cases was held September 9-19, 2019. On April 27, 2020, the district court held that the asserted patents are valid and infringed by Slayback, Apotex, Fresenius and Mylan. On July 6, 2020, the district court entered a final judgment reflecting this decision, stating that pursuant to 35 U.S.C. § 271(e)(4)(A), the FDA shall not approve Apotex’s, Fresenius’s, Mylan’s, or Slayback’s ANDA products on a date which is earlier than January 28, 2031, and enjoining Apotex, Fresenius, Mylan, and Slayback from commercially manufacturing, using, offering to sell, or selling within the US or importing into the US, their ANDA products before that date. Hospira filed a motion to dismiss, which was fully briefed on November 16, 2018. On December 16, 2019, the United States District Court for the District of Delaware denied Hospira’s motion to dismiss with respect to U.S. Patent No. 9,572,887 and granted that motion with respect to the remaining patents. Trial is set for November 15, 2021. The case remains pending.
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

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation took place on March 3, 2020. On April 17, 2020, the Company submitted a letter requesting leave to file a motion for summary judgment of non-infringement. Par’s responsive letter was submitted on May 8, 2020. On May 18, 2020, the court said it would hear non-infringement arguments at trial and not through summary judgment. Due to the COVID-19 pandemic, trial, which was scheduled to begin May 18, 2020, has been adjourned to a future date. This suit is pending.
Eagle Pharmaceuticals, Inc. et al. v. Accord (Argatroban)
On March 27, 2019, the Company and Chiesi filed suit against Accord Healthcare, Inc. (“Accord”) in the United States District Court for the District of New Jersey (the “New Jersey suit”) and in the United States District Court for the Middle District of North Carolina (the “North Carolina suit”) (together “the suits”). The suits alleged patent infringement based on Accord’s 505(b)(2) NDA seeking approval to manufacture and sell Accord’s proposed argatroban product. On May 21, 2019, the Company and Chiesi voluntarily dismissed the North Carolina suit. On July 10, 2019, Accord moved for judgment on the pleadings in the New Jersey suit. On June 30, 2020, the district court held a settlement conference. The New Jersey suit is currently pending.

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
As of June 30, 2020, the Company included its investment in Tyme in Other Assets (non-current) on its condensed consolidated balance sheet. For the three months ended June 30, 2020, the fair value adjustments for the equity investment was a gain of $2.3 million and for the six months ended June 30, 2020, the fair value adjustments for the equity investment was a loss of $4.2 million which was recorded in Other income (expense) on our condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, or the Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 2, 2020, or the Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report. Such factors may be amplified by the COVID-19 pandemic and its current or its potential impact on our business and the global economy. Unless otherwise indicated or required by context, references throughout to “Eagle,” the “Company,” “we,” “our,” or “us” refer to financial information and transactions of Eagle Pharmaceuticals, Inc.

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
Our science-based business model has a proven track record with FDA approval and commercial launches of three products: Ryanodex, Belrapzo and Bendeka. We market our products through marketing partners and/or our internal direct sales force. We market Ryanodex and Belrapzo, and Teva markets Bendeka through its subsidiary, Cephalon, Inc. Reflecting further expansion of our oncology portfolio, in February 2020, we received final FDA approval for Pemfexy, a branded alternative to Alimta for metastatic non-squamous non-small cell lung cancer and malignant pleural mesothelioma. We expect to launch Pemfexy in early 2022.
With 10 pipeline projects underway and the potential for up to five or more product launches over the next several years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including Alzheimer’s disease, traumatic brain injury/concussion, nerve agent exposure and acute radiation syndrome. In addition, our clinical development program includes a strategic partnership with Tyme for SM-88, a product candidate for the treatment of patients with pancreatic or other advanced cancers, as well as investigations of compounds such as EA-114 and our Fulvestrant product candidate for patients with HR-positive advanced breast cancer. Other products in development include Vasopressin, our first-to-file ANDA that references Endo International plc’s Vasostrict indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines; and EA-111, a new chemical entity and next-generation ryanodine receptor antagonist, in an intramuscular formulation that that would allow for easier and more rapid administration in emergency situations (military and civilian).
Recent Developments

Complete Response Letter for NDA for Ryanodex
On August 7, 2020, the Company received a Complete Response Letter for its NDA for Ryanodex for the treatment of exertional heat stroke (“EHS”); Eagle has decided that it will no longer pursue this indication.

Pemfexy Billing Code
On July 9, 2020, we announced that the Centers for Medicare & Medicaid Services (“CMS”) had established a unique, product-specific billing code for Pemfexy. The new Healthcare Common Procedure Coding System (“HCPCS”) code, or J-code, will become effective on October 1, 2020.

We expect that the new HCPCS code will provide coding clarity to outpatient facilities and physicians who administer Pemfexy, facilitating access for patients and reimbursement from Medicare, Medicaid and commercial insurance.

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
Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act . The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources.
As of June 30, 2020, we have repurchased an aggregate of 3,017,710 shares of common stock for an aggregate of $176.9 million pursuant to our Share Repurchase Program since August 2016.

COVID-19 Business Update
In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s daily communication to address employee and business concerns and providing frequent updates to the Company’s Board of Directors (“Board”). The Company anticipates that the COVID-19 pandemic may have an impact on the clinical development timelines for certain of its clinical programs, such as EA-114. The Company also anticipates that the COVID-19 pandemic may have an impact on the Company’s supply chain. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. While we have experienced limited financial impacts to date, the ongoing COVID-19 pandemic , including the global economic slowdown, government measures taken in response thereto, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic, could materially adversely affect our business, financial condition, results of operations and growth prospects. We continue to closely monitor the COVID-19 pandemic as we evaluate and evolve our business plans and response strategy. The impact of the COVID-19 pandemic on our business and financial condition is more fully described below in Trends and Uncertainties.

Financial Operations Overview

Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
Product Sales. Through June 30, 2020, we have recognized revenues from product sales of Bendeka, Argatroban, Ryanodex and Belrapzo. Sales of Bendeka were made to our commercial partner Teva, while Argatroban was sold directly to our commercial partners, Chiesi and Sandoz AG, or Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex and Belrapzo were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
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
The primary factors that determine our revenues derived from Bendeka are:

•the level of orders submitted by our commercial partner, Teva;
•the rate at which Teva can convert the current market to Bendeka;
•the level of institutional demand for Bendeka;
•unit sales prices charged by Teva, net of any sales reserves; and
•the level of orders submitted by wholesalers, hospitals and surgery centers.
The primary factors that may determine our revenues derived from Argatroban are:
•the level of orders submitted by our commercial partners, Sandoz and Chiesi;
•the level of institutional demand for Argatroban; and
•unit sales prices charged by Sandoz and Chiesi, net of any sales reserves.
The primary factors that may determine our revenues derived from Ryanodex, Belrapzo and our future products are:
•the effectiveness of our sales force;
•the level of orders submitted by wholesalers, hospitals and surgery centers;
•the level of institutional demand for our products; and
•unit sales prices, net of any sales reserves.

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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three and six months ended June 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation, changes in state filing positions partially offset by credits for research and development activity. The effective tax rate for the three months ended June 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.

Results of Operations
Comparison of Three Months Ended June 30, 2020 and 2019
Revenues

	Three Months Ended June 30,		(Decrease) / Increase
	2020	2019
	(in thousands)
Product sales	$14,376	$29,437	$(15,061)
Royalty revenue	27,562	27,265	297
Total revenue	$41,938	$56,702	$(14,764)

Our product sales decreased $15.1 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was attributable to a decrease of $11.3 million in product sales of Belrapzo and a decrease of $6.2 million in product sales of Bendeka primarily due to volume. Second quarter 2019 Belrapzo revenue reflected wholesaler stocking occasioned by the June 2019 transition to the branded name. In addition, the COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. The decrease in product sales was partially offset by an increase in Ryanodex product sales of $1.8 million due to unit volume.

Our royalty revenue increased $0.3 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily as a result of an increase in royalty revenue from our share of Teva's Bendeka sales.

Cost of Revenue

	Three Months Ended June 30,		Decrease
	2020	2019
	(in thousands)
Cost of product sales	$10,313	$18,175	$(7,862)
Cost of royalty revenue	2,822	3,109	(287)
Total cost of revenue	$13,135	$21,284	$(8,149)

Our cost of product sales decreased $7.9 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of the decrease in product sales for Bendeka that resulted in a $6.9 million decrease of cost of revenue and a decrease in product sales of Belrapzo that resulted in a $3.2 million decrease of cost of revenue. These decreases were partially offset by an increase in Ryanodex cost of revenue of $2.1 million.

Our cost of royalty revenue decreased $0.3 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of improved gross margin related to the royalty revenue for Bendeka.

Research and Development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended June 30,		Increase / (Decrease)
	2020	2019
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$1,358	$496	$862
Vasopressin	891	3,271	(2,380)
Ryanodex EHS “EP-4104”	584	$804	(220)
All other projects	873	$997	(124)
Salary and other personnel related	$3,429	$3,389	40
Research and development	$7,135	$8,957	$(1,822)

Our research and development expenses decreased $1.8 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease primarily resulted from lower spending for Vasopressin, partially offset by higher spend on EGL-5385-C-1701.

Selling, General and Administrative

	Three Months Ended June 30,		Increase
	2020	2019
	(in thousands)
Selling, general and administrative	$17,959	$17,228	$731

Our selling, general and administrative expenses increased $0.7 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase is primarily related to an increase in stock compensation costs of $0.9 million, partially offset by decreases in expenses related to travel and entertainment, trade show, and external legal.

Other Income (Expense), net

	Three Months Ended June 30,		(Decrease) / Increase
	2020	2019
	(in thousands)
Interest income	$150	$637	$(487)
Interest expense	(786)	(665)	(121)
Other income	2,300	—	2,300
Total other income (expense), net	$1,664	$(28)	$1,692

Our interest income decreased $0.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease is primarily due to lower interest rates associated with money market funds as compared to the three months ended June 30, 2019.

Our interest expense increased $0.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase is primarily due to additional borrowings from the revolving credit facility during the 2020 quarter.

Our other income increased $2.3 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase is related to fair value adjustments on the Company’s equity investment in Tyme in the amount of $2.3 million.

Income Tax Provision

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Provision for income taxes	$(5,629)	$(2,480)
Effective tax rate	105%	27%

Our provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended June 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation, and changes in state filing positions partially offset by credits for research and development activity. The effective tax rate for the three months ended June 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.

Comparison of Six Months Ended June 30, 2020 and 2019
Revenues

	Six Months Ended June 30,		Increase / (Decrease)
	2020	2019
	(in thousands)
Product sales	$32,070	$43,909	$(11,839)
Royalty revenue	55,888	53,578	2,310
License and other revenue	—	9,000	(9,000)
Total revenue	$87,958	$106,487	$(18,529)

Our product sales decreased $11.8 million in the six months ended June 30, 2020 as compared to the six months ended June 30,
2019 primarily driven by decreases in product sales of Bendeka of $11.2 million coupled with decreases in Belrapzo’s product sales of $9.9 million primarily due to volume decreases. Second quarter 2019 Belrapzo revenue reflected wholesaler stocking occasioned by the June 2019 transition to the branded name. In addition, the COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. The decreased sales were partially offset by increases in product sales of Ryanodex of $9.2 million due to higher volume.

Our royalty revenue increased $2.3 million in the six months ended June 30, 2020 as compared to the six months ended June
30, 2019 as a result of higher royalties on Teva's sales of Bendeka of $2.9 million, which were partially offset by lower royalties on sales of Argatroban of $0.6 million.

Our license and other revenue decreased $9.0 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was due to the non-recurrence of an upfront cash payment of $9.0 million upon execution of an amendment to the Bendeka License Agreement, dated March 29, 2019 to terminate Teva’s obligation to pay future milestones and royalties on Bendeka sales outside of the U.S.

Cost of Revenue

	Six Months Ended June 30,		Decrease
	2020	2019
	(in thousands)
Cost of product sales	$15,078	$27,729	$(12,651)
Cost of royalty revenue	5,860	6,655	(795)
Total cost of revenue	$20,938	$34,384	$(13,446)

Our cost of product sales decreased $12.7 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of decreased product sales of Belrapzo and Bendeka, partially offset by increased product sales of Ryanodex.

Our cost of royalty revenue decreased $0.8 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of a decrease in royalty revenue on Teva’s sales of Bendeka.

Research and Development

	Six Months Ended June 30,		Increase / (Decrease)
	2020	2019
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$4,159	$683	$3,476
Vasopressin	1,174	4,588	(3,414)
Ryanodex EHS “EP-4104”	1,871	1,359	512
All other projects	1,514	1,922	(408)
Salary and other personnel related	7,844	6,780	1,064
Research and development	$16,562	$15,332	$1,230

Our research and development expenses increased $1.2 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily from an increase in clinical study project spending for EGL-5385-C-1701 (the Company’s fulvestrant formulation) and employee-related costs of additional headcount to support our pipeline. This increase was partially offset by decreased spend related to the Company's vasopressin initiative.

Selling, General and Administrative

	Six Months Ended June 30,		Increase
	2020	2019
	(in thousands)
Selling, general and administrative	$42,714	$35,369	$7,345

Our selling, general and administrative expenses increased $7.3 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase is primarily related to $2.5 million of costs related to the collaboration with Tyme, coupled with an increase in consulting costs of $0.7 million, increased stock compensation expense of $2.2 million, external legal fees related to ongoing litigation matters of $0.8 million, and is offset by a decrease in travel and entertainment, and trade show costs.

Other Income (Expense)

	Six Months Ended June 30,		Decrease
	2020	2019
	(in thousands)
Interest income	$496	$1,131	$(635)
Interest expense	(1,675)	(1,351)	(324)
Other expense	(4,200)	—	(4,200)
Total other expense, net	$(5,379)	$(220)	$(5,159)

Our interest income decreased $0.6 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase is primarily due to lower interest rates associated with money market funds as compared to the six months ended June 30, 2019.

Our interest expense increased $0.3 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase is primarily due to primarily due to additional borrowings from the revolving credit facility during the 2020 year to date period.

Our other income decreased $4.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease is related to fair value adjustments on equity investment in Tyme in the amount of $4.2 million.

Income Tax Provision

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Provision for income taxes	$(5,492)	$(5,484)
Effective tax rate	232%	26%

Our provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the six months ended June 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation, and changes in state filing positions partially offset by credits for research and development activity. The effective tax rate for the six months ended June 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $108.2 million and $108.1 million as of June 30, 2020 and June 30, 2019, respectively.

For the six months ended June 30, 2020, we generated a net loss of $3.1 million. As of June 30, 2020, our working capital surplus was $127.9 million. For the six months ended June 30, 2019, we realized net income of $15.7 million.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months.
The COVID-19 pandemic has disrupted and continues to disrupt the U.S. healthcare system, global economies and global capital markets. There are significant uncertainties surrounding the full extent and duration of the impact of the COVID-19 pandemic on our business and operations. We have experienced variable financial impacts to date, as a result of the COVID-19 pandemic and the ongoing pandemic could have a material adverse impact on our financial condition and results of operations in the future, including our ability to obtain financing when and if needed. The impact of COVID-19 on our business and financial condition is more fully described below in Trends and Uncertainties.

Operating Activities:

Net cash provided by operating activities for the six months ended June 30, 2020 was $24.1 million. Net loss for the period was $3.1 million enhanced by the net of non-cash adjustments of approximately $19.4 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, fair value adjustment on an equity investment and amortization of debt issuance costs. Net changes in working capital increased cash from operating activities by approximately $7.8 million, due to changes in working capital accounts. The total amount of accounts receivable at June 30, 2020 was approximately $46.8 million, which included $18.6 million related to product sales and $28.2 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.

Investing Activities:

Net cash used by investing activities for the six months ended June 30, 2020 was $17.9 million, as a result of $17.5 million of investment to purchase 10 million restricted shares of Tyme’s common stock and spent $0.4 million for purchases of property and equipment.

Financing Activities:

Net cash used by financing activities for the six months ended June 30, 2020 was $7.8 million, as a result of $2.0 million of principal payments for debt required by the Amended Credit Agreement, $5.0 million in payments related to the repurchases of our common stock, $1.3 million of payments associated with employee withholding tax upon vesting of stock-based awards, partially offset by $0.5 million of proceeds from common stock exercises of employee stock options.

Trends and Uncertainties
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the President of the United States declared a national emergency relating to the pandemic. Government authorities in the United States have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. Both the COVID-19 pandemic and the containment and mitigation efforts related to the pandemic have had a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which are uncertain. Some of the government restrictions put in place in response to the COVID-19 pandemic have begun to be relaxed or lifted, but the extent of and timing for such lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19.

During the six months ended June 30, 2020, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic, which impacts include a decrease in revenue from sales of Belrapzo resulting, in part, from a decrease in inventory stocking and utilization rates, as well as a decrease in research and development expenses partially resulting from preclinical program delays. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
•Day-to-Day Operations: Since mid-March 2020, our employees, including customer-facing employees, have been working remotely. The duration and extent of these restrictions are uncertain. We have developed plans to resume in-person work practices as we determine it to be safe to do so and pending relevant health authority guidance. We expect to incur additional expenses in 2020 related to the impact of the COVID-19 pandemic on our operations, including procurement of personal protective equipment for our employees and updates to our facilities to align with safety protocols.
•Manufacturing and Supply Chain: We are working closely with our commercial partners and third-party manufacturers to mitigate potential disruptions as a result of the COVID-19 pandemic by continuing to monitor the supply and availability of Bendeka, Ryanodex and Belrapzo for the patients who rely on these products. As of the date of this Quarterly Report, the COVID-19 pandemic has not caused significant disruptions to manufacturing operations or supply of our commercial products in the United States or of clinical trial material for our ongoing trials, no significant additional costs have been incurred and we currently expect to have adequate commercial product availability of Bendeka, Ryanodex and Belrapzo throughout 2020. While the supply disruptions we have experienced in 2020 have been minor, if the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience future disruptions to our supply chain and operations, and associated delays in the manufacturing and our clinical supply, which would adversely impact our development activities.
•Marketing and Sale of Products: In addition to the impact on our product revenues resulting in a decrease in sales from Belrapzo, driven, in part, by the COVID-19 pandemic, we have also observed a reduction in the number of Bendeka patients visiting infusion centers, hospitals and clinics for intravenous administration of Bendeka due to interruptions in healthcare services, and the patients’ inability to visit administration sites as well as desire to avoid contact with infected individuals. In addition, our sales and marketing teams have been working remotely, and we cannot predict how effective our virtual initiatives will be with respect to marketing and supporting the sale and administration of our products, or when we will be able to resume in-person sales and marketing activities.
•Liquidity and Capital Resources: We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months. While the COVID-19 pandemic has not had, and we do not expect it to have, a material adverse effect on our liquidity, the situation continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to use be able to obtain any future funding under the terms of the 2019 Credit Agreement, for general corporate purposes and any strategic acquisitions.
•Regulatory Activities: We may experience further delays in the timing of NDA review and/or our interactions with FDA due to, for example, absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of FDA’s efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could further delay approval decisions with respect to regulatory submissions or obtain new product approvals.

•Clinical Development Timelines: We expect that the clinical trial timelines for certain of our product candidates, including EA-114 (our fulvestrant product candidate), may be delayed given anticipated difficulties with patient enrollment resulting from the COVID-19 pandemic.

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact our results of operations during the six months ended June 30, 2020 and, it could have a material adverse impact on our financial condition and results of operations in the future.

Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the six months ended June 30, 2020, as compared to the obligations disclosed in our Annual Report.
Our future material contractual obligations included the following as of June 30, 2020, (in thousands):

Obligations	Total	2020	2021	2022	2023	2024	2025	Beyond
Operating leases (1)	$6,242	$980	$1,362	$1,376	$1,291	$820	$413	$—
Credit facility (2)	37,000	3,000	8,000	26,000	—	—	—	—
Purchase obligations (3)	20,286	20,286	—	—	—	—	—	—
Total obligations	$63,528	$24,266	$9,362	$27,376	$1,291	$820	$413	$—
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
(2) Refer to Note 10 Debt for details of the Revised Credit Agreement entered into as of November 8, 2019.
(3) As of June 30, 2020, the Company has purchase obligations in the amount of $20.3 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
We are monitoring the ongoing impacts of the COVID-19 pandemic on our business. While the full extent of the economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity.

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

Based on their evaluation at June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 11, 2020, the World Health Organization made the assessment that a novel strain of coronavirus, which causes the COVID-19 disease, can be characterized as a pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have taken aggressive actions, and may from time to time take additional actions, to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). Even though some of these original restrictions have been relaxed or lifted, additional or renewed limitations have been imposed as COVID-19 continues to spread. In addition, in mid-March 2020, we implemented work-from-home policies which are still in place for the majority of our employees. Our work-from-home policies may negatively impact productivity or disrupt our business, the magnitude of which will continue to depend, in part, on the length of this continued remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We expect to work from home in the near future and will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention and the New Jersey Department of Health, in deciding when to transition back to working in our offices. The effects of government actions and our policies and those of third parties to reduce the spread and ameliorate the impact of COVID-19 may negatively impact productivity and our ability to market and sell our products, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy. These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

The marketing, sale and commercialization of our products may be adversely impacted by COVID-19 and actions taken to slow its spread and ameliorate its impact. Although we did not see a material impact on our product revenues in the first half of 2020, we did experience variable impacts on our business and financial condition as a result of the pandemic and we are expecting an impact on our near-term financial results. Other parts of our business have been, and continue to be, impacted by the outbreak. For example, patients have postponed and we expect will continue to postpone visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for our products to be prescribed, reimbursed and administered to patients. For example, we have continued to observe a reduction in the number of BENDEKA patients visiting infusion centers, hospitals and clinics for intravenous administration of BENDEKA due to interruptions in healthcare services, and the patients’ inability to visit administration sites and desire to avoid contact with infected individuals. We also cannot predict how effective our virtual initiatives will be with respect to marketing and supporting the sale and administration of our products, or when we will be able to resume in-person sales and marketing activities.

Quarantines, shelter-in-place, safer-at-home and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could continue to occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our products. In particular, some of our suppliers of certain materials used in the production of our drug products are located in regions that continue to be subject to COVID-19-related actions and policies that limit the conduct of normal business operations. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting commercial demand for our products in the United States or advancing development of our product candidates may become impaired. At this time, we consider our inventories on hand to be sufficient to meet our commercial requirements.

In addition, our clinical trials may be affected by COVID-19. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able to comply with clinical trial protocols if quarantines continue to impede patient movement or interrupt healthcare services. Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. For example, our timeline for EA-114, Tyme’s timeline for SM-88 or the development timelines for any of our other clinical or preclinical programs may experience delays because of these factors. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

The spread of COVID-19 and actions taken to reduce its spread and ameliorate its impact may also materially affect us economically. As a result of the COVID-19 pandemic and actions taken to slow its spread and ameliorate its impact, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult, more costly or more dilutive. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, there could continue to be a significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity and financial position or our business development activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may continue to impact the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our access to capital and our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the pandemic, the duration of the pandemic and the efforts by governments and business to contain it, business closures or business disruptions, any re-opening plans, additional closures and spikes or surges in COVID-19 infection, and the impact on the economy and capital markets.

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
Additionally, if the COVID-19 pandemic continues to persist for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to deliver products to clinical trial sites or to generate sales of and revenues from our approved products.
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

Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (“Tax Act”) as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the current U.S. Presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the U.S. Presidential administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. On July 24, 2020, the current U.S. Presidential administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other proposed measures may require additional authorization to become effective, Congress and the current U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

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

The Company made the following purchases of our equity securities during the period covered by this Quarterly Report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
April 1, 2020 to April 30, 2020	—	N/A	—	158,999
May 1, 2020 to May 31, 2020	—	N/A	—	158,999
June 1, 2020 to June 30, 2020	84,390	$47.40	84,390	154,998
Total	84,390		84,390

(1) All shares repurchased by the Company during the three months ended June 30, 2020 were repurchased pursuant to the Share Repurchase Program, described above.

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

(1) Filed herewith.

†Management contract or compensatory plan or arrangement.
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

EAGLE PHARMACEUTICALS, INC.

DATED: August 10, 2020	By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer (Principal Executive Officer)

DATED: August 10, 2020	By:	/s/ Pete A. Meyers
Pete A. Meyers
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)