Form 10-Q
period 2020-09-30
EAGLE PHARMACEUTICALS, INC.
filed 2020-11-02
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of October 29, 2020: 13,030,130 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•the impact of the ongoing coronavirus 2019, or COVID-19, pandemic on our business and operations, results of operations and financial performance including: disruption in the sales of our marketed products; delays, interruptions or other adverse effects to clinical trials and patient enrollment; delays in regulatory review; manufacturing and supply chain interruptions; and the adverse effects on healthcare systems and disruption of the global economy overall;
•the potential benefits and commercial potential of rapidly infused bendamustine RTD, or Bendeka, Ryanodex® (dantrolene sodium), or Ryanodex, and bendamustine ready-to-dilute, or RTD, 500ml solution, or Belrapzo for approved indications and any expanded uses;
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
•the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development program;
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
•the rate and degree of market acceptance of our products ;
•our ability to significantly grow our commercial sales and marketing organization, whether alone or with potential future collaborators;
•the performance of our strategic collaborators and success of our current strategic collaborations;
•regulatory developments in the United States and foreign countries;
•the performance of our third-party suppliers and manufacturers;
•the success of competing drugs that are or become available;
•the retention of key scientific or management personnel;
•our ability to obtain additional funding for our operations;
•our ability to obtain, maintain, protect and enhance intellectual property rights and proprietary technologies and operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•our ability to prevent or minimize the effects of Paragraph IV patent litigation;
•our expectations regarding anticipated future costs, operating expenses and capital requirements;
•Received formal notification from FDA granting Priority Review for the Company’s abbreviated new drug application (“ANDA”) filed for vasopressin. A trial date of January 11, 2021 has been set; and
•Held positive Type C meeting with FDA on fulvestrant (EA-114); next step is to submit formal protocol for clinical study.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, assumptions and other factors described under the “Risk Factors” section and elsewhere in this Quarterly Report, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

NOTE REGARDING COMPANY REFERENCES

References to the “Company,” “Eagle Pharmaceuticals,” “Eagle,” “we,” “us” or “our” mean Eagle Pharmaceuticals, Inc., a Delaware corporation, together with its subsidiaries, references to “Eagle Biologics” mean Eagle Biologics, Inc. and references to “Eagle Research Lab” means Eagle Research Lab Limited.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or TM symbols.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2020 and 2019	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the three months and nine months ended September 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

Part II - Other Information

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
	Signatures	47

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$89,681	$109,775
Accounts receivable, net	52,199	48,004
Inventories	6,586	6,566
Prepaid expenses and other current assets	15,330	15,104
Total current assets	163,796	179,449
Property and equipment, net	2,123	2,202
Intangible assets, net	13,584	15,583
Goodwill	39,743	39,743
Deferred tax asset, net	15,340	13,669
Other assets	13,575	3,908
Total assets	$248,161	$254,554
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,068	$5,462
Accrued expenses and other liabilities	24,445	28,361
Current portion of long-term debt	8,000	5,000
Total current liabilities	45,513	38,823
Other long-term liabilities	2,844	3,000
Long-term debt, less current portion	27,017	33,557
Total liabilities	75,374	75,380
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,624,681 and 16,537,846 shares issued as of September 30, 2020 and December 31, 2019, respectively	17	17
Additional paid in capital	296,198	278,518
Retained earnings	76,432	72,500
Treasury stock, at cost, 3,594,551 and 2,907,687 shares as of September 30, 2020 and December 31, 2019, respectively	(199,860)	(171,861)
Total stockholders' equity	172,787	179,174
Total liabilities and stockholders' equity	$248,161	$254,554
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product sales	$17,317	$14,659	$49,387	$58,568
Royalty revenue	27,611	26,488	83,499	80,066
License and other revenue	5,000	—	5,000	9,000
Total revenue	49,928	41,147	137,886	147,634
Operating expenses:
Cost of product sales	8,726	12,137	23,804	39,866
Cost of royalty revenue	3,260	2,785	9,120	9,440
Research and development	4,828	10,172	21,390	25,504
Selling, general and administrative	17,697	18,537	60,411	53,906
Total operating expenses	34,511	43,631	114,725	128,716
Income (loss) from operations	15,417	(2,484)	23,161	18,918
Interest income	46	570	542	1,701
Interest expense	(489)	(628)	(2,164)	(1,979)
Other expense	(6,049)	—	(10,249)	—
Total other expense, net	(6,492)	(58)	(11,871)	(278)
Income (loss) before income tax (provision) benefit	8,925	(2,542)	11,290	18,640
Income tax (provision) benefit	(1,866)	152	(7,358)	(5,332)
Net Income (Loss)	$7,059	$(2,390)	$3,932	$13,308
Earnings (Loss) per share attributable to common stockholders:
Basic	$0.52	$(0.17)	$0.29	$0.96
Diluted	$0.51	$(0.17)	$0.28	$0.94
Weighted average number of common shares outstanding:
Basic	13,531,372	13,668,091	13,620,981	13,791,071
Diluted	13,786,803	13,668,091	13,917,800	14,147,658
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of June 30, 2020	16,622	$17	$291,434	$(176,860)	$69,373	$183,964
Stock-based compensation expense	—	—	4,722	—	—	$4,722
Issuance of common stock upon exercise of stock option grants	3	—	42	—	—	42
Payment of employee withholding tax upon vesting of stock-based awards	—	—	—	—	—	—
Issuance of common stock related to vesting of restricted stock units	—	—	—	—	—	—
Common stock repurchases	—	—	—	(23,000)	—	(23,000)
Net income	—	—	—	—	7,059	7,059
Balance as of September 30, 2020	16,625	$17	$296,198	$(199,860)	$76,432	$172,787

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of June 30, 2019	16,522	$17	$267,479	$(168,900)	$73,885	$172,481
Stock-based compensation expense	—	—	5,651	—	—	$5,651
Issuance of common stock upon exercise of stock option grants	3	—	23	—	—	23
Net loss	—	—	—	—	(2,390)	(2,390)
Balance as of September 30, 2019	16,525	$17	$273,153	$(168,900)	$71,495	$175,765

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2019	16,538	$17	$278,518	$(171,861)	$72,500	$179,174
Stock-based compensation expense	—	—	18,435	—	—	18,435
Issuance of common stock upon exercise of stock option grants	42	—	555	—	—	555
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(1,310)	—	—	(1,310)
Issuance of common stock related to vesting of restricted stock units	45	—	—	—	—	—
Common stock repurchases	—	—	—	(27,999)	—	(27,999)
Net income	—	—	—	—	3,932	3,932
Balance as of September 30, 2020	16,625	$17	$296,198	$(199,860)	$76,432	$172,787

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$58,187	$160,762
Stock-based compensation expense	—	—	16,815	—	—	16,815
Issuance of common stock upon exercise of stock option grants	12	—	78	—	—	78
Payment of employee withholding tax for net option exercise	—	—	(198)	—	—	(198)
Issuance of common stock related to vesting of restricted stock units	9	—	—	—	—	—
Common stock repurchases	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	13,308	13,308
Balance at September 30, 2019	16,525	$17	$273,153	$(168,900)	$71,495	$175,765

See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,932	$13,308
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,671)	(175)
Depreciation expense	656	725
Amortization expense of right-of-use assets	980	754
Amortization expense of intangible assets	1,999	1,890
Fair value adjustments on equity investment	7,700	—
Stock-based compensation expense	18,435	16,815
Amortization of debt issuance costs	301	282
Fair value adjustments on unsettled accelerated share repurchase agreement	2,549	—
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(4,195)	21,674
Inventories	(20)	1,057
Prepaid expenses and other current assets	(2,774)	(253)
Accounts payable	7,606	1,315
Accrued expenses and other liabilities	(3,916)	3,608
Other assets and other long-term liabilities, net	(1,845)	(1,813)
Net cash provided by operating activities	29,737	59,187
Cash flows from investing activities:
Purchase of equity investment security	(17,500)	—
Purchase of property and equipment	(577)	(647)
Net cash used in investing activities	(18,077)	(647)
Cash flows from financing activities:
Proceeds from common stock option exercises	555	78
Employee withholding taxes related to stock-based awards	(1,310)	(198)
Proceeds from existing revolving credit facility	110,000	—
Repayment of existing revolving credit facility	(110,000)	—
Payment of debt	(3,000)	(5,000)
Repurchases of common stock	(27,999)	(15,000)
Net cash used in financing activities	(31,754)	(20,120)
Net (decrease) increase in cash and cash equivalents	(20,094)	38,420
Cash and cash equivalents at beginning of period	109,775	78,791
Cash and cash equivalents at end of period	$89,681	$117,211
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$3,036	$6,587
Interest	1,878	1,787
Right-of-use asset obtained in exchange for lease obligation - lease amendment	842	1,700
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020.

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
Reflecting further expansion of our oncology portfolio, in February 2020, we received final FDA approval for Pemfexy® (“Pemfexy”) and in July 2020, we announced that the Centers for Medicare & Medicaid Services (“CMS”) had established a unique, product-specific billing code for Pemfexy, effective on October 1, 2020. Pemfexy, our novel pemetrexed product, is a branded alternative to Alimta® for metastatic non-squamous non-small cell lung cancer and malignant pleural mesothelioma. The conversion from tentative to a final approval follows the Company’s settlement agreement reached with Eli Lilly and Company (“Lilly”) on December 13, 2019. This agreement provides for a release of all claims by the parties and allows for an initial entry of Pemfexy into the market (equivalent to approximately a three-week supply of current Alimta utilization) on February 1, 2022, and a subsequent uncapped entry on April 1, 2022.

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
Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, the Company has taken and continues to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s periodic communication to address employee and business concerns and providing frequent updates to the Company’s Board of Directors (“Board”). The Company anticipates that the COVID-19 pandemic may also have an impact on the clinical development timelines for certain of its clinical programs, such as EA-114. The Company also anticipates that the COVID-19 pandemic may have an impact on the Company’s supply chain. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. In addition, the COVID-19 pandemic has delayed the timing of ongoing litigation, including the litigation with Par (as defined below) with respect to Vasopressin, and the Company anticipates that such delays will continue for the duration of the pandemic. The extent to which the COVID-19 pandemic will continue to impact the Company’s business, its clinical development and regulatory efforts, its supply chain and sales efforts, its corporate development objectives and the value of, and market for, its common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic have impacted the Company’s operations and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its business plan and strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with research and development operations, including, without limitation, risks and uncertainties associated with: delays or problems in obtaining clinical supply; obtaining regulatory approval of its product candidates; loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing its intellectual property rights; and the challenges of complying with applicable regulatory requirements. In addition, as the ongoing COVID-19 pandemic affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
Use of Estimates
These financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements including disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company anticipates that the COVID-19 pandemic will continue to disrupt the Company’s supply chain and marketing and sales efforts for certain of its products, including Bendeka, although it is not currently expected that any disruption would be significant. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates, and any such differences may be material to the Company’s financial statements.
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
Financial assets and liabilities measured and recognized at fair value are as follows:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$86,343	$86,343	$—	$—
ASR forward contract	2,549	—	$2,549	$—
Investment in Tyme	9,800	9,800	$—	$—
Total financial assets	98,692	96,143	$2,549	$—

Liabilities:
Contingent consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$105,672	$105,672	$—	$—
Total financial assets	$105,672	$105,672	$—	$—

Liabilities:
Contingent consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2020 and 2019, respectively.

Our investment in restricted shares of common stock of Tyme Technologies, Inc. (“Tyme”) are classified as Level 1. Refer to Note 13, Collaboration with Tyme for further details.

The fair value of the forward contract associated with the accelerated share repurchase ("ASR") transaction with JPMorgan Chase Bank, National Association is classified as Level 2 for the periods presented. Refer to Note 8, Common Stock and Stock-Based Compensation for further details.
The fair value of debt is classified as Level 2 for the periods presented and approximates its fair value due to the variable interest rate.
The fair value of any contingent consideration was classified as Level 3 for the periods presented.
Intangible Assets
The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at September 30, 2020.
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
Concentration of Major Customers and Vendors
The Company is dependent on a commercial partner who markets and sells Bendeka. The Company's customer for Bendeka is its commercial and licensing partner; therefore, the Company's future revenues are highly dependent on the related exclusive license and distribution arrangement.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

In March 2019, the Company entered into an agreement with Teva, or the Bendeka License Agreement, pursuant to which Teva has agreed to market Bendeka through its subsidiary, Cephalon, Inc. Pursuant to the Bendeka License Agreement, Teva pays the Company a royalty based on net sales of the product and also purchases Bendeka from the Company.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	74%	85%	72%	78%
Other	26%	15%	28%	22%
	100%	100%	100%	100%

	September 30,	December 31,
	2020	2019
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	66%	80%
Other	34%	20%
	100%	100%

Inventories
Inventories are recorded at the lower of cost and net realizable value, with cost determined on a first-in first-out basis. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to lower of cost and net realizable value in the period that the decline in value is first recognized.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $316 and $556 for the three months ended September 30, 2020 and 2019, respectively. Advertising and marketing costs were $2,204 and $1,673 for the nine months ended September 30, 2020 and 2019, respectively.
Income Taxes
The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), 740 - Income Taxes (“ASC 740”). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes. A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606 - Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter.
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
Upon termination of a collaboration agreement, any remaining non-refundable license fees received by the Company, which had been deferred, are generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in its condensed consolidated statements of operations. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event, and collectability is reasonably assured. If these criteria are not met, the Company would generally recognize milestone payments ratably over the remaining period of its performance obligations under the collaboration agreement.

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
The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. The straight-line method is used to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. The fair value of the Company's stock-based awards to employees and directors is estimated using the Black-Scholes valuation model and a Monte Carlo simulation model for performance share units. These models require the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, historical forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate is determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.
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
The anti-dilutive common shares equivalents outstanding for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	3,156,166	2,476,552	2,905,021	2,493,937
Restricted stock units	205,891	39,047	225,177	40,133
Total	3,362,057	2,515,599	3,130,198	2,534,070

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The following table sets forth the computation for basic and diluted net (loss) earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Numerator for basic and diluted earnings per share-net (loss) income	$7,059	$(2,390)	$3,932	$13,308
Denominator
Basic weighted average common shares outstanding	13,531,372	13,668,091	13,620,981	13,791,071
Dilutive effect of stock awards	255,431	—	296,819	356,587
Diluted weighted average common shares outstanding	13,786,803	13,668,091	13,917,800	14,147,658
Basic net earnings (loss) per share
Basic net earnings (loss) per share	$0.52	$(0.17)	$0.29	$0.96
Diluted net earnings (loss) per share
Diluted net earnings (loss) per share	$0.51	$(0.17)	$0.28	$0.94

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Reimbursement was not sought by the Company. The CARES Act has not had, and the Company does not currently expect it to have, a material impact on the Company’s financial statements at this time.

4. Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2020	December 31, 2019	Estimated Useful Life (years)
Furniture and fixtures	$1,476	$1,188	7
Office equipment	1,077	1,094	3
Equipment	3,390	3,095	7
Leasehold improvements	1,155	1,144	2
	7,098	6,521
Less accumulated depreciation	(4,975)	(4,319)
Property and equipment, net	$2,123	$2,202

Depreciation expense related to property and equipment amounted to $196 and $241 for the three months ended September 30, 2020 and 2019, respectively, and $656 and $725 for the nine months ended September 30, 2020 and 2019, respectively.

5. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2020	2019
Raw material	$2,439	$2,460
Work in process	4,096	3,243
Finished products	51	863
	$6,586	$6,566

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2020	2019
Prepaid income taxes	$315	$4,661
Prepaid FDA user fee and advances to clinical research organization	1,682	6,345
Prepaid insurance	440	191
Advances to commercial manufacturers	4,222	2,462
Earned milestone receivable - SymBio Pharmaceuticals Limited	5,000	—
All other	3,671	1,445
Total Prepaid expenses and other current assets	$15,330	$15,104
Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Accrued sales reserves	$7,122	$8,364
Royalties payable to commercial partners	6,906	6,004
Accrued salary and other compensation	4,742	8,083
Accrued professional fees	2,114	1,926
Accrued research & development	1,123	1,686
Current portion of lease liability	1,118	1,101
Accrued other	1,320	1,197
Total Accrued expenses	$24,445	$28,361

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
For the Corporate Office Lease and Lab Space Lease, which are the Company's two operating leases, the amortization and interest expense components are combined and recognized ratably over the remaining term of the lease as research and development and selling, general and administrative in the Company's condensed consolidated statements of operations, respectively.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Lease related disclosures consist of the following:

	September 30,	December 31,	September 30,
	2020	2019	2019
Operating ROU asset, net included in Other assets	$3,578	$3,716	$4,184
Lease liability included with Other long-term liabilities	$2,844	$3,000	$3,227
Lease liability included with Accrued expenses and other liabilities	$1,118	$1,101	$1,084
Quarter to date ("QTD") amortization of ROU asset	$509	n/a	$232
Year to date ("YTD") amortization of ROU asset	$980	n/a	$754
Operating cash flows from operating leases	$980	n/a	$860
Operating lease costs	$980	n/a	$860
Weighted-average remaining lease term - operating leases	4.2 years	5.0 years	5.0 years
Weighted-average discount rate - operating leases	6%	6%	6%

As of September 30, 2020, the future minimum lease commitments for the Company's two leases were as follows:

	Total	2020	2021	2022	2023	2024	2025	Beyond
Lease Payments	$5,903	$641	$1,362	$1,376	$1,291	$820	$413	$—
Less: Imputed Interest expense	1,941
Total Lease Liability	$3,962

As of December 31, 2019, the future minimum lease commitments for the Company's two leases were as follows:

	Total	2020	2021	2022	2023	2024	2025
	$6,607	$1,345	$1,362	$1,376	$1,291	$820	$413
Less: Imputed Interest expense	2,506
Total Lease Liability	$4,101

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

7. Intangible Assets, Net
The gross carrying amounts and net book value of the Company's intangible assets are as follows:

		September 30, 2020
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	$15,000	$(3,239)	$11,761
Developed technology	5	8,100	(6,277)	1,823
Total		$23,100	$(9,516)	$13,584

		December 31, 2019
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	15,000	(2,454)	12,546
Developed technology	5	8,100	(5,063)	3,037
Total		$23,100	$(7,517)	$15,583
(i) Represent payments made to reduce the royalties payable to a third party on Ryanodex net sales.
Amortization expense was $667 and $630 for the three months ended September 30, 2020 and 2019, respectively, and $1,999 and $1,890 for the nine months ended September 30, 2020 and 2019, respectively.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of September 30, 2020, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2020 (remainder)	665
2021	2,622
2022	1,369
2023	1,570
2024	1,898
Thereafter	5,460
Total estimated amortization expense	$13,584

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

On September 23, 2020, the Company's Board of Directors approved a $25.0 million accelerated share repurchase (“ASR”) transaction with JPMorgan Chase Bank, National Association (“JP Morgan”) as part of the Company’s existing $160.0 million share repurchase program. The specific number of shares to be repurchased pursuant to the ASR is based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR program. Under the terms of the Company's agreement with JP Morgan, the Company paid $25.0 million to JP Morgan on September 24, 2020, and received 505,817 shares, representing approximately 80% of the notional amount of the ASR, based on the closing price of $39.54 on September 23, 2020. Upon settlement of the ASR, the final number of shares repurchased will be determined based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR. The ASR will be completed in the fourth quarter of 2020. As of September 30, 2020, the Company included $5.0 million representing approximately 20% of the notional amount of the ASR in Prepaid expenses and other current assets on its condensed consolidated balance sheet. The Company determined the ASR contained a forward contract and therefore the Company recorded fair value adjustments on unsettled accelerated share repurchase agreement in the amount of $2.5 million which was a loss recorded in Other expense on our condensed consolidated statements of operations in the three months ended September 30, 2020.

As of September 30, 2020, the Company had repurchased an aggregate of 3,594,551 shares of common stock for an aggregate of $199.9 million pursuant to the Company’s share repurchase programs in effect since August 2016.

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
During the first quarter of 2018, the Company introduced a new long-term incentive program with the objective to better align the stock-based awards granted to management with the Company's focus on improving total shareholder return over the long-term. The stock-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted stock units ("RSUs") and performance-based stock units ("PSUs"). PSUs are comprised of awards that vest upon achievement of certain share price appreciation conditions.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

A summary of stock option, RSU and PSU activity under the 2014 Plan during the nine months ended September 30, 2020 and 2019 is presented below:

	Stock Options	RSUs	PSUs
Outstanding at December 31, 2018	2,556,365	54,219	117,219
Granted	600,133	211,829	—
Options Exercised/RSUs Vested/PSUs Vested	(10,034)	(13,555)	—
Forfeited or expired	(20,890)	(1,278)	(1,038)
Outstanding at September 30, 2019	3,125,574	251,215	116,181

Outstanding at December 31, 2019	3,096,161	251,215	116,181
Granted	662,700	231,450	—
Options Exercised/RSUs Vested/PSUs Vested	(41,951)	(67,970)	—
Forfeited or expired	(185,615)	(53,824)	(11,431)
Outstanding at September 30, 2020	3,531,295	360,871	104,750

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.37% - 0.41%	1.50% - 1.84%	0.37% - 1.65%	1.45% - 2.61%
Volatility	55.42%	49.87%	54.98%	50.27%
Expected term (in years)	6.07 years	5.93 years	6.03 years	5.91 years
Expected dividend yield	0.0%	0.0%	0.0%	0.00%

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The Company recognized stock-based compensation in its condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$3,685	$4,241	$12,831	$12,636
RSUs	928	644	4,115	1,895
PSUs	109	766	1,489	2,284
Stock-based compensation expense	$4,722	$5,651	$18,435	$16,815

Selling, general and administrative	$5,236	$4,570	$16,365	$13,495
Research and development	(514)	1,081	2,070	3,320
Stock-based compensation expense	$4,722	$5,651	$18,435	$16,815

9. Commitments
The Company's future material contractual obligations as of September 30, 2020, included the following:

Obligations	Total	2020	2021	2022	2023	2024	2025	Beyond
Operating leases (1)	$5,903	$641	$1,362	$1,376	$1,291	$820	$413	$—
Credit facility (2)	36,000	2,000	8,000	26,000	—	—	—	—
Purchase obligations (3)	32,944	32,944	—	—	—	—	—	—
Total obligations	$74,847	$35,585	$9,362	$27,376	$1,291	$820	$413	$—

(1) The Company leases its corporate office location. The term of its existing lease expires on June 30, 2025. The Company also leases its lab space under a lease agreement that expires on October 31, 2023. Rental expense for the operating leases was $276 and $286, for the three months ended September 30, 2020 and 2019, respectively. Rental expense for these two operating leases was $910 and $860 for the nine months ended September 30, 2020 and 2019, respectively. The remaining future lease payments under the operating leases are $5,903 as of September 30, 2020.
(2) Refer to Note 10, “Debt” for further information regarding the Revised Credit Agreement.
(3) As of September 30, 2020, the Company had purchase obligations in the amount of $32,944 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

10. Debt
On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017. The terms and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40.0 million and an undrawn revolving credit facility of $110.0 million. The schedule of principal payments for the new term loan facility was extended to November 8, 2022.
As of September 30, 2020, the terms and amounts borrowed under the Revised Credit Agreement included a drawn term loan of $40.0 million. The Company obtained revolving loans under the revolving credit facility during the three months ended March 31, 2020 in the amount of $110.0 million. The Company repaid the full $110.0 million borrowed from the revolving credit facility during the three months ended June 30, 2020. The Company classified the current portion of long-term debt of $8.0

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

million on the consolidated balance sheet as of September 30, 2020. Per the terms of the Revised Credit Agreement, the Company is limited in its ability to pay dividends. As of September 30, 2020, the Company was in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.
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

As of September 30, 2020, the Company had $1.0 million of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

Debt Maturities	As of September 30, 2020
2020 (remainder)	$2,000
2021	8,000
2022	26,000
Total	$36,000

11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax (provision) benefit	$(1,866)	$152	$(7,358)	$(5,332)
Effective tax rate	21%	6%	65%	26%

For interim periods, we recognize an income tax (provision) benefit based on our estimated annual effective tax rate expected for the entire year plus the effects of certain discrete items occurring in the quarter. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for changes in estimated permanent differences, and certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three and nine months ended September 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation, non-deductible nature of the fair value adjustment of the unsettled ASR agreement, changes in state filing positions partially offset by credits for research and development activity. The Company reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results, including the fair value adjustment on the Company’s investment in Tyme may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.
Deferred income tax assets as of September 30, 2020 consisted of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the Company has incurred tax losses in most years since its inception, all of the Company’s tax years are effectively open to examination. The Company is currently under audit by three State tax jurisdictions. The Company had no amount recorded for any unrecognized tax benefits as of September 30, 2020. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. The Company reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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

FDA filed a petition for rehearing en banc on May 27, 2020, which was denied on August 17, 2020. Previously, on February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of orphan drug exclusivity for Bendeka. Pursuant to the FDA’s decision, no bendamustine product used to treat the same indications (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka.
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

Cipla v. Eagle
On April 16, 2020, Cipla Limited (“Cipla”) filed a request for arbitration against Eagle with the London Court of International Arbitration. The request alleges that Eagle’s refusal to take delivery of several batches of Argatroban finished drug product constitutes a breach of the Company and Cipla’s December 14, 2012 supply agreement. Eagle believes that allegations in the demand for arbitration are without merit and intends to vigorously defend itself in the arbitration, which is currently scheduled for June 2021.
Patent Litigation
Eli Lilly and Company v. Eagle Pharmaceuticals, Inc. (PemfexyTM (Pemetrexed))
On August 14, 2017, Lilly filed suit against the Company in the United States District Court for the Southern District of Indiana (the “Indiana Suit”).  Lilly alleged patent infringement based on the filing of the Company’s 505(b)(2) NDA seeking approval to manufacture and sell the Company’s EP-5101.  EP-5101, if finally approved by FDA, will be a branded alternative to Alimta®.

On September 8, 2017, Eagle moved to dismiss the Indiana Suit for improper venue. On September 11, 2017, Lilly voluntarily dismissed the Indiana Suit. It then filed a complaint in the United States District Court for the District of Delaware, alleging similar patent infringement claims (the “Delaware Suit”). Eagle answered and filed various counterclaims in the Delaware Suit on October 3, 2017. Lilly answered Eagle’s counterclaims on October 24, 2017. On May 31, 2018, Eagle filed a Motion for Judgment on the Pleadings, which the Court denied on October 26, 2018. On January 23, 2019, the Court held a Markman hearing. Trial took place from October 28, 2019 to October 31, 2019 and continued on December 12, 2019 through December 13, 2019. On December 13, 2019, the Company and Lilly settled this litigation. The settlement agreement provides for a release of all claims by the parties and allows for an initial entry of Pemfexy into the market (equivalent to approximately a three week supply of current Alimta utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022. On December 16, 2019, the District Court entered the Company and Lilly’s stipulation dismissing this case with prejudice.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc; Eagle Pharmaceuticals, Inc. et al. v. Lupin, Ltd. and Lupin Pharmaceuticals, Inc.; Eagle Pharmaceuticals, Inc. et al v. Aurobindo Pharma, Ltd, Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd - (Bendeka)
Bendeka, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), Mylan Laboratories Limited (“Mylan”), Lupin, Ltd. and Lupin Pharmaceuticals, Inc. (“Lupin”), and Aurobindo Pharma, Ltd, Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd (“Aurobindo”) have filed Abbreviated New Drug Applications (“ANDA’s”) referencing Bendeka® that include challenges to one or more of the Bendeka® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a 505(b)(2) NDA.
The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan, Hospira, Lupin, and Aurobindo in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), July 19, 2018 (Hospira), and July 2, 2019 (Lupin). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin. Patentees filed suit against Aurobindo on May 11, 2020. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes (the “Consolidated Bendeka Litigation”), and a bench trial in these cases was held September 9-19, 2019. On April 27, 2020, the district court held that the asserted patents are valid and infringed by Slayback, Apotex, Fresenius and Mylan. On July 6, 2020, the district court entered a final judgment reflecting this decision, stating that pursuant to 35 U.S.C. § 271(e)(4)(A), the FDA shall not approve Apotex’s, Fresenius’s, Mylan’s, or Slayback’s ANDA products on a date which is earlier than January 28, 2031, and enjoining Apotex, Fresenius, Mylan, and Slayback from commercially manufacturing, using, offering to sell, or selling within the US or importing into the US, their ANDA products before that date. On August 4, 2020, Apotex, Fresenius, and Mylan appealed this final judgment, and briefing is pending. Hospira filed a motion to dismiss, which was fully briefed on November 16, 2018. On December 16, 2019, the United States District Court for the District of Delaware denied Hospira’s motion to dismiss with respect to U.S. Patent No. 9,572,887 and granted that motion with respect to the remaining patents. Trial is set for November 15, 2021. The case remains pending.
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

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together, “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation took place on March 3, 2020. On April 17, 2020, the Company submitted a letter requesting leave to file a motion for summary judgment of non-infringement. Par’s responsive letter was submitted on May 8, 2020. On May 18, 2020, the court said it would hear non-infringement arguments at trial and not through summary judgment. Due to the COVID-19 pandemic, the trial, which was scheduled to begin May 18, 2020, has been rescheduled to begin on January 11, 2021. The 30-month stay of FDA approval expired on October 17, 2020. This suit is pending.
Eagle Pharmaceuticals, Inc. et al. v. Accord (Argatroban)
On March 27, 2019, the Company and Chiesi filed suit against Accord Healthcare, Inc. (“Accord”) in the United States District Court for the District of New Jersey (the “New Jersey suit”) and in the United States District Court for the Middle District of North Carolina (the “North Carolina suit”) (together “the suits”). The suits alleged patent infringement based on Accord’s 505(b)(2) NDA seeking approval to manufacture and sell Accord’s proposed argatroban product. On May 21, 2019, the Company and Chiesi voluntarily dismissed the North Carolina suit. On July 10, 2019, Accord moved for judgment on the pleadings in the New Jersey suit. On June 30, 2020, the district court held a settlement conference. On October 7, 2020, the Magistrate Judge held a status conference. On October 8, 2020, Accord withdrew its July 10, 2019 motion for judgment on the pleadings. The New Jersey suit is currently pending.

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
As of September 30, 2020, the Company included its investment in Tyme in Other Assets (non-current) on its condensed consolidated balance sheet. For the three months ended September 30, 2020, the fair value adjustments for the equity investment was a loss of $3.5 million and for the nine months ended September 30, 2020, the fair value adjustments for the equity investment was a loss of $7.7 million which was recorded in other income (expense) on our condensed consolidated statements of operations.

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
Our science-based business model has a proven track record with the U.S. Food and Drug Administration, or FDA, approval and commercial launches of three products: Ryanodex, Belrapzo and Bendeka. We market our products through marketing partners and/or our internal direct sales force. We market Ryanodex and Belrapzo, and Teva markets Bendeka through its subsidiary, Cephalon, Inc. Reflecting further expansion of our oncology portfolio, in February 2020, we received final FDA approval for Pemfexy, a branded alternative to Alimta for metastatic non-squamous non-small cell lung cancer and malignant pleural mesothelioma. We expect to launch Pemfexy in early 2022.
With 10 pipeline projects underway and the potential for up to five or more product launches over the next several years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including Alzheimer’s disease, traumatic brain injury/concussion, nerve agent exposure and acute radiation syndrome. In addition, our clinical development program includes a strategic partnership with Tyme for SM-88, a product candidate for the treatment of patients with pancreatic or other advanced cancers, as well as investigations of compounds such as EA-114 and our Fulvestrant product candidate for patients with HR-positive advanced breast cancer. Other products in development include Vasopressin, our first-to-file Abbreviated New Drug Application, or ANDA, that references Endo International plc’s Vasostrict indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines; and EA-111, a new chemical entity and next-generation ryanodine receptor antagonist, in an intramuscular formulation that that would allow for easier and more rapid administration in emergency situations (military and civilian).
Recent Developments
Executive Officer Transitions
Chief Medical Officer
As of July 31, 2020, Adrian J. Hepner, M.D., Ph.D. resigned as our Executive Vice President and Chief Medical Officer. On July 31, 2020, we entered into a consulting agreement with Dr. Hepner, or the Consulting Agreement. Pursuant to the Consulting Agreement, Dr. Hepner will provide consulting services to us until July 31, 2021, unless earlier terminated, or the Consulting Period. In consideration of Dr. Hepner’s provision of consulting services, we have agreed to pay Dr. Hepner (i) a weekly retainer of $8,000 for 20 hours of services each week for the first six months of the Consulting Period and (ii) a weekly retainer of $4,000 for 10 hours of services each week for the remaining six months of the Consulting Period. We will also continue to pay the employer portion of Dr. Hepner’s COBRA medical continuation benefits until January 31, 2022.

On October 29, 2020, Judith Ng-Cashin, M.D. was appointed as our Chief Medical Officer.

Chief Financial Officer
As of October 29, 2020, Pete Meyers ceased to serve as our Chief Financial Officer. In connection with his departure, Mr. Meyers will receive the severance compensation provided for under our previously disclosed Amended and Restated Severance Benefit Plan and Mr. Meyers’ participation agreement thereunder, for a non-change in control covered termination.

On October 29, 2020, Brian Cahill was appointed as our Chief Financial Officer. Mr. Cahill has served as our Vice President of Finance since January 2018 and previously served as our Corporate Controller from October 2016 to December 2017. Information regarding any material compensatory arrangement between us and Mr. Cahill in connection with his appointment as Chief Financial Officer, or any grant or award to Mr. Cahill under any such arrangement, has not been finalized. We will disclose such information, when it becomes available, in a filing with the SEC.

Change in Independent Registered Public Accounting Firm
On September 25, 2020, the Audit Committee of the Board approved the engagement of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2020, and dismissed BDO USA, LLP, as our current independent registered public accounting firm.

Complete Response Letter for NDA for Ryanodex
On August 7, 2020, we received a Complete Response Letter for its NDA for Ryanodex for the treatment of exertional heat stroke, or EHS; we decided that we will no longer pursue this indication in order to direct our resources to other product candidates.

Pemfexy Billing Code
On July 9, 2020, we announced that the Centers for Medicare & Medicaid Services, or CMS, had established a unique, product-specific billing code for Pemfexy. The new Healthcare Common Procedure Coding System, or J-code, will become effective on October 1, 2020.

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
On September 23, 2020, the Board approved a $25.0 million accelerated share repurchase, or ASR, transaction with JPMorgan Chase Bank, National Association, or JP Morgan, as part of the Share Repurchase Program. The specific number of shares to be repurchased pursuant to the ASR is based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR program. Under the terms of the Company’s agreement with JP Morgan, the Company paid $25.0 million to JP Morgan on September 24, 2020, and received 505,817 shares, representing approximately 80% of the notional amount of the ASR, based on the closing price of $39.54 on September 23, 2020. Upon settlement of the ASR, the final number of shares repurchased will be determined based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the accelerated share repurchase program. The Company expects the ASR to be completed in the fourth quarter of 2020.
As of September 30, 2020, we have repurchased an aggregate of 3,594,511 shares of common stock for an aggregate of $199.9 million pursuant to our share repurchase programs in effect since August 2016.

COVID-19 Business Update
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s daily communication to address employee and business concerns and providing frequent updates to the Board. We anticipate that the COVID-19 pandemic may have an impact on the clinical development timeline for EA-114. We anticipate that the COVID-19 pandemic will continue to delay our supply chain and marketing and sales efforts for certain of its products, including Bendeka, although it is not currently expected that any disruption would be material. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. In addition, the COVID-19 pandemic has delayed the timing of ongoing litigation, including the litigation with Par Pharmaceutical, Inc. and its affiliated entities with respect to Vasopressin, and we anticipate that such delays will continue for the duration of the pandemic. While we have experienced variable financial impacts to date, the ongoing COVID-19 pandemic, including the global economic slowdown, government measures taken in response thereto, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic, could materially adversely affect our business, financial condition, results of operations and growth prospects. We continue to closely monitor the COVID-19 pandemic as we evaluate and evolve our business plans and response strategy. The impact of the COVID-19 pandemic on our business and financial condition is more fully described below in Trends and Uncertainties.

Financial Operations Overview

Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.
Product Sales. Through September 30, 2020, we have recognized revenues from product sales of Bendeka, Argatroban, Ryanodex and Belrapzo. Sales of Bendeka were made to our commercial partner, Teva, while Argatroban was sold directly to our commercial partners, Chiesi and Sandoz AG, or Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex and Belrapzo were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
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
Royalty Revenue. We recognize revenue from royalties based on a percentage of Teva’s net sales of Bendeka and Sandoz’s and Chiesi’s gross profits of Argatroban, both net of discounts, returns and allowances incurred by our commercial partners. Royalty revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured.
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

Selling, General and Administrative
Selling, general and administrative costs consist of employee-related costs including salaries, benefits and other related costs, stock-based compensation for executive, finance, sales and operations personnel. Selling, general and administrative expenses also include facility and related costs, professional fees for legal, consulting, tax and accounting services, insurance, selling, marketing, market research, advisory board and key opinion leaders, depreciation and general corporate expenses.

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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three and nine months ended September 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation, changes in state filing positions partially offset by credits for research and development activity. The effective tax rate for the three months ended September 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.

Results of Operations
Comparison of Three Months Ended September 30, 2020 and 2019
Revenues

	Three Months Ended September 30,		Increase
	2020	2019
	(in thousands)
Product sales	$17,317	$14,659	$2,658
Royalty revenue	27,611	26,488	1,123
License and other revenue	5,000	—	5,000
Total revenue	$49,928	$41,147	$8,781

Our product sales increased $2.7 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was attributable to an increase of $5.4 million in product sales of Belrapzo coupled with an increase of $1.5 million in product sales of Ryanodex partially offset with a decrease of $4.3 million in product sales of Bendeka primarily due to unit volume. In addition, the impact of the COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a reduction in the utilization of physician-administered oncology products including Bendeka.

Our royalty revenue increased $1.1 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily as a result of an increase in royalty revenue from our share of Teva's Bendeka sales.

The Company earned a $5.0 million milestone in the three months ended September 30, 2020 when its marketing partner, SymBio Pharmaceuticals Limited, received regulatory approval for TREAKISYM ready-to-dilute (250 ml) liquid bendamustine formulation from the Pharmaceuticals and Medical Devices Agency in Japan.

Cost of Revenue

	Three Months Ended September 30,		(Decrease) / Increase
	2020	2019
	(in thousands)
Cost of product sales	$8,726	$12,137	$(3,411)
Cost of royalty revenue	3,260	2,785	475
Total cost of revenue	$11,986	$14,922	$(2,936)

Our cost of product sales decreased $3.4 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This was primarily the result of a decrease of $4.8 million in Bendeka cost of revenue resulting from lower product unit sales, partially offset by an increase of a $1.2 million of cost of revenue resulting from higher product unit sales of Belrapzo.

Our cost of royalty revenue increased $0.5 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily as a result of declining gross margin related to the royalty revenue for Bendeka.

Research and Development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended September 30,		Decrease
	2020	2019
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$474	$967	$(493)
Vasopressin	1,298	2,319	(1,021)
Ryanodex EHS “EP-4104”	114	2,044	(1,930)
All other projects	1,078	1,163	(85)
Salary and other personnel related	1,864	3,679	(1,815)
Research and development	$4,828	$10,172	$(5,344)

Our research and development expenses decreased $5.3 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease primarily resulted from lower spending for Ryanodex (EHS indication), Vasopressin, and EGL-5385-C-1701 coupled with lower stock compensation expense allocated to the research and development function related to the departure of the chief medical officer.

Selling, General and Administrative

	Three Months Ended September 30,		Decrease
	2020	2019
	(in thousands)
Selling, general and administrative	$17,697	$18,537	$(840)

Our selling, general and administrative expenses decreased $0.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease is primarily related to decreased travel, entertainment, and trade show expenses as a result of minimizing travel due to the impact of the COVID-19 pandemic.

Other Income (Expense), net

	Three Months Ended September 30,		(Decrease) / Increase
	2020	2019
	(in thousands)
Interest income	$46	$570	$(524)
Interest expense	(489)	(628)	(139)
Other expense	(6,049)	—	6,049
Total other income (expense), net	$(6,492)	$(58)	$6,434

Our interest income decreased $0.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease is primarily due to lower interest rates associated with money market funds as compared to the three months ended September 30, 2019.

Our interest expense decreased $0.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease is primarily due to lower borrowings from the revolving credit facility during the 2020 quarter.

Our other expense increased $6.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase is related to fair value adjustments on the Company’s equity investment in Tyme in the amount of $3.5 million and the related fair value adjustments related to the final settlement of the $25.0 million ASR transaction with JPMorgan as part of the Company’s Share Repurchase Program. The Company determined the ASR contained a forward contract and therefore the Company recorded fair value adjustments on unsettled accelerated share repurchase agreement in the amount of $2.5 million in the three months ended September 30, 2020.

Income Tax Provision

	Three Months Ended September 30,
	2020	2019
	(in thousands)
(Provision) / benefit for income taxes	$(1,866)	$152
Effective tax rate	21%	6%

Our provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended September 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation, non-deductible nature of the fair value adjustment the unsettled ASR agreement and changes in state filing positions partially offset by credits for research and development activity. The effective tax rate for the three months ended September 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.

Comparison of Nine Months Ended September 30, 2020 and 2019
Revenues

	Nine Months Ended September 30,		(Decrease) / Increase
	2020	2019
	(in thousands)
Product sales	$49,387	$58,568	$(9,181)
Royalty revenue	83,499	80,066	3,433
License and other revenue	5,000	9,000	(4,000)
Total revenue	$137,886	$147,634	$(9,748)

Our product sales decreased $9.2 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily driven by decreases in product sales of Bendeka of $15.5 million coupled with decreases in Belrapzo’s product sales of $4.6 million primarily due to volume decreases. In addition, the COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. The decreased sales were partially offset by increases in product sales of Ryanodex of $10.8 million due to higher volume.

Our royalty revenue increased $3.4 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as a result of higher royalties on Teva's sales of Bendeka of $1.7 million, which were partially offset by lower royalties on sales of Argatroban of $0.9 million.

Our license and other revenue decreased $4.0 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was due to the non-recurrence of an upfront cash payment of $9.0 million upon execution of an amendment to the Bendeka License Agreement, dated March 29, 2019 to terminate Teva’s obligation to pay future milestones and royalties on Bendeka sales outside of the U.S. The decrease was partially offset by a $5.0 million milestone earned in the three months ended September 30, 2020 from SymBio for regulatory approval of TREAKISYM ready-to-dilute (250 ml) liquid bendamustine formulation from the Pharmaceuticals and Medical Devices Agency in Japan.

Cost of Revenue

	Nine Months Ended September 30,		Decrease
	2020	2019
	(in thousands)
Cost of product sales	$23,804	$39,866	$(16,062)
Cost of royalty revenue	9,120	9,440	(320)
Total cost of revenue	$32,924	$49,306	$(16,382)

Our cost of product sales decreased $16.1 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as a result of decreased product sales of Belrapzo and Bendeka, partially offset by increased product sales of Ryanodex.

Our cost of royalty revenue decreased $0.3 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as a result of a decrease in royalty revenue on Teva’s sales of Bendeka.

Research and Development

	Nine Months Ended September 30,		Increase / (Decrease)
	2020	2019
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$4,633	$1,650	$2,983
Vasopressin	2,440	6,906	(4,466)
Ryanodex EHS “EP-4104”	1,985	3,403	(1,418)
All other projects	2,490	2,947	(457)
Salary and other personnel related	9,842	10,598	(756)
Research and development	$21,390	$25,504	$(4,114)

Our research and development expenses decreased $4.1 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily from a decrease in clinical study project spending for vasopressin and Ryanodex for EHS indication, and employee-related costs, primarily stock compensation expense. This decrease was partially offset by increased spend related to the Company's EGL-5385-C-1701 (the Company’s fulvestrant formulation) initiative.

Selling, General and Administrative

	Nine Months Ended September 30,		Increase
	2020	2019
	(in thousands)
Selling, general and administrative	$60,411	$53,906	$6,505

Our selling, general and administrative expenses increased $6.5 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase is primarily related to $2.5 million of costs related to the collaboration with Tyme, coupled with an increase in consulting costs of $0.7 million, increased stock compensation expense of $2.9 million, other administrative expenses of $0.9 million, and is partially offset by a decrease in external legal fees related to ongoing litigation matters of $0.5 million.

Other Income (Expense)

	Nine Months Ended September 30,		(Decrease) / Increase
	2020	2019
	(in thousands)
Interest income	$542	$1,701	$(1,159)
Interest expense	(2,164)	(1,979)	185
Other expense	(10,249)	—	10,249
Total other expense, net	$(11,871)	$(278)	$11,593

Our interest income decreased $1.2 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease is primarily due to lower interest rates associated with money market funds as compared to the nine months ended September 30, 2019.

Our interest expense increased $0.2 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase is primarily due to primarily due to additional borrowings from the revolving credit facility during the 2020 year to date period.

Our other expense increased $10.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase is related to fair value adjustments on equity investment in Tyme in the amount of $7.7 million and the related fair value adjustments related to the final settlement of the $25.0 million ASR transaction with JPMorgan as part of the Company’s Share Repurchase Program. The Company determined the ASR contained a forward contract and therefore the Company recorded fair value adjustments on unsettled accelerated share repurchase agreement in the amount of $2.5 million in the nine months ended September 30, 2020

Income Tax Provision

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Provision for income taxes	$(7,358)	$(5,332)
Effective tax rate	65%	29%

Our provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the nine months ended September 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation, non-deductible nature of the fair value adjustment the unsettled ASR agreement and changes in state filing positions partially offset by credits for research and development activity. The effective tax rate for the nine months ended September 30, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $89.7 million and $117.2 million as of September 30, 2020 and September 30, 2019, respectively.

For the nine months ended September 30, 2020, we generated a net income of $3.9 million. As of September 30, 2020, our working capital surplus was $118.3 million. For the nine months ended September 30, 2019, we realized net income of $13.3 million.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for at least the next 12 months.
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

Operating Activities:

Net cash provided by operating activities for the nine months ended September 30, 2020 was $29.7 million. Net income for the period was $3.9 million enhanced by the net of non-cash adjustments of approximately $30.5 million from deferred income taxes, depreciation, amortization expense of right-of-use assets, amortization expense of intangible assets, fair value adjustments on equity investment, stock-based compensation expense, amortization of debt issuance costs and fair value adjustment on unsettled accelerated share repurchase agreement. Net changes in working capital increased cash from operating activities by approximately $4.7 million, due to changes in working capital accounts. The total amount of accounts receivable at September 30, 2020 was approximately $52.2 million, which included $18.6 million related to product sales and $28.2 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.

Investing Activities:

Net cash used by investing activities for the nine months ended September 30, 2020 was $18.1 million, as a result of $17.5 million of investment to purchase 10 million restricted shares of Tyme’s common stock and spent $0.6 million for purchases of property and equipment.

Financing Activities:

Net cash used by financing activities for the nine months ended September 30, 2020 was $31.8 million, as a result of $3.0 million of principal payments for debt required by the Company’s Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, or the Revised Credit Agreement, $28.0 million in payments related to the repurchases of our common stock, $1.3 million of payments associated with employee withholding tax upon vesting of stock-based awards, partially offset by $0.5 million of proceeds from common stock exercises of employee stock options.

Trends and Uncertainties
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has resulted in authorities implementing aggressive actions. Government authorities in the United States have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. Both the COVID-19 pandemic and the containment and mitigation efforts related to the pandemic have had a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which are uncertain. The extent of and timing for such lifting of government restrictions remains uncertain as the COVID-19 pandemic continues to evolve. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19.

During the nine months ended September 30, 2020, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic, which impacts include a decrease in revenue from sales of Belrapzo resulting, in part, from a decrease in inventory stocking and utilization rates, as well as a decrease in research and development expenses partially resulting from preclinical program delays. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
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
•Manufacturing and Supply Chain: We are working closely with our commercial partners and third-party manufacturers to mitigate potential disruptions as a result of the COVID-19 pandemic by continuing to monitor the supply and availability of Bendeka, Ryanodex and Belrapzo for the patients who rely on these products. We anticipate that the COVID-19 pandemic will continue to delay our supply chain and marketing and sales efforts for certain of our products, including Bendeka, although it is not currently expected that any disruption would be material. If the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience future disruptions to our supply chain and operations, and associated delays in the manufacturing and our clinical supply, which would adversely impact our development activities.
•Marketing and Sale of Products: In addition to the impact on our product revenues resulting in a decrease in sales from Belrapzo, driven, in part, by the COVID-19 pandemic, we have also observed a reduction in the number of Bendeka patients visiting infusion centers, hospitals and clinics for intravenous administration of Bendeka due to interruptions in healthcare services, and the patients’ inability to visit administration sites as well as desire to avoid contact with infected individuals. In addition, our sales and marketing teams have been working remotely and our virtual initiatives with respect to marketing and supporting the sale and administration of our products have not been as effective as our in-person sales and marketing activities.
•Liquidity and Capital Resources: We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months. While the COVID-19 pandemic has not had, and we do not expect it to have, a material adverse effect on our liquidity, the situation continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to use be able to obtain any future funding under the terms of the Revised Credit Agreement, for general corporate purposes and any strategic acquisitions.
•Regulatory Activities: We may experience further delays in the timing of NDA review and/or our interactions with FDA due to, for example, absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of FDA’s efforts and attention to approval of other therapeutics or other activities related to the COVID-19 pandemic, which could further delay approval decisions with respect to regulatory submissions or obtain new product approvals.
•Clinical Development Timelines: The clinical trial timelines for certain of our product candidates, including EA-114 (our fulvestrant product candidate), have been delayed given difficulties with limited patient enrollment resulting from the impact of the COVID-19 pandemic, and we expect that our clinical trial timelines will continue to be impacted for the duration of the pandemic.

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact our results of operations during the nine months ended September 30, 2020 and, it could have a material adverse impact on our financial condition and results of operations in the future.

Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the nine months ended September 30, 2020, as compared to the obligations disclosed in our Annual Report.
Our future material contractual obligations included the following as of September 30, 2020 (in thousands):

Obligations	Total	2020	2021	2022	2023	2024	2025	Beyond
Operating leases (1)	$5,903	$641	$1,362	$1,376	$1,291	$820	$413	$—
Credit facility (2)	36,000	2,000	8,000	26,000	—	—	—	—
Purchase obligations (3)	32,944	32,944	—	—	—	—	—	—
Total obligations	$74,847	$35,585	$9,362	$27,376	$1,291	$820	$413	$—
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on October 31, 2023.
(2) Refer to Note 10 Debt for details of the Revised Credit Agreement.
(3) As of September 30, 2020, the Company has purchase obligations in the amount of $32.9 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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

Based on their evaluation at September 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
The disclosures under Note 12. Legal Proceedings in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report are incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the updated risk factors set forth immediately below, our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report or in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

The COVID-19 pandemic could adversely impact our business, including the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.
The COVID-19 pandemic has resulted in authorities implementing aggressive actions, and they may from time to time take additional actions, to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). In addition, in mid-March 2020, we implemented work-from-home policies which are still in place for the majority of our employees. Our work-from-home policies may negatively impact productivity or disrupt our business, the magnitude of which will continue to depend, in part, on the length of this continued remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We expect to work from home in the near future and will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention and the New Jersey Department of Health, in deciding when to transition back to working in our offices. The effects of government actions and our policies and those of third parties to reduce the spread and ameliorate the impact of COVID-19 may negatively impact productivity and our ability to market and sell our products, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy. These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

The marketing, sale and commercialization of our products have been adversely impacted and may continue to be adversely impacted by COVID-19 and actions taken to slow its spread and ameliorate its impact. We saw a variable impact on our product revenues in 2020 due to the COVID-19 pandemic and also experienced variable impacts on our business and financial condition as a result of the pandemic. We are expecting the impact on our near-term financial results to continue for the duration of the pandemic. Other parts of our business have been, and continue to be, impacted by the outbreak. For example, patients have postponed and we expect will continue to postpone visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for our products to be prescribed, reimbursed and administered to patients. For example, we have continued to observe a reduction in the number of Bendeka patients visiting infusion centers, hospitals and clinics for intravenous administration of Bendeka due to interruptions in healthcare services, and the patients’ inability to visit administration sites and desire to avoid contact with infected individuals. In addition, our sales and marketing teams have been working remotely and our virtual initiatives with respect to marketing and supporting the sale and administration of our products have not been as effective as our in-person sales and marketing activities. We cannot predict when we will be able to resume in-person sales and marketing activities.

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

In addition, our clinical trials have been affected by COVID-19. Clinical site initiation and patient enrollment has been delayed due to prioritization of hospital resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials have chosen to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able to comply with clinical trial protocols if quarantines continue to impede patient movement or interrupt healthcare services. Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. For example, the clinical trial timelines for certain of our product candidates, including EA-114 (our fulvestrant product candidate), have been delayed given difficulties with patient enrollment resulting from the COVID-19 pandemic, and we expect that clinical trial timelines will continue to be delayed for the duration of the pandemic.. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been and may continue to be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 continues to impact the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our access to capital and our business development activities, depends on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the pandemic, the duration of the pandemic and the efforts by governments and business to contain it, business closures or business disruptions, any re-opening plans, additional closures and spikes or surges in COVID-19 infection, and the impact on the economy and capital markets.

Current and future legislation and regulations may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain for our products.
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

By way of example, in March 2010, the ACA was passed, which significantly changed health care financing by both governmental and private insurers. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the U.S. Presidential administration to repeal or replace certain aspects of the ACA.. Since January 2017, the U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the U.S. Supreme Court reversed a federal circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the U.S. Supreme Court announced that it would review this case. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester reductions by one year, through 2030. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the current U.S. Presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the U.S. Presidential administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. In a proposed rule issued by CMS on June 17, 2020, CMS proposed to establish a broader definition for a “line extension” drug such that the line extension of the initial brand name listed drug would not need to be an oral solid dosage form. This proposed rule, if finalized, may impact the rebate amounts associated with our products and negatively affect the commercial success of our products. Additionally, on August 3, 2020, CMS proposed changes to the Medicare Physician Fee Schedule for Calendar Year 2021 that, if finalized, also may adversely impact the coverage and reimbursement of our products. Under the proposed changes, CMS is proposing to assign certain 505(b)(2) drug products to existing multiple source drug codes because, according to CMS, some drug products approved under the 505(b)(2) pathway share similar labeling and uses with generic drugs that are assigned to multiple source drug codes. CMS noted that this change is consistent with efforts to “curb drug prices” and encourages competition among products that are described by one billing code and share similar labeling. On July 24, 2020, the current U.S. Presidential administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other proposed measures may require additional authorization to become effective, Congress and the current U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

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

On September 23, 2020, our Board approved a $25.0 million ASR transaction with JPMorgan as part of our Share Repurchase Program. The specific number of shares to be repurchased pursuant to the ASR is based on the average of the daily volume weighted average share prices of our common stock, less a discount, during the term of the ASR program. Under the terms of our agreement with JP Morgan, we paid $25.0 million to JP Morgan on September 24, 2020, and received 505,817 shares, representing approximately 80% of the notional amount of the ASR, based on the closing price of $39.54 on September 23, 2020. Upon settlement of the ASR, the final number of shares repurchased will be determined based on the average of the daily volume weighted average share prices of our common stock, less a discount, during the term of the accelerated share repurchase program. We expect the ASR to be completed in the fourth quarter of 2020. The Company determined the ASR contained a forward contract and therefore the Company recorded fair value adjustments on unsettled accelerated share repurchase agreement in the three months ended September 30, 2020.

We made the following purchases of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
July 1, 2020 to July 31, 2020	—	N/A	—	154,998
August 1, 2020 to August 31, 2020	75,000	$40.00	75,000	151,998
September 1, 2020 to September 30, 2020	505,817	$39.54	505,817	131,998
Total	580,817		580,817

(1) All shares repurchased by us during the three months ended September 30, 2020 were repurchased pursuant to the Share Repurchase Program, described above.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
10.1	(1) †+	Consulting Agreement between the Registrant and Adrian J. Hepner, M.D., Ph.D. dated July 31, 2020
31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1) Filed herewith.

†Management contract or compensatory plan or arrangement.

+ Certain portions of the exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the Registrant if publicly disclosed.
**The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Eagle Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date hereof), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

EAGLE PHARMACEUTICALS, INC.

DATED: November 2, 2020	By:	/s/ Scott Tarriff
Scott Tarriff
(On behalf of the Registrant and as Chief Executive Officer as Principal Executive Officer)

DATED: November 2, 2020	By:	/s/ Brian J. Cahill
Brian J. Cahill
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)