Form 10-K
period 2020-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2021-03-05
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $514,326,120 computed by reference to the last reported sale price of $55.68 per share as reported by The Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of February 25, 2021 was 13,217,284 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for our 2021 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Eagle Pharmaceuticals, Inc.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

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
•the initiation, timing, design, progress and results of our preclinical studies and clinical trials, and our research and development program;
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
•the rate and degree of market acceptance of our products;
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
•our expectations regarding our abbreviated new drug application, or ANDA, and the related complete response letter for for vasopressin; and
•our expectations regarding our fulvestrant (EA-114) product candidate; next step is to submit formal protocol for clinical study.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, assumptions and other factors described under the “Risk Factors” section and elsewhere in this Annual Report, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

This Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

NOTE REGARDING COMPANY REFERENCES

References to the “Company,” “Eagle Pharmaceuticals,” “Eagle,” “we,” “us” or “our” mean Eagle Pharmaceuticals, Inc., a Delaware corporation, together with its subsidiaries. References to “Eagle Biologics” mean Eagle Biologics, Inc. and references to “Eagle Research Labs” means Eagle Research Labs Limited.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols.

SUMMARY RISK FACTORS
Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors set forth under the caption “Risk Factors” in Item 1A in Part I of this Annual Report on Form 10-K. Some of the more significant risks include the following:
a.The COVID-19 pandemic could adversely impact our business, including the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.
b.We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
c.Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
d.Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
e.Current and future legislation and regulations may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain for our products.
f.If we cannot sustain profitability, our business, prospects, operating results and financial condition would be materially harmed.
g.If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs.
h.We may sell additional equity or incur debt to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.
i.We cannot give any assurance that we will receive regulatory approval for our product candidates, which is necessary before they can be commercialized.
j.If we are unable to differentiate our products or product candidates from branded reference drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the ability to successfully commercialize our product candidates would be adversely affected.
k.Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.
l.Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence product sales. We may also find it difficult to enroll patients in our clinical trials, which could delay or prevent development of our product candidates.
m.An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidates.
n.Our commercial success depends upon attaining significant market acceptance of our products and product candidates, if approved, among physicians, nurses, pharmacists, patients and the medical community.
o.A substantial portion of our total revenues is derived from sales of a limited number of products.
p.We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
q.We rely on limited sources of supply for our products and product candidates, and any disruption in the chain of supply may impact production and sales of our products and cause delay in developing and commercializing our product candidates.
r.Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
s.We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
t.If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
u.Our drug development strategy relies heavily upon the 505(b)(2) regulatory pathway, which requires us to certify that we do not infringe upon third-party patents covering approved drugs. Such certifications typically result in third-party claims of intellectual property infringement, the defense of which will be costly and time consuming, and an unfavorable outcome in any litigation may prevent or delay our development and commercialization efforts which would harm our business.
v.Our stock price may continue to fluctuate significantly.
w.There is no assurance that our share repurchase program will result in repurchases of our common stock or enhance long term stockholder value.

Table of Contents

EAGLE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2020

PART I
Item 1. Business
Company Overview
Organization
We are a pharmaceutical company registered at and with principal offices at 50 Tice Boulevard, Suite 315, Woodcliff Lake, New Jersey 07677. We also have a research and development facility in Cambridge, Massachusetts.

Business
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

Our science-based business model has a proven track record with the U.S. Food and Drug Administration, or FDA, with approval and commercial launches of three products: Ryanodex (dantrolene sodium), or Ryanodex, bendamustine ready-to-dilute, or RTD, 500ml solution, or Belrapzo, and rapidly infused bendamustine RTD, or Bendeka. We market our products through marketing partners and/or our internal direct sales force. We market Ryanodex and Belrapzo, and Teva Pharmaceutical Industries Ltd., or Teva, markets Bendeka through its subsidiary, Cephalon, Inc., or Cephalon. Reflecting further expansion of our oncology portfolio, in February 2020, we received final FDA approval for Pemfexy, a branded alternative to Alimta for metastatic non-squamous non-small cell lung cancer and malignant pleural mesothelioma. We expect to launch Pemfexy in early 2022.

With several pipeline projects underway and the potential for up to five product launches over the next several years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file, first-to-market or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including Alzheimer’s disease, traumatic brain injury/concussion, nerve agent exposure and acute radiation syndrome. In addition, our clinical development program includes a strategic partnership with Tyme Technologies, Inc., or Tyme, for Tyme’s product candidate for the treatment of patients with pancreatic or other advanced cancers, SM-88, as well as investigations of compounds such as EA-114 (our fulvestrant product candidate) for patients with HR-positive advanced breast cancer. Other products in development include Vasopressin, our first-to-file Abbreviated New Drug Application, or ANDA, that references Endo International plc’s Vasostrict indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines; and EA-111, a new chemical entity and next-generation ryanodine receptor antagonist, in an intramuscular formulation that that would allow for easier and more rapid administration in emergency situations (military and civilian).
Recent Developments
Vasopressin - FDA
On February 2, 2021, we announced that the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, for our ANDA for vasopressin. Eagle has now had two conversations with FDA regarding the CRL and expects to have an additional meeting with FDA in the near-term. Importantly, Eagle has completed an extensive amount of developmental work and continues to do so for its first-to-file polypeptide, where brand sales of the product are over $700 million annually. In its communication with the Company, FDA restated that it has prioritized Eagle's ANDA, and that the ANDA has also been flagged as a COVID-19 priority by FDA. Eagle believes it can fully respond to the questions raised. There is one additional short duration study that will need to be completed and analyzed. The study will be run either in mid-February or mid-March. Based on similar studies previously run on the Company's vasopressin product, Eagle expects the results will be satisfactory. In addition, the Company expects it will have 180 days of exclusivity for vasopressin.

Vasopressin - Patent litigation
On February 2, 2021, we also announced that our ongoing patent suit with Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC, or together, Par, is now scheduled to begin on July 7, 2021. Eagle remains confident about this litigation given that Par's asserted patents claim a formulation with a pH of 3.7-3.9 and Eagle's proposed ANDA product specifies a pH outside of that range. The Company is confident that its ANDA will be approved in a reasonable timeframe.

Executive Officer Transitions
Chief Medical Officer
Effective July 31, 2020, Adrian J. Hepner, M.D., Ph.D. resigned as our Executive Vice President and Chief Medical Officer. On July 31, 2020, we entered into a consulting agreement with Dr. Hepner, or the Consulting Agreement. Pursuant to the Consulting Agreement, Dr. Hepner will provide consulting services to us until July 31, 2021, unless earlier terminated, or the Consulting Period. In consideration of Dr. Hepner’s provision of consulting services, we have agreed to pay Dr. Hepner (i) a weekly retainer of $8,000 for 20 hours of services each week for the first six months of the Consulting Period and (ii) a weekly retainer of $4,000 for 10 hours of services each week for the remaining six months of the Consulting Period. We will also continue to pay the employer portion of Dr. Hepner’s COBRA medical continuation benefits until January 31, 2022.

On October 29, 2020, Judith Ng-Cashin, M.D. was appointed as our Chief Medical Officer.

Chief Financial Officer
As of October 29, 2020, Pete Meyers ceased to serve as our Chief Financial Officer. In connection with his departure, Mr. Meyers received the severance compensation provided for under our previously disclosed Amended and Restated Severance Benefit Plan and Mr. Meyers’ participation agreement thereunder, for a non-change in control covered termination.

On October 29, 2020, Brian Cahill was appointed as our Chief Financial Officer. Mr. Cahill has served as our Vice President of Finance since January 2018 and previously served as our Corporate Controller from October 2016 to December 2017. On December 18, 2020, in connection with his new role, the compensation committee of our board of directors approved an annual base salary for Mr. Cahill of $380,000 effective as of October 29, 2020 and a target annual bonus for fiscal year 2021 set at 60% of his base salary, with the amount of his bonus to be determined by the compensation committee based on our achievement of our annual corporate objectives established by the compensation committee. The compensation committee also approved equity grants to Mr. Cahill of 5,000 restricted stock units and 10,000 stock options.

Change in Independent Registered Public Accounting Firm
On September 25, 2020, the Audit Committee of the Board of Directors approved the engagement of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2020, and dismissed BDO USA, LLP, as our current independent registered public accounting firm.

Complete Response Letter for NDA for Ryanodex
On August 7, 2020, we received a Complete Response Letter for its NDA for Ryanodex for the treatment of exertional heat stroke, or EHS; we decided that we will no longer pursue this indication in order to direct our resources to other product candidates.

Other 2020 Events
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

Pemfexy Billing Code
On July 9, 2020, we announced that the Centers for Medicare & Medicaid Services, or CMS, had established a unique, product-specific billing code for Pemfexy. The new Healthcare Common Procedure Coding System, or J-code, became effective on October 1, 2020.

We expect that the new HCPCS code will provide coding clarity to outpatient facilities and physicians who administer Pemfexy, facilitating access for patients and reimbursement from Medicare, Medicaid and commercial insurance.

Share Repurchase Program
On March 17, 2020, we announced that our Board approved a share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of our outstanding common stock. The Share Repurchase Program replaces our existing share repurchase program, or the Previous Share Repurchase Program, which was announced on October 30, 2018 and was terminated in connection with the Board’s approval of the Share Repurchase Program. At termination, we had repurchased approximately $68.0 million of our outstanding common stock under the Previous Share Repurchase Program.

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

On September 23, 2020, the Company's Board of Directors approved a $25.0 million accelerated share repurchase (“ASR”) transaction with JPMorgan Chase Bank, National Association (“JP Morgan”) as part of the Company’s existing $160.0 million share repurchase program. The specific number of shares to be repurchased pursuant to the ASR was based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR program. Under the terms of the Company's agreement with JP Morgan, the Company paid $25.0 million to JP Morgan on September 24, 2020, and received 550,623 shares, representing the notional amount of the ASR, based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR, which was $45.40. The ASR was completed in the fourth quarter of 2020.

As of December 31, 2020, we have repurchased an aggregate of 3,682,176 shares of common stock for an aggregate of $206.9 million pursuant to our share repurchase programs in effect since August 2016.

COVID-19 Business Update
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s daily communication to address employee and business concerns and providing frequent updates to the Board. We anticipate that the COVID-19 pandemic may have an impact on the clinical development timeline for EA-114. We anticipate that the COVID-19 pandemic will continue to delay our supply chain and marketing and sales efforts for certain of its products, including Bendeka, although it is not currently expected that any disruption would be material. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. In addition, the COVID-19 pandemic has delayed the timing of ongoing litigation, including the litigation with Par Pharmaceutical, Inc. and its affiliated entities with respect to Vasopressin, and we anticipate that such delays will continue for the duration of the pandemic. While we have experienced variable financial impacts to date, the ongoing COVID-19 pandemic, including the global economic slowdown, government measures taken in response thereto, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic, could materially adversely affect our business, financial condition, results of operations and growth prospects. We continue to closely monitor the COVID-19 pandemic as we evaluate and evolve our business plans and response strategy. The impact of the COVID-19 pandemic on our business and financial condition is more fully described below in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties.

We have built an internal commercial team consisting of 46 direct sales representatives, support staff and management who are a part of our independent commercial organization.

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

Because our products are differentiated from the branded reference drugs, we believe we are able to avoid infringing existing patents covering the branded reference drug allowing us to enter the existing market before applicable generic drugs, which may be subject to protracted patent litigation that delays market entry. Protracted litigation is a significant barrier to entry for competitors seeking approval of an ANDA referencing the branded reference product, and our early entry into the market leads to less price erosion due to constrained competition. Our patent holdings include over 30 owned or exclusively-licensed U.S. issued patents and over 10 filed U.S. patent applications, as well as several patents and patent applications that have been filed in various worldwide territories, that we believe protect or will protect, as applicable the market value of our current portfolio of products. We believe that other potential barriers to entry for our competitors consist of the following:

•our early entry into the market allows us to influence usage patterns when fewer, if any, competitors exist and allows us to market our products as improved versions of the branded reference drug prior to or concurrent with any generic entry, thereby giving us the opportunity to capture significant market share at this early stage. We believe that such early entry into the market will limit later conversions into generic versions of the branded reference drugs, allowing us to maintain market share and favorable pricing;
•the potential for seven years of exclusivity upon approval of a 505(b)(2) NDA that receives orphan drug status; and
•the potential for three years of regulatory exclusivity for our future product candidates upon approval, if any, of a 505(b)(2) NDA supported by new clinical investigations (other than bioequivalence and bioavailability studies) essential to approval of the application.

Our product portfolio is focused around our external partnerships (e.g., Symbio and Tyme); our Pemetrexed project, with an expected launch in 2022; our Ryanodex related development projects; our vasopressin ANDA that is currently being litigated; and our Fulvestrant project that is expected to yield a new approach to drug delivery.

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

•improved safety through elimination of reconstitution in the pharmacy or in the acute care setting;
•reduction in the number of injections required;
•reduction in the volume of drug needed to be injected, potentially expanding the application to additional medical situations;
•reduction in the amount of diluent required to administer the drug;
•reduction in drug waste;
•reduction in drug infusion time; and
•potential label expansion to include additional indications.

Our Strategy

Our goal is to be a leading specialty pharmaceutical company. Our strategy to achieve this goal includes:

Strengthen our product portfolio. We intend to continue to strengthen our product portfolio with continued investment in research and development activities. We will continue to develop our current product portfolio and leverage our expertise to identify new products with suboptimal characteristics that present us with significant opportunity for revenue generation. In addition to our internal efforts, we will opportunistically in-license or acquire product candidates that fit our therapeutic areas of focus and meet our rigorous evaluation process.

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

EP-4104 Clinical Development and Regulatory Status

In May 2019, we announced positive results of our study to evaluate the neuroprotective effects of Ryanodex secondary to NA exposure, conducted with the United States Army Medical Research Institute of Chemical Defense, the nation's leading science and technology laboratory in the area of medical chemical countermeasures research and development. The study results showed a p-value of 0.04 or less compared to the control group in six critical areas of the brain. We believe these results demonstrate the neuroprotective effects of Ryanodex. It has been hypothesized that nerve agent poisoning triggers intracellular calcium release in the body. The study data supports the proposed mechanism of action of Ryanodex, which modulates intracellular calcium in different organs including the brain.

On December 16, 2019, we announced that the FDA has granted orphan drug designation (ODD) for Ryanodex®(dantrolene sodium) for the treatment of organophosphate exposure. On August 8, 2020, we submitted a Special Protocol Assessment, or SPA, to the FDA for Ryanodex for the treatment of brain damage secondary to nerve agent exposure. We are initiating dose ranging studies in another animal model using IV administration with arm using an intermuscular formulation of EA-111. We expect the preliminary results from these studies will allow us to update our SPA with the FDA. If approved, Ryanodex would represent the first product available for this indication.

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

Currently-Marketed Pemetrexed Product

The branded form of a pemetrexed product is marketed by Eli Lilly and Company ("Lilly") as Alimta. Alimta is approved for use to treat non-small cell lung cancer and mesothelioma. Alimta's lyophilized formulation utilizes pemetrexed disodium. The product presentations for Alimta are 100mg and 500mg single use vials containing lyophilized power that must be reconstituted before patient administration. Once mixed, Alimta must be used within 24 hours due to product stability concerns. According to Lilly, worldwide sales of Alimta for the 2020 calendar year were approximately $2.3 billion.

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

EP-5101 (PEMFEXY™) Development and Regulatory Status

We submitted an NDA for EP-5101 on December 30, 2016 for use in non-small cell lung cancer and mesothelioma. On October 27, 2017, we were granted tentative approval for EP-5101 by the FDA. On December 13, 2019, we reached a settlement agreement with Lilly related to Pemfexy. The agreement provides for a release of all claims by the parties and allows for an initial entry of Pemfexy into the market on February 1, 2022 and a subsequent uncapped entry on April 1, 2022. On February 10, 2020, we received final approval from the FDA for Pemfexy. We expect to launch Pemfexy in early 2022

EGL-5385-C-1701 (fulvestrant) for Breast Cancer

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

Eagle’s Solution: EGL-5385-C-1701
On August 5, 2019, we announced a clinical development plan to support the submission of a NDA for our fulvestrant formulation. Our original formulation of fulvestrant was studied in a clinical trial conducted in 2018 in healthy post-menopausal women. A detailed review of the study data led to the hypothesis that the unique properties of our formulation would potentially allow for greater inhibition of estrogen receptors. Based on this hypothesis, we completed additional work designed to further enhance our proprietary drug formulation. We met with the FDA and mutually agreed to a clinical program that could provide an efficient approval pathway for our fulvestrant formulation. The main goal of the clinical research program is to determine if the unique properties of our fulvestrant formulation will result in greater inhibition of estrogen receptors, potentially leading to improved efficacy outcomes, including lower disease progression rates, compared to current treatment options.
On December 9, 2019, we announced that we had commenced dosing in a pilot clinical study to assess the unique characteristics of our fulvestrant product candidate, which has the potential to enhance estrogen receptorER, inhibition and improve patient outcomes.

Additional Products in our Portfolio

Vasopressin
Vasopressin injection is indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines. We filed an ANDA in April 2018 for a generic version of VASOSTRICT® (vasopressin IV solution (infusion), which variously covers either vasopressin-containing pharmaceutical compositions or methods of using a vasopressin-containing dosage form to increase blood pressure in humans. On February 2, 2021, we announced that the FDA had issued a CRL for our ANDA for vasopressin. We have had conversations with FDA regarding the CRL, pursuant to which FDA restated that it has prioritized our ANDA, and that the ANDA has is also been flagged as a COVID-19 priority by FDA. We believe we can fully respond to the questions raised. There is one additional short duration study that will need to be completed and analyzed. The study will be run either in mid-February or mid-March. Based on similar studies previously run on our vasopressin product, we expect the results will be satisfactory. In addition, we expects we will have 180 days of exclusivity.

In May 2018, the NDA owner filed a lawsuit against us within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In August 2018, we filed an answer and a counterclaim for non-infringement and invalidity of asserted patents, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against us, and the Court entered an Order reflecting that dismissal on December 27, 2019. The trial is scheduled to begin on July 7, 2021.

Other Opportunities
We are pursuing several additional potential products and product indications that address broad indications such as oncology, emergency medicine, infectious diseases and others. We intend to use our novel and well-developed methods to identify ideal development candidates and to commercialize improved formulations of widely prescribed therapeutics.
In addition to our internal efforts, in January 2016 we entered into an agreement with the United States Army Medical Research Institute of Chemical Defense, or AMRI, to jointly develop and manufacture several select and complex parenteral drug products for registration and subsequent commercialization in the United States.
Under the terms of the agreement, AMRI will develop and initially provide cGMP manufacturing and analytical support for the registration of the new product candidates. We will be responsible for advancing the product candidates through clinical trials and regulatory submissions.

Sales and Marketing

Other than products subject to existing commercialization arrangements, we commercialize our product portfolio in the United States with our commercial organization. Ryanodex and Belrapzo are marketed by our internal commercial team consisting of 46 direct sales representatives, support staff and management.

Major Customer

We are dependent on our commercial partner, Teva, to market and sell Bendeka. As a result, our future revenues are highly dependent on our collaboration and distribution arrangement with Teva.

Teva markets Bendeka through the Cephalon License. Pursuant to that license agreement, Teva pays us a royalty based on net sales of the product and also purchases the product from us. A disruption in this arrangement caused by, among other things, a supply disruption, loss of exclusivity or the launch of a superior product would have a material adverse effect on our financial position, results of operations and cash flows.

The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2020	2019	2018
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	67%	77%	75%
Other	33%	23%	25%
	100%	100%	100%

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

Under the terms of this Agreement no further milestone payments are due to Robert One. We are required to make royalty payments based on gross profits of sales of the Robert One 2009 Subject Product by us and our affiliates in the Territory (i) at 25% for pemetrexed parental formulation (ii) at 50% for Robert One 2009 Subject Products other than pemetrexed that achieve regulatory approval and are commercialized on the basis of a 505(b)(2) application (provided that we are entitled to recoup all of our expenses related to the development of a product commercialized under a 505(b)(2) application prior to splitting the profits we receive from such product), and (iii) at 30% with respect to Robert One 2009 Subject Products other than pemetrexed that are commercialized on the basis of an ANDA application. Our royalty obligations continue on a product-by-product basis until the later of ten years after the first commercial sale of each Robert One 2009 Subject Product and the expiration of the last valid claim covering such Robert One 2009 Subject Product, subject to certain reductions in the event that there is no valid patent claim covering the manufacture, use, import or sale of such Robert One 2009 Subject Product in a country in the territory.

Cephalon License Agreement

On February 13, 2015, we submitted an NDA to the FDA for Bendeka which was approved by the FDA on December 8, 2015. Also, on February 13, 2015, we entered into the Cephalon License with Cephalon, for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. Subsequently, with our consent , Cephalon assigned to Teva Pharmaceuticals International GmbH, orTPIG, all of Cephalon’s rights and obligations under the Cephalon License. Accordingly, all references to “Cephalon” or to the “Cephalon License” and the related supply agreements for Bendeka should be read and construed as references to TPIG and to the license agreement and supply agreements for Bendeka to which we and TPIG are now parties. Pursuant to the terms of the Cephalon License, Cephalon is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, we received an upfront cash payment of $30 million, a $15 million milestone payment in January 2016 in connection with the FDA approval of Bendeka in December 2015, a $40 million milestone in the fourth quarter of 2016 in connection with the receipt of the J-Code for Bendeka and in the first quarter of 2017, Bendeka reached $500 million in cumulative net sales, triggering an additional $25 million sales-based milestone payment. In addition, the royalty payments of 20% of net sales of the product that we were entitled to receive increased to 25% on receipt of the J-Code. In connection with the Cephalon License, hawse have entered into a supply agreement with Cephalon, pursuant to which we are responsible for supplying product to Cephalon.

On April 13, 2019, we and Teva entered into an amendment to the Cephalon License, amending the terms of the License Agreement to increase the U.S. royalty paid to us and re-allocate certain litigation expenses. Pursuant to the Amendment, beginning on October 1, 2019,our royalty payment increased from 25% to 30% of Bendeka net United States sales. The royalty rate increased by one percentage point on October 1, 2020, and will continue to increase by one percentage point on each anniversary of October 1, 2019 until it reaches 32%, and it will remain at 32% thereafter. The Amendment also extends the U.S. royalty term for Bendeka until it is no longer sold in the United States. The previous royalty term was set to expire in 2025. The extended term coincides with the bendamustine patents with expiries through 2033. Pursuant to the amendment, we will continue to be responsible for the manufacture of Bendeka for the U.S. market for so long as it is sold in the United States. Pursuant to the amendment, we have also agreed to assume a portion of Bendeka-related patent litigation expenses.

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

SymBio Product Collaboration and License Agreement

On September 20, 2017, we entered into the SymBio License with SymBio for the rights to develop and commercialize EP-3101 and Bendeka, or collectively, the Products, in Japan. Under the SymBio License, SymBio is responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan. SymBio will bear all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, we would share 50% of the out-

of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. Based on our assessment of the probability of additional costs, we have not deferred revenue on the SymBio License. SymBio will also be responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

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

Under the SymBio License, we earned an upfront non-refundable cash payment of $12.5 million in the third quarter of 2017 and a $5.0 million milestone payment in the third quarter of 2020 when SymBio, received regulatory approval for TREAKISYM from the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan. We are eligible to receive a milestone payment upon achievement of certain cumulative net sales of the Products in Japan. We will also receive tiered, low double-digit royalties on net sales of the Products in Japan for so long as there are patents covering the Products in Japan or regulatory exclusivity for the Products in Japan. Potential payments to Eagle could reach $10 to $25 million per year in royalties and milestones.

On September 23, 2020, we announced that SymBio had received approval for Treakisym RTD liquid formulation in Japan. The approval covered all indications for which TREAKISYM is currently approved (low-grade non-Hodgkin’s lymphoma, mantle cell lymphoma, and chronic lymphocytic leukemia). Approval for the additional indication of relapsed-refractory diffuse large B cell lymphoma currently under review by the PMDA, which could create another large market opportunity beyond the current indications. SymBio expects to launch the Treakisym RTD product in the first quarter of 2021, after obtaining marketing authorization.

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

FDA approval is required before any new unapproved drug biologic or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States generally involves:
•completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA's current good laboratory practice ("cGLP") regulations;
•submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing which must become effective before human clinical trials may begin in the United States;
•approval by an independent institutional review board ("IRB") at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices ("cGCP") to establish the safety and efficacy of the proposed drug product for each intended use;
•satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA's cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity;
•submission to the FDA of an NDA or BLA;
•satisfactory completion of a potential review by an FDA advisory committee, if applicable; and
•FDA review and approval of the NDA or BLA.

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

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA and its implementing regulations established uniform standards for certain "covered entities," which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, which are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, as well as their covered subcontractors, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which expanded certain of HIPAA's privacy and security standards. Among other things, HITECH makes HIPAA's security standards and certain privacy standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

Additionally, federal transparency laws, including the federal Physician Payments Sunshine Act created under Section 6002 of the ACA and its implementing regulations require that certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to CMS information related to "payments or other transfers of value" made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to the CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

By way of example, in March 2010, the ACA was passed, which significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry included, among others, the following:

•an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;
•new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products;
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level thereby potentially increasing manufacturers' Medicaid rebate liability;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•expansion of healthcare fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•a licensure framework for follow-on biologic products;
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•new requirements under the federal Physician Payments Sunshine Act for manufacturers to report information related to payments and other transfers of value made to physicians, as defined by such law, and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members; and,
•a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact ACA.

Other healthcare legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of subsequent legislation, including the BBA, will remain in effect through 2030, except for a temporary suspension from
May 1, 2020 through March 31, 2021 due to COVID-19, unless additional Congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any additional healthcare reform measures could further constrain our business and/or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product portfolio or additional pricing pressures. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Human Capital Management

As of December 31, 2020, we had a total of 106 employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees, advisors and consultants. In addition to competitive base salaries, the other competitive benefits that we provide to employees include equity and cash incentive plans, retirement benefits, and paid vacation. The principal purposes of these employee benefits are to attract, retain, reward and motivate our personnel and to provide long-term incentives that align the interests of employees with the interests of our stockholders.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, as well as our other public filings with the Securities and Exchange Commission. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this Annual Report on Form 10-K as well as general risks and uncertainties such as those relating to general economic conditions and demand in the market for our products.

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
In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has resulted in authorities implementing aggressive actions, and they may from time to time take additional actions, to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). In mid-March 2020, we implemented work-from-home policies which are still in place for the majority of our employees. Our work-from-home policies may negatively impact productivity or disrupt our business, the magnitude of which will continue to depend, in part, on the length of this continued remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. We expect to work from home in the near future and will closely follow the guidance from federal and state authorities, including the Centers for Disease Control and Prevention and the New Jersey Department of Health, in deciding when to transition back to working in our offices. The effects of government actions and our policies and those of third parties to reduce the spread and ameliorate the impact of COVID-19 may negatively impact productivity and our ability to market and sell our products, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy. These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

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

Quarantines, shelter-in-place, safer-at-home and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could be re-implemented or could continue to occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our products. In particular, some of our suppliers of certain materials used in the production of our drug products are located in regions that continue to be subject to COVID-19-related actions and policies that limit the conduct of normal business operations. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting commercial demand for our products in the United States or advancing development of our product candidates may become impaired. At this time, we consider our inventories on hand to be sufficient to meet our commercial requirements.

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
We have focused primarily on developing a broad product portfolio and currently have final regulatory approval for a limited number of products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. Although we had net income of $12.0 million for the year ended December 31, 2020, $14.3 million for the year ended December 31, 2019 and $31.9 million for the year ended December 31, 2018, we incurred significant net losses prior to 2015.
We have devoted most of our financial resources to product development and may not generate significant revenue from sales of our product candidates in the near-term, if ever. As of December 31, 2020, we commercialize the following main products, Ryanodex, Belrapzo and Bendeka.
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

In addition, attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize additional product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:
•significantly delay, scale back or discontinue the development or commercialization of our product candidates;
•seek corporate partners for our products and product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•relinquish or license on unfavorable terms, our rights to technologies or products, or to product candidates that we otherwise would seek to develop or commercialize ourselves; or
•significantly curtail, or cease, operations.

The occurrence of any of these factors could have a material adverse effect on our business, operating results and prospects.

We may sell additional equity or incur debt to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.
In order to raise additional funds to support our operations, we may sell additional equity or incur debt, which could adversely impact our stockholders, as well as our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness results in increased fixed payment obligations. In addition, the incurrence of indebtedness also results in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. On November 8, 2019, we entered into the Second Amended and Restated Credit Agreement, or the Revised Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which replaced our prior credit agreement. The terms and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40 million and an undrawn revolving credit facility of $110 million. The schedule of principal payments for the new term loan facility has been extended until November 8, 2022.

We may not have enough available cash or be able to raise additional funds on satisfactory terms, if at all, through equity or debt financings to repay our indebtedness at the time any such repayment is required (causing a default under such indebtedness), which could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations our business, cash flow, financial condition or results of operations our business, cash flow, financial condition or results of operations.

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
Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. For example, on August 7, 2020, we received a CRL for our NDA for Ryanodex for the treatment of EHS. We decided that we will no longer pursue this indication in order to direct our resources to other product candidates. In addition, on February 2, 2021, we announced that the FDA had issued a CRL for our ANDA for vasopressin. Although we believe that this submission addresses the Complete Response Letter received in July 2017. Although we believe that we can fully respond to the questions raised, we may receive another CRL, rather than approval, for this ANDA. Our planned development, approval and commercialization of any product candidates may fail to be completed in a timely manner or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies, which may cause lengthy delays and increased costs to our programs. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. If we do not obtain regulatory approval of new products or additional indications for existing products, or are significantly delayed or limited in doing so, our revenue growth will be adversely affected, we may experience surplus inventory, or our business may be materially harmed and we may need to significantly curtail operations.
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
We may experience delays in clinical trials of our product candidates. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including:
•inability to raise or delays in raising funding necessary to initiate or continue a trial;
•delays in obtaining regulatory approval to commence a trial;

•delays in reaching agreement with the FDA on final trial design;
•imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, or failure by such CROs to carry out the clinical trial at each site in accordance with the terms of our agreements with them;
•delays in obtaining required institutional review board, or IRB, approval at each site;
•difficulties or delays in having patients complete participation in a trial or return for post-treatment follow-up;
•clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment;

•delays related to the COVID-19 pandemic, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;
•time required to add new clinical sites; or
•delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.
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
In addition, identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates as well as completion of required follow-up periods. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics or to complete our clinical trials in a timely manner. Patient enrollment and completion of the trials is affected by factors including:
•severity of the disease under investigation;
•design of the trial protocol;
•size of the patient population;
•eligibility criteria for the trial in question;
•perceived risks and benefits of the product candidate under trial;
•proximity and availability of clinical trial sites for prospective patients;
•availability of competing therapies and clinical trials;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians; and
•ability to monitor patients adequately during and after treatment.
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

Further, if any of our products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution;
•the FDA may require implementation of a Risk Evaluation and Mitigation Strategy, or REMS;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•we may be required to change the way the product is administered or conduct additional clinical studies;
•we could be sued and held liable for harm caused to patients; or
•our reputation may suffer.
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
Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree that our changes to branded reference drugs or existing biologic drugs meet the criteria for our chosen regulatory pathway or foreign regulatory pathways;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective or comparable to its branded reference product for its proposed indication;
•the results of any clinical trials we conduct may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change significantly in a manner rendering our clinical data insufficient for approval.
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
We have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval. There can be no assurance that the FDA will ultimately approve any submitted NDA by us in a timely fashion. For example, in March of 2016 we received a CRL from the FDA with respect to our NDA for EP-6101, and we elected not to pursue the application further or seek to exploit EP-6101 for various reasons. On August 7, 2020, we received a CRL for our NDA for Ryanodex for the treatment of EHS, and we decided that we will no longer pursue this indication in order to direct our resources to other product candidates. In addition, on February 2, 2021, we announced that the FDA had issued a CRL for our ANDA for vasopressin.

Although we believe that we can fully respond to the questions raised in the CRL, we may receive another CRL, rather than approval, for this ANDA.
The failure to receive regulatory approvals for our product candidates could have a material adverse effect on our business, financial condition and operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.

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
Under the Hatch-Waxman Act, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner's receipt of notice triggers a one-time, automatic, 30-month stay of the FDA's ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in the favor of the paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. For example, we have been, and may in the future be, subject to litigation brought in connection with our filing of a 505(b)(2) NDA. In addition, a 505(b)(2) application will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the branded reference drug, which could be time-consuming and could substantially delay our achievement of regulatory approvals for such product candidates. The FDA may also reject our future 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which would require us to provide extensive data to establish safety and effectiveness of the drug for the proposed use and could cause delay and be considerably more expensive and time-consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.
Companies that produce branded reference drugs routinely bring litigation against abbreviated new drug application, or ANDA, or 505(b)(2) applicants that seek regulatory approval to manufacture and market generic and reformulated forms of their branded products. These companies often allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA or 505(b)(2) applicant. For example, we are currently involved in an ongoing patent case with Par related to our ANDA for vasopressin, which is scheduled for trial on July 7, 2021. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic or reformulated products.
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
If we or our products or product candidates or our manufacturing facilities fail to comply with applicable regulatory requirements, a regulatory agency may:
•issue warning letters or untitled letters asserting that we are in violation of the law;
•impose restrictions on the marketing or manufacturing of the product;
•seek an injunction or impose civil, criminal and/or administrative penalties, damages, assess monetary fines, require disgorgement, consider exclusion from participation in Medicare, Medicaid and other federal health care programs and require curtailment or restructuring of our operations;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve a pending application or supplements to an application submitted by us;
•seize product; or
•refuse to allow us to enter into government contracts.

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
Our business operations and activities may be directly, or indirectly, subject to various federal, state and local fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as current, proposed and future sales, marketing and education programs. In addition, we may be subject to patient data privacy and security regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business, as well as transparency requirements. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal health care program, such as the Medicare and Medicaid programs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit and impose penalties for, among other things, individuals or entities knowingly presenting, or causing to be presented, claims for payment or approval from the federal government including Medicare, Medicaid or certain other governmental health care programs that are false or fraudulent or knowingly making or causing to be made a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to health care matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain health care providers, health plans and health care clearinghouses, known as covered entities, as well as their respective business associates, independent contractors or agents of covered entities that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
•the federal Physician Payments Sunshine Act, created under Section 6002 of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services' Centers for Medicare & Medicare Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•federal government price reporting laws, changed by ACA to, among other things, increase the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and offer such rebates to additional populations, that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs and potentially limit our ability to offer certain marketplace discounts;
•the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and
•state law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving health care items or services reimbursed by any third party payors, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to health care providers; state laws that require drug manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to health care professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities), and drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.
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
Even if we obtain regulatory approval for our product candidates, our products and product candidates may not gain market acceptance among physicians, nurses, pharmacists, patients, the medical community or third party payors, which is critical to commercial success. Market acceptance of our products and any product candidate for which we receive approval depends on a number of factors, including:
•the timing of market introduction of the product candidate as well as competitive products;
•the clinical indications for which the product candidate is approved;

•the convenience and ease of administration to patients of the product candidate;
•the potential and perceived advantages of such product candidate over alternative treatments;
•the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•the availability of coverage and adequate reimbursement by third party payors and government authorities;
•relative convenience and ease of administration;
•any negative publicity related to our or our competitors' products that include the same active ingredient;
•the prevalence and severity of adverse side effects, including limitations or warnings contained in a product's FDA-approved labeling; and
•the effectiveness of sales and marketing efforts.
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
If we are unable to successfully conduct our sales and marketing capabilities or if our commercial partners do not adequately perform, the commercial opportunity for our products may be diminished.
We have a commercial organization to promote certain of our approved products in the United States. The cost of maintaining such an organization may exceed the benefits, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. In addition, we may not be successful in commercializing our products despite such commercial organization.
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
We derive a substantial portion of our revenue from royalties derived from the sales of one product: Bendeka. This product is sold by our partner Teva Pharmaceuticals. During the year ended December 31, 2020, Bendeka accounted for approximately 61% of our total revenue. The sale of our products can be significantly influenced by the efforts of our partners, which are out of our control, as well as market conditions and regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions or entry into the market for competing products, or as a result of regulatory actions related to our products or competing products, which could have a material impact on our results of operations and financial condition.

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
We may enter into agreements with third parties to market our products outside the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:
•different regulatory requirements for drug approvals in foreign countries;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires or public health issues or pandemics including the coronavirus.
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
We believe that our ability to successfully compete will depend on, among other things:
•the efficacy and safety of our products and product candidates, including as relative to marketed products and product candidates in development by third parties;
•the time it takes for our product candidates to complete clinical development and receive marketing approval;
•the ability to maintain a good relationship with regulatory authorities;
•the ability to commercialize and market any of our product candidates that receive regulatory approval;
•the price of our products, including in comparison to branded or generic competitors;
•whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•the ability to protect intellectual property rights related to our products and product candidates;
•the ability to manufacture on a cost-effective basis and sell commercial quantities of our products and product candidates that receive regulatory approval; and

•acceptance of any of our products and product candidates that receive regulatory approval by physicians and other health care providers.
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
We cannot predict whether our competitors or potential competitors, some of whom we collaborate with, may bring legal actions against us based on our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, claiming, among other things, infringement of their intellectual property rights, breach of contract or other legal theories. If we are forced to defend any such lawsuits, whether they are with or without merit or are ultimately determined in our favor, we may face costly litigation and diversion of technical and management personnel. These lawsuits could hinder our ability to enter the market early with our product candidates and thereby hinder our ability to influence usage patterns when fewer, if any, of our potential competitors have entered such market, which could adversely impact our potential revenue from such product candidates or negatively impact our ability to gain market acceptance and market share for our products. We are currently involved in various ongoing litigation matters, as discussed elsewhere in this Annual Report on Form 10-K.

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
Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Third party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs. In addition, in the United States, no uniform policy requirement for coverage and reimbursement for drug products exists among third party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that could require us to provide scientific, clinical and cost effectiveness support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability.

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
By way of example, in March 2010, the ACA was passed, which significantly changed health care financing by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Trump administration signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015 as well as other legislative amendments, including the BBA, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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

In 2015, we entered into the Cephalon License, with Cephalon (Teva) for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. Pursuant to the terms of the Cephalon License, as has been amended from time to time,
Teva is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies.

This strategic collaboration may not be scientifically or commercially successful due to a number of important factors, including the following:
•If we fail to maintain any regulatory approvals, or otherwise materially breach the agreement, we may not receive all anticipated royalty payments;
•Cephalon has significant discretion in determining the efforts and resources that it will apply to their strategic collaboration with us. The timing and amount of any cash payments, and royalties that we may receive under such agreements will depend on, among other things, the efforts, allocation of resources and the commercialization of our product by Cephalon under the Cephalon License;
•Cephalon currently markets a competitive bendamustine product, Treanda®, in the United States. In addition, it is possible that Cephalon may develop and commercialize, either alone or with others, or be acquired by a company that has, products that are similar to or competitive with the product candidates that they license from us;
•Cephalon may change the focus of their commercialization efforts or pursue higher-priority programs;
•Cephalon may terminate its strategic collaboration with us on short notice, which could make it difficult for us to attract new strategic collaborators or adversely affect how we are perceived in the scientific and financial communities;
•Cephalon has the right to maintain or defend our intellectual property rights licensed to them in their territories, and, although we may have the right to assume the maintenance and defense of our intellectual property rights if they do not, our ability to do so may be compromised by our strategic collaborators’ acts or omissions; and
•Cephalon may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements;
•If Cephalon fails to effectively commercialize our product, we may not be able to replace them with another collaborator, and,
•If our agreement with Cephalon terminates, we are required to pay them a portion of our future profits on the product.
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
On January 7, 2020, we and Tyme announced a strategic collaboration to advance oral SM-88 for the treatment of patients with cancer. If we are able to establish additional collaboration arrangements, any such collaborations, in addition to the collaboration with Tyme, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third party for development and commercialization of a product or product candidate, including Tyme, we can expect to relinquish some or all of the control over the future success of that product or product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

We may be subject to a number of additional risks associated with our collaborations with third parties, the occurrence of which could cause collaboration arrangements to fail. Conflicts may arise between us and our partners, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any such conflicts arise, a partner could act in its own self-interest, which may be adverse to our interests. Any such disagreement between us and a partner could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates and harm our business:
•reductions in the payment of royalties or other payments we believe are due pursuant to the applicable collaboration arrangement;
•actions taken by a partner inside or outside our collaboration which could negatively impact our rights or benefits under our collaboration; and
•unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities.

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
Even if we are able to obtain regulatory approvals for our product candidates, the success of those products is dependent upon market acceptance. Levels of market acceptance for our product candidates could be affected by several factors, including:
•the availability of alternative products from our competitors;
•the price of our products relative to those of our competitors;
•the timing of our market entry;
•the ability to market our products effectively at the retail level;
•the perception of patients and the healthcare community, including third-party payors, regarding the safety efficacy and benefits of our drug products compared to those of competing products; and
•the acceptance of our products by government and private formularies.

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
As of December 31, 2020, we had a total of 106 employees in the United States. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

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
The use of our product candidates in clinical trials (if any), and the sale of our products and any product candidates for which we obtain marketing approval, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products, other approved future products and our product candidates. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation;
•withdrawal of clinical study participants;
•costs due to related litigation;
•distraction of management's attention from our primary business;
•substantial monetary awards to patients or other claimants;
•the inability to commercialize our product candidates; and
•decreased demand for our products and our product candidates, if approved for commercial sale.
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
Patent protection on the active ingredients in our currently marketed products (Ryanodex, Bendeka, Argatroban and Non-Alcohol Docetaxel Injection) has expired, and there is therefore no composition of matter patent protection available for the active ingredient in such products. This is also the case with respect to our other product candidates. We have obtained, and continue to seek to obtain patent protection of other aspects of our products and our product candidates, including specific formulations, methods of use and processes, which may not be as effective as composition of matter coverage in preventing workarounds by competitors. As a result, generic products that do not infringe the claims of our issued patents covering formulations, methods of use and processes are, or may be, available while we are marketing our products. Competitors who obtain the requisite regulatory approval could be able to commercialize products with the same active ingredients as our product candidates so long as the competitors do not infringe any process, use or formulation patents that we have developed for our products, subject to any regulatory exclusivity we may be able to obtain for our products.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make compounds that are similar to our products or product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
•we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or have exclusively licensed may be held invalid or unenforceable as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business, financial condition and results of operations.
Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Ownership of Our Common Stock
Our stock price may continue to fluctuate significantly.
The trading price of our common stock has fluctuated significantly in the past and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
•any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that NDA;
•failure to successfully execute our commercialization strategy with respect to our approved products or any other approved product in the future;
•adverse results or delays in clinical trials, if any;
•significant lawsuits, including patent or stockholder litigation;
•inability to obtain additional funding;
•failure to successfully develop and commercialize our product candidates;
•changes in the structure of healthcare payment systems;
•changes in laws or regulations applicable to our product candidates;
•inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•unanticipated serious safety concerns related to the use of our products or any of our product candidates;
•adverse regulatory decisions;
•introduction of new products or technologies by our competitors;
•entry into new markets by our competitors;
•failure to meet or exceed product development or financial projections we provide to the public;
•failure to meet or exceed the estimates and projections of the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•additions or departures of key scientific or management personnel;
•changes in the market valuations of similar companies;
•sales of our common stock by us or our stockholders in the future;
•the trading volume of our common stock;

•changes in the collective short interest in our common stock; and
•additional repurchases of our common stock, if any, pursuant to our current share repurchase program.
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
In addition, the market price of our shares of common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;
•issuance of new or updated research or reports by securities analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•share price and volume fluctuations attributable to short interest positions and/or inconsistent trading volume levels of our shares;
•disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•announcement or expectation of additional debt or equity financing efforts;
•sales of our common stock by us, our insiders or our other stockholders;
•impacts of the COVID-19 pandemic, and
•general economic and market conditions.
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
As of December 31, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own a significant percentage of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
We have incurred significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we incur significant ongoing legal, accounting and other expenses.

For example, we are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. We have incurred and will continue to incur costs associated with the preparation in filing of these reports. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and Nasdaq have imposed various other requirements on public companies and we have incurred and will continue to incur costs associated with compliance with such requirements. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas such as "say on pay" and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.
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
As of February 25, 2021 we had 13,217,284 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

In addition, shares issued upon exercise of vested options are eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock..
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
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. On May 31, 2016, a federal securities class action suit was brought against us seeking compensatory damages in connection with, among other things, the CRL we received with respect to our NDA for EP-6101. Such lawsuit was dismissed with prejudice in August 2017, however, any similar litigation in the future, could result in substantial cost and a diversion of management's attention and resources, which could harm our business.
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
There is no assurance that our Share Repurchase Program will result in repurchases of our common stock or enhance long term stockholder value.
Repurchases of our common stock pursuant to our Share Repurchase Program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, any future repurchases would diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value.
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
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:
•authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•limiting the removal of directors by the stockholders;
•creating a classified board of directors;
•prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•eliminating the ability of stockholders to call a special meeting of stockholders; and
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.
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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

As of December 31, 2020 we conducted all of our commercial operations for Eagle Pharmaceuticals, Inc. at our 27,093 square foot leased office space located at 50 Tice Boulevard, Suite 315, Woodcliff Lake, NJ 07677. The lease will expire in June 2025.

As of December 31, 2020, we conducted all of our non-outsourced operations at a leased space located at 47 Moulton St. Cambridge, MA 02138. The lease will expire in April 2024.

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

Record Holders
As of February 25, 2021, we had 4 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price per share of our common stock on February 25, 2021 was $45.78.
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
The following graph shows a five year comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2015 in the common stock of Eagle Pharmaceuticals, Inc, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 5 year Cumulative Total Return
Assumes initial investment $100
December 31, 2020
Index Value
300
250
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Eagle Pharmaceuticals, Inc.
Nasdaq Composite
NASDAQ Biotechnology

Company / Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Eagle Pharmaceuticals, Inc	$100	$89	$60	$45	$68	$53
Nasdaq Composite	$100	$108	$138	$133	$179	$258
NASDAQ Biotechnology	$100	$78	$95	$86	$107	$134

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

Issuer Purchases of Equity Securities
Share Repurchase Program
On March 17, 2020, we announced that our Board approved a share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of the Company’s outstanding common stock. The Share Repurchase Program replaces the Previous Share Repurchase Program, which was announced on October 30, 2018 and was terminated in connection with the Board’s approval of the Share Repurchase Program. At termination, we had repurchased approximately $68.0 million of our outstanding common stock under the Previous Share Repurchase Program.

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

On September 23, 2020, the Company's Board of Directors approved a $25.0 million accelerated share repurchase (“ASR”) transaction with JPMorgan Chase Bank, National Association (“JP Morgan”) as part of the Company’s existing $160.0 million share repurchase program. The specific number of shares to be repurchased pursuant to the ASR is based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR program. Under the terms of the Company's agreement with JP Morgan, the Company paid $25.0 million to JP Morgan on September 24, 2020, and received 550,623 shares, representing the notional amount of the ASR, based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR, which was $45.40. The ASR was completed in the fourth quarter of 2020.

The following table provides information about purchases of our equity securities during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)(2)(3)(4)(5)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
October 1, 2020 to October 31, 2020	—	$—	—	131,998
November 1, 2020 to November 30, 2020	44,806	$45.40	44,806	126,998
December 1, 2020 to December 31, 2020	42,819	$46.71	42,819	124,997
Total	87,625	$46.04	87,625

(1) All shares repurchased by us during the three months ended December 31, 2020 were repurchased pursuant to the Share Repurchase Program, described above.

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
The statement of operations data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 and the balance sheet data as of December 31, 2020, 2019, 2018, 2017 and 2016, are derived from our audited consolidated financial statements. Our audited consolidated financial statements have been prepared in U.S. dollars in accordance with U.S. GAAP.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
Statement of Operations Data:	2020	2019	2018	2017	2016
	(in thousands except share and per share amounts)
Total revenue	$187,802	$195,892	$213,312	$236,707	$189,482
Cost of product sales	33,647	47,891	42,374	33,714	35,785
Cost of royalty revenue	11,818	13,006	19,542	23,472	19,521
Research and development	30,785	36,810	44,419	32,607	28,289
Selling, general and administrative	78,598	76,370	60,509	71,416	53,329
Income from operations	32,954	21,815	36,616	73,990	53,351
Income tax provision (benefit)	10,688	7,685	2,135	21,002	(28,026)
Net income attributable to common stockholders	11,989	14,313	31,903	51,943	81,453
Earnings per share- basic	$0.89	$1.04	$2.16	$3.44	$5.24
Earnings per share- diluted	$0.87	$1.01	$2.09	$3.27	$4.96
Weighted average common shares outstanding- basic	13,481,525	13,754,516	14,768,625	15,102,890	15,533,681
Weighted average common shares outstanding- diluted	13,771,393	14,138,733	15,278,651	15,908,211	16,434,104

	December 31,
Balance Sheet Data:	2020	2019	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$103,155	$109,775	$78,791	$114,657	$52,820
Accounts receivable	51,117	48,004	66,486	53,821	42,194
Total assets	253,190	254,554	238,603	270,060	214,320
Total current liabilities	38,085	38,823	39,686	47,302	40,965
Long-term debt, less current portion	25,135	33,557	38,155	42,905	—
Retained earnings (Accumulated deficit)	84,489	72,500	58,187	26,284	(25,659)
Total stockholders' equity	$186,011	$179,174	$160,762	$179,144	$151,226

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
With several pipeline projects underway and the potential for up to five or more product launches over the next several years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including Alzheimer’s disease, traumatic brain injury/concussion, nerve agent exposure and acute radiation syndrome. In addition, our clinical development program includes a strategic partnership with Tyme for SM-88, a product candidate for the treatment of patients with pancreatic or other advanced cancers, as well as investigations of compounds such as EA-114 and our Fulvestrant product candidate for patients with HR-positive advanced breast cancer. Other products in development include Vasopressin, our first-to-file Abbreviated New Drug Application, or ANDA, that references Endo International plc’s Vasostrict indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines; and EA-111, a new chemical entity and next-generation ryanodine receptor antagonist, in an intramuscular formulation that that would allow for easier and more rapid administration in emergency situations (military and civilian).

Recent Developments

Vasopressin - FDA
On February 2, 2021, we announced that the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, for our ANDA for vasopressin. Eagle has now had two conversations with FDA regarding the CRL and expects to have an additional meeting with FDA in the near-term. Importantly, Eagle has completed an extensive amount of developmental work and continues to do so for its first-to-file polypeptide, where brand sales of the product are over $700 million annually. In its communication with the Company, FDA restated that it has prioritized Eagle's ANDA, and that the ANDA has also been flagged as a COVID-19 priority by FDA. Eagle believes it can fully respond to the questions raised. There is one additional short duration study that will need to be completed and analyzed. The study will be run in mid-March. Based on similar studies previously run on our vasopressin product, we expect the results will be satisfactory. In addition, we expect we will have a 180 day period of exclusivity for Vasopressin.

Vasopressin - Patent litigation
On February 2, 2021, we also announced that our ongoing patent suit with Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC, or together, Par, is now scheduled to begin on July 7, 2021. Eagle remains confident about this litigation given that Par's asserted patents claim a formulation with a pH of 3.7-3.9 and Eagle's proposed ANDA product specifies a pH outside of that range. The Company is confident that its ANDA will be approved in a reasonable timeframe.

Complete Response Letter for NDA for Ryanodex
On August 7, 2020, we received a Complete Response Letter for our NDA for Ryanodex for the treatment of exertional heat stroke, or EHS; we decided that we will no longer pursue this indication in order to direct our resources to other product candidates.

Executive Officer Transitions
Chief Medical Officer
Effective July 31, 2020, Adrian J. Hepner, M.D., Ph.D. resigned as our Executive Vice President and Chief Medical Officer. On July 31, 2020, we entered into a consulting agreement with Dr. Hepner, or the Consulting Agreement. Pursuant to the

Consulting Agreement, Dr. Hepner will provide consulting services to us until July 31, 2021, unless earlier terminated, or the Consulting Period. In consideration of Dr. Hepner’s provision of consulting services, we have agreed to pay Dr. Hepner (i) a weekly retainer of $8,000 for 20 hours of services each week for the first six months of the Consulting Period and (ii) a weekly retainer of $4,000 for 10 hours of services each week for the remaining six months of the Consulting Period. We will also continue to pay the employer portion of Dr. Hepner’s COBRA medical continuation benefits until January 31, 2022.

On October 29, 2020, Judith Ng-Cashin, M.D. was appointed as our Chief Medical Officer.

Chief Financial Officer
As of October 29, 2020, Pete Meyers ceased to serve as our Chief Financial Officer. In connection with his departure, Mr. Meyers received the severance compensation provided for under our previously disclosed Amended and Restated Severance Benefit Plan and Mr. Meyers’ participation agreement thereunder, for a non-change in control covered termination.

On October 29, 2020, Brian Cahill was appointed as our Chief Financial Officer. Mr. Cahill has served as our Vice President of Finance since January 2018 and previously served as our Corporate Controller from October 2016 to December 2017. O
n December 18, 2020, in connection with his new role, the compensation committee of our board of directors approved an annual base salary for Mr. Cahill of $380,000 effective as of October 29, 2020 and a target annual bonus for fiscal year 2021 set at 60% of his base salary, with the amount of his bonus to be determined by the compensation committee based on our achievement of our annual corporate objectives established by the compensation committee. The compensation committee also approved equity grants to Mr. Cahill of 5,000 restricted stock units and 10,000 stock options.

Change in Independent Registered Public Accounting Firm
On September 25, 2020, the Audit Committee of the Board of Directors approved the engagement of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2020, and dismissed BDO USA, LLP, as our current independent registered public accounting firm.

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
Product Sales. Through December 31, 2020, we have recognized revenues from product sales of Bendeka, Argatroban, Ryanodex and Belrapzo. Sales of Bendeka were made to our commercial partner, Teva, while Argatroban was sold directly to our commercial partners, Chiesi USA, Inc. ("Chiesi") and Sandoz AG, or Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex and Belrapzo were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
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
License and Other Revenue. Our revenues may either be in the form of the recognition of deferred revenues upon milestone achievement for which cash has already been received or recognition of revenue upon milestone achievement for which the payment is reasonably assured to be received in the future.
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

Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740, “Income Taxes,” or ASC 740.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the years ended December 31, 2020, 2019 and 2018 reflect items such as the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation, changes in state filing positions partially offset by credits for research and development activity.

Results of Operations
Comparison of Years Ended December 31, 2020 and December 31, 2019

Revenues

	Year Ended December 31,		(Decrease)
	2020	2019
	(in thousands)
Product sales, net	$72,323	$73,989	$(1,666)
Royalty revenue	110,479	112,903	(2,424)
License and other revenue	5,000	9,000	(4,000)
Total revenue	$187,802	$195,892	$(8,090)

Product sales decreased $1.7 million in the year ended December 31, 2020, primarily driven by decreases in product sales of Bendeka of $15.7 million coupled with decreases in Belrapzo’s product sales of $2.1 million primarily due to volume decreases. In addition, the COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically have led to a reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. The decreased sales were partially offset by increases in product sales of Ryanodex of $15.2 million due to higher volume coupled with product sales of $0.9 million from the 2020 product launch of Treakisym.

Royalty revenue decreased $2.4 million in the year ended December 31, 2020 as a result of decreases in royalties on Teva's sales of Bendeka of $1.1 million and royalties on sales of Argatroban of $1.3 million.

Our license and other revenue decreased $4.0 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019. In 2019, we received an upfront cash payment of $9.0 million upon execution of an amendment to the Bendeka License Agreement, dated March 29, 2019 to terminate Teva’s obligation to pay future milestones and royalties on Bendeka sales outside of the U.S. In 2020, we received a $5.0 million milestone payment earned in the three months ended September 30, 2020 from SymBio upon regulatory approval of Treakisym ready-to-dilute (250 ml) liquid bendamustine formulation from the Pharmaceuticals and Medical Devices Agency in Japan.

Cost of Revenue

	Year Ended December 31,		(Decrease)
	2020	2019
	(in thousands)
Cost of product sales	$33,647	$47,891	$(14,244)
Cost of royalty revenue	11,818	13,006	(1,188)
Total cost of revenue	$45,465	$60,897	$(15,432)

Cost of product sales decreased $14.2 million in the year ended December 31, 2020, primarily as a result of decreased product sales of Belrapzo and Bendeka, partially offset by increased product sales of Ryanodex and the 2020 product launch of Treakisym.

Cost of royalty revenue decreased $1.2 million in the year ended December 31, 2020 primarily as a result of a decrease in royalty revenue on Teva’s sales of Bendeka.

Research and Development
The table below details our research and development expenses by significant project for the periods presented.

	Year Ended December 31,		Increase / (Decrease)
	2020	2019
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$6,802	$5,053	$1,749
Vasopressin	4,727	7,779	(3,052)
Ryanodex EHS “EP-4104”	1,972	$5,192	(3,220)
All other projects	4,586	$3,980	606
Salary and other personnel related	$12,698	$14,806	(2,108)
Research and development	$30,785	$36,810	$(6,025)

The decrease primarily resulted from a decrease in clinical study project spending for vasopressin and Ryanodex for EHS indication, and employee-related costs, primarily stock compensation expense. This decrease was partially offset by increased spend related to our EGL-5385-C-1701 (our fulvestrant formulation) initiative.

Selling, General and Administrative

	Year Ended December 31,		Increase
	2020	2019
	(in thousands)
Selling, general and administrative	$78,598	$76,370	$2,228

The increase is primarily related to $2.5 million of costs related to the collaboration with Tyme, coupled with $4.5 million increase in stock compensation. These increases were partially offset by travel and entertainment expense which decreased by $2.0 million primarily due to Covid-19 restrictions on travel coupled with a decrease in external legal fees related to ongoing litigation matters of $3.2 million.

Other (Expense) Income, net

	Year Ended December 31,		(Decrease) / Increase
	2020	2019
	(in thousands)
Interest income	$562	$2,169	$(1,607)
Interest expense	(2,577)	(2,686)	109
Other (expense) income	(8,262)	700	(8,962)
Total other (expense) income, net	$(10,277)	$183	$(10,460)

Interest income decreased primarily due to lower interest rates associated with money market funds as compared to the year ended December 31, 2019.

Interest expense decreased primarily due to lower total long-term debt outstanding due to recurring principal payments required by the Revised Credit Agreement.

Our other (expense) income, net increased $9.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase is related to fair value adjustments on equity investment in Tyme in the amount of $5.3 million and the related fair value adjustments related to the final settlement of the $25.0 million ASR transaction with JPMorgan as part of the Company’s Share Repurchase Program. The Company determined the ASR contained a forward contract and therefore the Company recorded fair value adjustments on the accelerated share repurchase agreement in the amount of $3.0 million in the year ended December 31, 2020. The increase in other expense is also related to our settlement agreement in December 2019 with Lilly for $0.7 million.

Provision for income taxes

	Year Ended December 31,
	2020	2019
	(in thousands)
Provision for income taxes	$10,688	$7,685
Effective tax rate	47%	35%

Our provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the year ended December 31, 2020 reflects the impact of a valuation allowance established on the deferred tax asset for an unrealized capital loss in our investment in Tyme, certain non-deductible executive compensation, non-deductible nature of the fair value adjustment of our ASR agreement and changes in state filing positions partially offset by credits for research and development activity. The effective tax rate for the year ended December 31, 2019 reflects the impact of certain non-deductible executive compensation partially offset by credits for research and development activity.

Net Income

Net income for the year ended December 31, 2020 was $12.0 million as compared to a net income of $14.3 million for the year ended December 31, 2019, as a result of the factors discussed above.

Comparison of Years Ended December 31, 2019 and December 31, 2018

	Year Ended December 31,		Increase / (Decrease)
	2019	2018
	(in thousands)
Product sales, net	$73,989	$70,385	$3,604
Royalty revenue	112,903	142,927	(30,024)
License and other revenue	9,000	—	9,000
Total revenue	$195,892	$213,312	$(17,420)

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

Research and Development

	Year Ended December 31,		(Decrease) / Increase
	2019	2018
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$5,053	$21,687	$(16,634)
Ryanodex EHS “EP-4104”	5,192	3,845	1,347
Vasopressin	7,779	1,029	6,750
All other projects	3,980	4,437	(457)
Salary and other personnel related	14,806	13,421	1,385
Total research and development	$36,810	$44,419	$(7,609)

The decrease primarily resulted from a decrease in project spending for EGL-5385-C-1701 (our fulvestrant formulation) relating to the clinical study which completed randomization of 600 subjects in the first half of 2018. This decrease was partially offset by increased spend related to our vasopressin injection ANDA filing and spending on the resubmitted NDA for Ryanodex® (dantrolene sodium for injectable suspension) for the treatment of EHS.

Selling, General and Administrative

	Year Ended December 31,
	2019	2018	Increase
	(in thousands)
Selling, general and administrative	$76,370	$60,509	$15,861

This increase is primarily related to an increase of $9.6 million in external legal fees related to ongoing litigation matters, increased compensation costs, including stock compensation expense, of $6.6 million and $0.6 million increase in professional fees. These increases were partially offset by a decrease of $0.9 million in sales and marketing direct costs.

Other income (expense), net

	Year Ended December 31,		Increase
	2019	2018
	(in thousands)
Interest income	$2,169	$158	$2,011
Interest expense	(2,686)	(2,736)	50
Other Income	700	—	700
Total other income, net	$183	$(2,578)	$2,761

Interest income increased $2.0 million primarily due to our short term investing initiatives with cash on hand throughout 2019 as compared to 2018.

Interest expense decreased primarily due to lower total long-term debt outstanding due to recurring principal payments required by the Revised Credit Agreement.

Other income represents an amount we received pursuant to a settlement agreement executed in December 2019 with Lilly related to the Company’s product, PEMFEXY™ (pemetrexed for injection), a branded alternative to ALIMTA®. The agreement provides for a release of all claims by the parties related to an antitrust complaint filed by the Company and an alleged patent infringement based on the filing of the Company’s 505(b)(2) NDA. The Settlement also allows for an initial entry of PEMFEXY™ into the market (equivalent to approximately a three week supply of current ALIMTA® utilization) on
February 1, 2022 and a subsequent uncapped entry on April 1, 2022.

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

Liquidity and Capital Resources
Our primary uses of cash are to fund working capital requirements, including repayment of debt, product development costs, operating expenses as well as repurchases of our common stock. Cash and cash equivalents were $103.2 million, and $109.8 million as of December 31, 2020 and December 31, 2019, respectively.
For the year ended December 31, 2020, we recorded net income of $12.0 million. As of December 31, 2020, we had a working capital surplus of $128.0 million. For the year ended December 31, 2019, we recorded net income of $14.3 million.
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

Operating Activities:
Net cash provided by operating activities for the year ended December 31, 2020 was $49.5 million. Net income for the same period was $12.0 million before non-cash adjustments of approximately $36.7 million from deferred income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, fair value adjustments on equity investment, fair value adjustments on ASR, and amortization of debt issuance costs and other items. Net changes in working capital decreased cash provided from operating activities by approximately $0.8 million, due to an increase in accounts receivable of $3.1 million, an increase in inventory of $1.5 million, a decrease in accrued expenses and other liabilities of $4.4 million, coupled with a decrease in prepaid expenses and other current assets of $11.4 million, and an increase in accounts payable of $0.8 million. The total amount of accounts receivable as of December 31, 2020 was approximately $51.1 million. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.
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

Investing Activities:

During the years ended December 31, 2020, 2019 and 2018, we invested $0.7 million, $0.8 million, and $0.1 million, respectively, for the purchase of property and equipment.

Net cash used in investing activities for the year December 31, 2020 primarily was $17.5 million related to our purchase of 10 million restricted shares of Tyme’s common stock.

Financing Activities:

Net cash used in financing activities for the year ended December 31, 2020 was $37.9 million, as a result of $5.0 million of principal payments for debt required by the Company’s Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, or the Revised Credit Agreement, $35.0 million in payments related to the repurchases of our common stock, $1.5 million of payments associated with employee withholding tax upon vesting of stock-based awards, partially offset by $3.7 million of proceeds from common stock exercises of employee stock options.

Net cash used in financing activities for the year ended December 31, 2019 was $24.2 million, primarily resulting from principal payments for debt required by the Revised Credit Agreement of $6.0 million and payments related to the repurchases of our common stock of $18.0 million.

Net cash used in financing activities for the year ended December 31, 2018 was $88.1 million, primarily resulting from a $15 million payment of contingent consideration in connection with our acquisition of Arsia Therapeutics, Inc. in 2018, $73.1 million in cash settlements on repurchases of common stock, $3.7 million payment of debt financing costs and a $4.9 million payment of employee withholding tax for net option exercises. This was offset by the issuance of common stock for stock option exercises of $8.6 million.

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

During the year ended December 31, 2020, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic, which impacts include a decrease in revenue from sales of Belrapzo resulting, in part, from a decrease in inventory stocking and utilization rates, as well as a decrease in research and development expenses partially resulting from preclinical program delays. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
•Day-to-Day Operations: Since mid-March 2020, our employees, including customer-facing employees, have been working remotely. The duration and extent of these restrictions are uncertain. We have developed plans to resume in-person work practices as we determine it to be safe to do so and pending relevant health authority guidance. We expect to incur additional expenses in 2021 related to the impact of the COVID-19 pandemic on our operations, including procurement of personal protective equipment for our employees and updates to our facilities to align with safety protocols.
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

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact our results of operations during the year ended December 31, 2020 and, it could have a material adverse impact on our financial condition and results of operations in the future.

Contractual Obligations

Our future material contractual obligations include the following (in thousands):

Obligation	Total	2021	2022	2023	2024	2025
Operating leases (1)	$5,720	$1,391	$1,423	$1,455	$1,038	$413
Credit facility	34,000	8,000	26,000	—	—	—
Purchase obligations (2)	68,644	68,644	—	—	—	—
Total obligations	$108,364	$78,035	$27,423	$1,455	$1,038	$413

(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on April 30, 2024. Rental expense was $1,323, $1,146, and $571, for the year ended December 31, 2020, 2019, and 2018, respectively. The remaining future lease payments under the operating leases, exclusive of any renewal option periods, are $5,720 as of December 31, 2020, payable monthly through June 30, 2025 and April 30, 2024.
(2) As of December 31, 2020, the Company has purchase obligations in the amount of $68,644 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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
Our significant accounting policies are more fully described in Note 2 to our financial statements included in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition described below are “critical accounting estimates.”
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

Components of Gross-to-Net (GTN) Estimates
Chargebacks: Chargebacks are discounts that occur when certain contracted customers, including group purchasing organizations (“GPOs”), public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase from the Company's distributors. The Company's distributors purchase product from us at invoice price, then resell the product to certain contracted customers on the basis of prices negotiated between us and the providers. The difference between the distributors’ purchase price and the typically lower certain contracted customers’ purchase price is refunded to the distributors through a chargeback credit. We record estimates for these chargebacks at the time of sale as deductions from gross revenues, with corresponding adjustments to our accounts receivable reserves and allowances.

Commercial and Medicaid Rebates: The Company contracts with government agencies or collectively, third-party payors, so that Belrapzo and Ryanodex will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company’s contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payer mix, and (iv) information obtained from the Company’s distributors.
The information that the Company also considers when establishing its rebate reserves are purchases by customers, projected annual sales for customers, actual rebates payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates. We do not provide incentives designed to increase shipments to our customers that we believe would result in out-of-the-ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information at its largest distributors for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Product Returns: The Company’s distributors have the right to return unopened unprescribed Belrapzo during certain time periods around the period beginning prior to the labeled expiration date and ending after the labeled expiration date. The Company estimates future product returns on sales of Belrapzo based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Belrapzo previously shipped and currently being shipped to distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
The Company's provision for product returns based on the factors noted above generally encompass a time range from 12 to 48 months after revenue is recognized. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates. The Company’s commercial returns policy and terms with certain customers also states that certain products are sold as non-returnable.

Wholesaler fees and other incentives: The Company generally provides invoice discounts on Belrapzo and Ryanodex sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors generally include a 2% discount for prompt payment which is generally defined in invoice terms as a range from 15 to 45 days, while the fees for distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, the Company expects its distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

Other GTN considerations
We may at our discretion provide price adjustments due to various competitive factors. There are circumstances under which we may not provide price adjustments to certain customers as a matter of business strategy, and consequently may lose future sales volume to competitors and risk a greater level of product returns.

As detailed above, we have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions we use for certain of these estimates are based on information received from third parties, such as wholesale customer inventories and market data, or other market factors beyond our control. The estimates that are most critical to the establishment of these reserves, and therefore, would have the largest impact if these estimates were not accurate, are estimates related to contract sales volumes, average contract pricing, customer inventories and return volumes. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates. With the exception of the product returns allowance, the ending balances of accounts receivable reserves and allowances generally are processed during a two-month to four-month period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash and cash equivalents of $103.2 million held primarily in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, however, due to the short-term duration of our money market mutual funds and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio.

Our exposure to interest rate risk also relates to our variable-rate indebtedness associated with our Revised Credit Agreement. As of December 31, 2020 and 2019, the aggregate principal amount of such variable-rate indebtedness was $34.0 million and $39.0 million, respectively. Borrowings under the Revised Credit Agreement may from time to time bear interest at variable rates, which rates are further described in Note 6. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report. As of December 31, 2020 and 2019, a hypothetical 1% increase in the applicable rate would not have a material effect on the incremental annual interest expense related to our variable-rate debt borrowings.

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

Item 8. Financial Statements and Supplementary Data
Our Financial Statements and Supplementary Data and the Reports of Independent Registered Public Accounting Firms appear beginning on page F-1 attached to this Annual Report on Form 10-K.

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

As of December 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2020. Management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented therein.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Eagle Pharmaceuticals, Inc. ("Eagle") has prepared, and is responsible for, Eagle's financial statements and related footnotes. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles. Eagle's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Eagle’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Eagle are being made only in accordance with authorizations of management and directors of Eagle; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Eagle's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Eagle's management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020 based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Ernst & Young, LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2020. This attestation report appears below.

/s/ Scott Tarriff
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brian Cahill
Chief Financial Officer (Principal Accounting and Financial Officer)

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eagle Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Pharmaceuticals’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eagle Pharmaceuticals (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the period year December 31, 2020 and the related notes and our report dated March 4, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
/s/ Ernst & Young, LLP
Stamford, Connecticut
March 4, 2021

Item 9B. Other information.

None.

PART III
We will file a definitive proxy statement for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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
4.2
Third Amended and Restated Investor Rights Agreement, dated April 11, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

4.3
Description of securities Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).

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

10.27	*
Product Collaboration and License Agreement, by and between the Registrant and SymBio Pharmaceuticals Limited, effective as of September 19, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 8, 2017)

10.28	†
Form of Restricted Stock Unit Grant Package (2014 Equity Incentive Plan) (incoporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-36306, filed February 26, 2018)

10.29	(1) †	Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan)
10.30	(1) † +	Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan)
10.31
Stock Purchase Agreement, dated as of November 10, 2016, by and among Eagle Pharmaceuticals, Inc., Arsia Therapeutics, LLC, Arsia Therapeutics, Inc., Amy Schulman, as the Seller Representative, and each person that executed a joinder to the Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2016) ), as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of February 8, 2018 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, SEC File No. 001-36306, filed with the Commission on February 14, 2018)

10.32
Fifth Amendment to Lease Agreement between the Registrant and CAPSTONE TICE BLVD LLC. dated as of August 8, 2019 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).

10.33
Fourth Amendment to Exclusive License Agreement, by and between the Registrant and Teva Pharmaceuticals International GmbH, dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2019).

10.34	+
Settlement Agreement, by and between the Registrant and Eli Lilly and Company, dated December 13, 2019 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).

10.35	+
Co-Promotion Agreement with Tyme Technologies, Inc., dated January 7, 2020 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).

10.36
Securities Purchase Agreement, between the Registrant and Tyme Technologies, Inc., dated January 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2020).

10.37	†
 Consulting Agreement between the Registrant and Adrian J. Hepner, M.D., Ph.D. dated July 31, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K, SEC File No. 001-36306, filed November 2, 2020).

21.1	(1)	List of subsidiaries of Eagle Pharmaceuticals, Inc.
23.1	(1)	Consent of Ernst & Young, LLP, an Independent Registered Public Accounting Firm
23.2	(1)	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm
24.1		Power of Attorney (incorporated by reference to this signature page of this Annual Report on Form 10-K)
31.1	(1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	(1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	(2)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		iXBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	iXBRL Taxonomy Extension Schema
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.DEF	iXBRL Taxonomy Extension Definition Linkbase
101.LAB	iXBRL Taxonomy Extension Labels Linkbase
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments
†Management contract or compensatory plan or arrangement.
*Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
+Certain portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K..
(1) Filed herewith.
(2) Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2021.

EAGLE PHARMACEUTICALS, INC.

By:	/s/ Scott Tarriff
Scott Tarriff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Tarriff and Brian Cahill, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ SCOTT TARRIFF Scott Tarriff	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021

/S/ BRIAN CAHILL Brian Cahill	Chief Financial Officer (Principal Accounting and Financial Officer)	March 4, 2021

/S/ MICHAEL GRAVES Michael Graves	Chairman of the Board of Directors	March 4, 2021

/S/ STEVEN RATOFF Steven Ratoff	Member of the Board of Directors	March 4, 2021

/S/ JENNIFER K. SIMPSON Jennifer K. Simpson	Member of the Board of Directors	March 4, 2021

/S/ ROBERT L. GLENNING Robert L. Glenning	Member of the Board of Directors	March 4, 2021

/S/ RICHARD A. EDLIN Richard A. Edlin	Member of the Board of Directors	March 4, 2021

INDEX TO FINANCIAL STATEMENTS OF
EAGLE PHARMACEUTICALS, INC.

APPENDIX A

Report of Independent Registered Public Accounting Firm – Ernst & Young, LLP

To the Shareholders and the Board of Directors of Eagle Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Eagle Pharmaceuticals, Inc. (the Company) as of December 31, 2020, the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the period ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” and our report dated March 4, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Revenue Recognition - Chargebacks
Description of the Matter
At December 31, 2020, the Company recorded an allowance for chargebacks totaling $2.3 million. As described in Note 2 of the consolidated financial statements, the Company recognizes revenues from product sales net of allowances for chargebacks. These allowances are recorded in the period when the related sales occur and are based on the estimated amounts to be claimed which are not known at the point of sale. Chargebacks are estimated based on assumptions about the third-party payors and contracted prices to be paid by those payors.

Given the estimation uncertainty involved, auditing the allowance for chargebacks was complex. A higher degree of auditor judgment was required to evaluate the mix of third-party payors and applicable contract prices assumed by management to determine the amount of the allowance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process for estimating its chargeback reserve, including controls over management’s review of significant assumptions used to calculate the estimates such as the mix of third-party payors and applicable contract prices.

To test the Company's estimated allowance for chargebacks, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the Company’s analyses and evaluating the assumptions described above. We compared the assumed payor mix used to calculate the estimate to actual historical data and compared the assumed contract prices to executed agreements with the applicable payors. We also analyzed the effect of reasonable changes in assumptions on the amounts recorded. We assessed the historical accuracy of management’s estimate and performed analytical procedures to assess the correlation of monthly sales to distributors and monthly chargeback claims. We tested credit memos issued subsequent to year-end for recording in the proper period.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2020.

Stamford, Connecticut
March 4, 2021

Report of Independent Registered Public Accounting Firm – BDO USA, LLP

Board of Directors and Stockholders
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Eagle Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Company's auditor from 2007 to 2020.

Woodbridge, New Jersey
March 2, 2020

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$103,155	$109,775
Accounts receivable, net	51,117	48,004
Inventories	8,075	6,566
Prepaid expenses and other current assets	3,718	15,104
Total current assets	166,065	179,449
Property and equipment, net	2,077	2,202
Intangible assets, net	12,917	15,583
Goodwill	39,743	39,743
Deferred tax asset, net	15,180	13,669
Other assets	17,208	3,908
Total assets	$253,190	$254,554
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,268	$5,462
Accrued expenses and other liabilities	23,817	28,361
Current portion of long-term debt	8,000	5,000
Total current liabilities	38,085	38,823

Other long-term liabilities	3,959	3,000
Long-term debt, less current portion	25,135	33,557
Total liabilities	67,179	75,380

Commitments and contingencies

Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,739,203 and 16,537,846 shares issued as of December 31, 2020 and 2019, respectively	17	17
Additional paid in capital	305,403	278,518
Retained earnings	84,489	72,500
Treasury stock, at cost, 3,682,176 and 2,907,687 shares as of December 31, 2020 and 2019, respectively	(203,898)	(171,861)
Total stockholders' equity	186,011	179,174
Total liabilities and stockholders' equity	$253,190	$254,554

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product sales, net	$72,323	$73,989	$70,385
Royalty revenue	110,479	112,903	142,927
License and other revenue	5,000	9,000	—
Total revenue	187,802	195,892	213,312
Operating expenses:
Cost of product sales	33,647	47,891	42,374
Cost of royalty revenue	11,818	13,006	19,542
Research and development	30,785	36,810	44,419
Selling, general and administrative	78,598	76,370	60,509
Restructuring charge	—	—	7,911
Asset impairment charge	—	—	2,704
Change in fair value of contingent consideration	—	—	(763)
Total operating expenses	154,848	174,077	176,696
Income from operations	32,954	21,815	36,616
Interest income	562	2,169	158
Interest expense	(2,577)	(2,686)	(2,736)
Other (expense) income	(8,262)	700	—
Total other (expense) income, net	(10,277)	183	(2,578)
Income before income tax provision	22,677	21,998	34,038
Income tax provision	10,688	7,685	2,135
Net income	$11,989	$14,313	$31,903
Earnings per share:
Basic	$0.89	$1.04	$2.16
Diluted	$0.87	$1.01	$2.09
Weighted average number of common shares outstanding:
Basic	13,481,525	13,754,516	14,768,625
Diluted	13,771,393	14,138,733	15,278,651

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2017	16,089	$16	$233,639	$(80,795)	$26,284	$179,144
Stock-based compensation expense	—	—	19,082	—	—	19,082
Issuance of common stock upon exercise of stock option grants	415	1	8,614	—	—	8,615
Payments for employee net option exercises	—	—	(4,877)	—	—	(4,877)
Common stock repurchases	—	—	—	(73,105)	—	(73,105)
Net income	—	—	—	—	31,903	31,903
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$58,187	$160,762
Stock-based compensation expense	—	—	21,998	—	—	21,998
Issuance of common stock upon exercise of stock option grants	34	—	260	—	—	260
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(198)	—	—	(198)
Common stock repurchases	—	—	—	(17,961)	—	(17,961)
Net income	—	—	—	—	14,313	14,313
Balance at December 31, 2019	16,538	$17	$278,518	$(171,861)	$72,500	$179,174
Stock-based compensation expense	—	—	24,756	—	—	24,756
Issuance of common stock upon exercise of stock option grants	149	—	3,654	—	—	3,654
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(1,525)	—	—	(1,525)
Issuance of common stock related to vesting of restricted stock	52	—	—	—	—	—
Common stock repurchases	—	—	—	(32,037)	—	(32,037)
Net income	—	—	—	—	11,989	11,989
Balance at December 31, 2020	16,739	$17	$305,403	$(203,898)	$84,489	$186,011

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$11,989	$14,313	$31,903
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,511)	152	(2,468)
Depreciation expense	872	972	1,155
Amortization expense of right-of-use assets	1,228	1,159	—
Amortization expense of intangible assets	2,666	2,520	2,515
Stock-based compensation expense	24,756	21,998	19,082
Change in fair value of contingent consideration	—	—	(763)
Fair value adjustments on equity investment	5,300	—	—
Amortization of debt issuance costs	419	480	376
Fair value adjustments on settled accelerated share repurchase agreement	2,962	—	—
Asset impairment charge	—	—	2,704
Non-cash restructuring charge	—	—	5,769
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(3,113)	18,481	(12,665)
Inventories	(1,509)	1,739	(5,556)
Prepaid expenses and other current assets	11,386	(4,841)	4,838
Other assets	(2,325)	(599)	(570)
Accounts payable	806	(4,455)	(2,064)
Accrued expenses and other liabilities	(4,429)	4,067	8,128
Net cash provided by operating activities	49,497	55,986	52,384
Cash flows from investing activities:
Purchase of property and equipment	(747)	(777)	(133)
Purchase of equity investment security	(17,500)	—	—
Net cash used in investing activities	(18,247)	(777)	(133)
Cash flows from financing activities:
Repurchases of common stock	(34,999)	(17,961)	(73,105)
Payment of contingent consideration	—	—	(15,000)
Proceeds from existing revolving credit facility	110,000	—	—
Repayment of existing revolving credit facility	(110,000)	—	—
Payment of debt	(5,000)	(6,000)	(3,750)
Payment of debt financing costs	—	(326)	—
Payment of employee withholding tax upon vesting of stock-based awards	(1,525)	(198)	—
Payments for employee net option exercises	—	—	(4,877)
Proceeds from common stock option exercises	3,654	260	8,615
Net cash used in financing activities	(37,870)	(24,225)	(88,117)
Net (decrease) increase in cash and cash equivalents	(6,620)	30,984	(35,866)
See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents at beginning of period	109,775	78,791	114,657
Cash and cash equivalents at end of period	$103,155	$109,775	$78,791

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$6,428	$6,673	$2,281
Interest	2,224	2,478	2,084
Right-of-use asset obtained in exchange for lease obligation - lease amendment	855	3,716	—

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Organization and Business
Eagle Pharmaceuticals, Inc. (the "Company", "Eagle", or "we") is an integrated pharmaceutical company focused on finding ways to help medicines do more for patients. Eagle and our collaborators have the capabilities to take a molecule from preclinical research through regulatory approval and into the marketplace, including development, manufacturing and commercialization. Our business model applies our scientific expertise, proprietary research-based insights and marketplace proficiency to identify challenging-to-treat diseases of the central nervous system or metabolic critical care therapeutic areas as well as in oncology. By focusing on patients' unmet needs, Eagle strives to provide healthcare professionals with urgently needed treatment solutions that are designed to improve patient care and outcomes and create near- and long-term value for our stakeholders, including patients and healthcare providers and our employees, marketing partners, collaborators and investors.
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
We view our operation and manage our business as one reporting segment because we have a single management team that reports to the Chief Executive Officer that comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company has one reportable segment.
Share Repurchase Program
As of December 31, 2020, the Company had repurchased an aggregate of 3,682,176 shares of common stock for an aggregate of $206.9 million pursuant to the Company’s share repurchase programs in effect since August 2016. Refer to Note 7. "Common Stock and Stock-Based Compensation" for further details.
Long-term Debt
On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017 (the "Amended Credit Agreement"). Refer to Note 6. "Debt" for further details.

Significant License and Collaboration Agreements - Refer to Note 9. "License and Collaboration Agreements" for further details.

SymBio License Agreement
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
(In thousands, except as indicated and share and per share amounts)

Bendeka

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

Ryanodex
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
(In thousands, except as indicated and share and per share amounts)
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

Fulvestrant
On October 30, 2018, the Company announced that the Company’s fulvestrant formulation has not met the primary pharmacokinetic endpoint evaluating the bioequivalence of the Company’s formulation compared to Faslodex in its open label, randomized, pharmacokinetic and safety study conducted in 600 healthy female volunteers across multiple U.S. sites.On May 7, 2019, the Company announced positive results of its study to evaluate the neuroprotective effects of Ryanodex secondary to nerve agent exposure, conducted with the United States Army Medical Research Institute of Chemical Defense.

Vasopressin
On April 16, 2018, the Company announced the FDA's acceptance of the Company's ANDA filing for vasopressin injection, 1ml. This product is the generic version of Endo International plc's original Vasostrict® formulation, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. On February 2, 2021, the Company announced that the FDA issued a complete response letter, or CRL, for the Company’s ANDA for vasopressin.

PEMFEXY
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

Tyme
On January 7, 2020, Tyme Technologies, Inc. and the Company announced a strategic collaboration to advance oral SM-88 for the treatment of patients with cancer. SM-88 is an investigational agent in two Phase 2 studies for pancreatic cancer and in a Phase 2 study for prostate cancer. Data is expected in 2021.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
2. Summary of Significant Accounting Policies
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
Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which generally is at the time we ship the product to the customer. Provisions for rebates, discounts, and returns are established in the same period the related sales are recognized. Significant judgments must be made in determining the transaction price for our sales of products related to anticipated rebates, discounts and returns. Refer below for further details.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in United States financial institutions. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature..
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
The following tables present the Company’s hierarchy for its assets measured at fair value as of December 31, 2020 and 2019:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$79,682	$79,682	$—	$—
Investment in Tyme	12,200	12,200	—	—
Total financial assets	$91,882	$91,882	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,625	$85,625	$—	$—
Total financial assets	$85,625	$85,625	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2020 and 2019, respectively.

Our investment in restricted shares of common stock of Tyme Technologies, Inc. (“Tyme”) are classified as Level 1. Refer to Note 9, "License and Collaboration Agreements" for further details.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The fair value of debt is classified as Level 2 for the periods presented and approximates its fair value due to the variable interest rate.
Intangible Assets
Other Intangible Assets, Net
Finite-lived intangible assets are measured at their respective fair values on the date they were recorded at the date of subsequent adjustments of fair value and stated net of accumulated amortization. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. The Company amortizes its definite-lived intangible assets using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows.
The Company will evaluate the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Events giving rise to impairment are an inherent risk in our industry and many factors cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test would be based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of income.
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

Teva markets Bendeka through a license agreement with the Company. Pursuant to that license agreement, Teva pays the Company a royalty based on net sales of the product and also purchases the product from the Company. A disruption in this arrangement, caused by, among other things, a supply disruption, loss of exclusivity or the launch of a superior product would have a material adverse effect of the Company’s financial position, results of operations and cash flows.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2020	2019	2018
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	67%	77%	75%
Other	33%	23%	25%
	100%	100%	100%

	December 31,
	2020	2019
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	58%	80%
Other	42%	20%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $2.7 million, $2.4 million, and $3.3 million for the year ended December 31, 2020, 2019, and 2018, respectively.
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
(In thousands, except as indicated and share and per share amounts)
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
Revenue on sales to commercial partners relates primarily to Bendeka. Sales to our commercial partners are presented gross because the Company is primarily responsible for fulfilling the promise to provide the product, is responsible to ensure that the product is produced in accordance with the related supply agreement and controls the inventory while in-transit to the commercial partner.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price generally utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for Belrapzo and Ryanodex are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our allowance for chargebacks and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made generally using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Components of Gross-to-Net (GTN) Estimates
Chargebacks: Chargebacks are discounts that occur when certain contracted customers, including group purchasing organizations (“GPOs”), public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase from the Company's distributors. The Company's distributors purchase product from us at invoice price, then resell the product to certain contracted customers on the basis of prices negotiated between us and the providers. The difference between the distributors’ purchase price and the typically lower certain contracted customers’ purchase price is refunded to the distributors through a chargeback credit. We record estimates for these chargebacks at the time of sale as deductions from gross revenues, with corresponding adjustments to our accounts receivable reserves and allowances.
The provision for chargebacks is the most significant provision in the context of the Company’s gross-to-net adjustments in the determination of net revenue. Chargebacks are estimated based on payer mix and contracted price, adjusted for current period assumptions.

Commercial and Medicaid Rebates: The Company contracts with government agencies or collectively, third-party payors, so that Belrapzo and Ryanodex will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company’s contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payer mix, and (iv) information obtained from the Company’s distributors.
The information that the Company also considers when establishing its rebate reserves are purchases by customers, projected annual sales for customers, actual rebates payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates. We do not provide incentives designed to increase shipments to our customers that we believe would result in out-of-the-ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information at its largest distributors for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Product Returns: The Company’s distributors have the right to return unopened unprescribed Belrapzo during certain time periods around the period beginning prior to the labeled expiration date and ending after the labeled expiration date. The Company estimates future product returns on sales of Belrapzo based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to the Company from retail pharmacies, (iii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Belrapzo previously shipped and currently being shipped to distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by the Company’s distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
The Company's provision for product returns based on the factors noted above generally encompass a time range from 12 to 48 months after revenue is recognized. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates. The Company’s commercial returns policy and terms with certain customers also states that certain products are sold as non-returnable.

Wholesaler fees and other incentives: The Company generally provides invoice discounts on Belrapzo and Ryanodex sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors generally include a 2% discount for prompt payment which is generally defined in invoice terms as a range from 15 to 45 days, while the fees for distribution services are based on contractual rates

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
agreed with the respective distributors. Based on historical data, the Company expects its distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

Other GTN considerations
We may at our discretion provide price adjustments due to various competitive factors. There are circumstances under which we may not provide price adjustments to certain customers as a matter of business strategy, and consequently may lose future sales volume to competitors and risk a greater level of product returns.

As detailed above, we have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions we use for certain of these estimates are based on information received from third parties, such as wholesale customer inventories and market data, or other market factors beyond our control. The estimates that are most critical to the establishment of these reserves, and therefore, would have the largest impact if these estimates were not accurate, are estimates related to contract sales volumes, average contract pricing, customer inventories and return volumes. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates. With the exception of the product returns allowance, the ending balances of accounts receivable reserves and allowances generally are processed during a two-month to four-month period.
The Company recorded product sales, net as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Bendeka	$15,439	$31,182	$24,568
Belrapzo	27,527	29,665	22,853
Ryanodex	28,268	13,039	20,195
Other	1,089	103	2,769
Product Sales, net	$72,323	$73,989	$70,385

The following table provides a summary roll-forward of the Company's net product revenue allowances and related reserves and allowances for the years ended December 31, 2020 and 2019, on the consolidated balance sheets (in thousands).

	Chargebacks	Commercial Rebates	Medicaid Rebates	Product Returns	Wholesaler Fees and Other Incentives	Total
Balance at December 31, 2018	$6,032	$1,789	$319	$705	$3,614	$12,459
Provisions / Adjustments	12,599	946	678	1,929	7,670	23,822
Charges processed / Payments	(15,643)	(1,604)	(430)	(231)	(9,273)	(27,181)
Balance at December 31, 2019	$2,988	$1,131	$567	$2,403	$2,011	$9,100
Provisions / Adjustments	20,368	1,243	484	(391)	8,526	30,230
Charges processed / Payments	(21,067)	(602)	(367)	(346)	(5,146)	(27,528)
Balance at December 31, 2020	$2,289	$1,772	$684	$1,666	$5,391	$11,802

Such net product revenue allowances and reserves are included within accounts receivable, net and accrued expenses and other current liabilities within the consolidated balance sheets.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2020.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Earnings Per Share
Basic earnings per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed in a manner similar to the basic earnings per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share, as calculated under the treasury method.
The anti-dilutive common shares equivalents outstanding at December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Options	2,767,501	2,454,077	1,824,728
Restricted stock units	207,177	—	—
Total	2,974,678	2,454,077	1,824,728

The following table sets forth the computation for basic and diluted net income per share for December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Numerator
Numerator for basic and diluted earnings per share-net income	$11,989	14,313	$31,903
Denominator
Basic weighted average common shares outstanding	13,481,525	13,754,516	14,768,625
Dilutive effect of stock options	289,868	384,217	510,026
Diluted weighted average common shares outstanding	13,771,393	14,138,733	15,278,651
Basic net income per share
Basic net income per share	$0.89	$1.04	$2.16
Diluted net income per share
Diluted net income per share	$0.87	$1.01	$2.09

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
3. Inventories
Inventories consist of the following:

	December 31,
	2020	2019
Raw materials	$3,515	$2,460
Work in process	2,589	3,243
Finished products	1,971	863
	$8,075	$6,566

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
4. Property and Equipment, net
Property and equipment consists of the following:

	December 31,		Estimated Useful Life (years)
	2020	2019
Furniture and fixtures	$1,476	$1,188	7
Office equipment	1,152	1,094	3
Equipment	3,485	3,095	7
Leasehold improvements	1,155	1,144	2
	7,268	6,521
Less accumulated depreciation	(5,191)	(4,319)
Property and equipment, net	$2,077	$2,202

Depreciation expense related to property and equipment amounted to $872 and $972 for the year ended December 31, 2020 and 2019, respectively.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
5. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	December 31,
	2020	2019
Advances to commercial manufacturers	$660	$2,462
Prepaid FDA user fee and advances to CROs	1,262	6,345
Prepaid insurance	191	191
Prepaid income taxes	—	4,661
All other	1,605	1,445
Total Prepaid expenses and other current assets	$3,718	$15,104

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2020	2019
Royalties payable to commercial partners	$5,996	$6,004
Accrued research & development	2,724	1,686
Accrued professional fees	2,370	1,926
Accrued salary and other compensation	4,686	8,083
Accrued product sales reserves	4,966	8,364
All other	3,075	2,298
Total Accrued expenses and other liabilities	$23,817	$28,361

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term on the balance sheet.

A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor.

In accordance with Topic 842, leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee's incremental borrowing rate. As the implicit rate is not typically available, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of future lease payments. The implicit borrowing rate approximates the rate the Company would pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in similar economic environment.

The Company leases office space in Woodcliff Lake, New Jersey for its principal office under an amended lease agreement through June 2025. The Company also leases a lab space in Cambridge, Massachusetts under a lease agreement through April

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
2024. Both the Company leases are classified as operating leases and have remaining lease terms ranging from 3.33 years to 4.5 years. The principal office and the lab space leases include renewal option to extend the lease for up to 5 years. Furthermore, the Company has not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.

The table below summarizes the Company's total lease costs included in the consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	December 31,
	2020	2019
Operating lease cost	$1,323	$1,146
Total lease cost	$1,323	$1,146

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,323	$952
Right-of-use assets obtained in exchange for new operating lease liabilities	$855	$3,716
Weighted-average remaining lease term - operating leases	4.1 years	5.0 years
Weighted-average discount rate - operating leases	6.0%	6.0%

The table below presents the maturity of lease liabilities on an annual basis for the remaining years for the Company's two lease agreements (in thousands):

Year Ending December 31,	Operating Leases
2021	$1,391
2022	1,423
2023	1,455
2024	1,038
2025	413
Thereafter	—
Total	5,720
Less: present value discount	(638)
Present value of lease liabilities	$5,082

Balance Sheet Classification at December 31:
Current lease liabilities	$1,123
Long-term lease liabilities	3,959
Total lease liabilities	$5,082

6. Debt
On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017 (the "Amended Credit Agreement"). The terms

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40 million and a undrawn revolving credit facility of $110 million. The schedule of principal payments for the new term loan facility has been extended until November 8, 2022. The Company classified the current portion of long-term debt of $8 million on the consolidated balance sheet as of December 31, 2020. Per the terms of the Revised Credit Agreement, the Company is limited in its ability to pay dividends. As of December 31, 2020, the Company was in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.

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

As of December 31, 2020, the Company had $0.9 million of unamortized deferred debt issuance costs in its consolidated balance sheets.

Debt Maturities	At December 31, 2020
2021	$8,000
2022	26,000
Total	$34,000

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
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

On September 23, 2020, the Company's Board of Directors approved a $25.0 million accelerated share repurchase (“ASR”) transaction with JPMorgan Chase Bank, National Association (“JP Morgan”) as part of the Company’s existing $160.0 million share repurchase program. The specific number of shares to be repurchased pursuant to the ASR is based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR program. Under the terms of the Company's agreement with JP Morgan, the Company paid $25.0 million to JP Morgan on September 24, 2020, and received 550,623 shares, representing the notional amount of the ASR, based on the average of the daily volume weighted average share prices of the Company’s common stock, less a discount, during the term of the ASR, which was $45.40. The ASR was completed in the fourth quarter of 2020. The Company determined the ASR contained a forward contract and therefore the Company recorded fair value adjustments on the accelerated share repurchase agreement in the amount of $3.0 million which was a loss recorded in Other expense on our consolidated statements of operations in the year ended December 31, 2020.

As of December 31, 2020, the Company had repurchased an aggregate of 3,682,176 shares of common stock for an aggregate of $206.9 million pursuant to the Company’s share repurchase programs in effect since August 2016.

We repurchased the following shares of common stock with cash resources:

	Year Ended December 31,
	2020	2019	2018
Shares of common stock repurchased	774,489	317,429	1,348,563
Cash paid for repurchases of common stock	$34,999	$17,961	$73,105

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
2015, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance thereunder by 500,000 shares. After accounting for such increase, and as of such amendment, the Company has reserved and made available 1,934,193 shares of common stock for issuance under the 2014 Plan.
During the year ended December 31, 2018, the Company introduced a new long-term incentive program with the objective to better align the share-based awards granted to management with the Company's focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted stock units ("RSUs") and performance-based stock units ("PSUs"). PSUs are comprised of awards that vest upon achievement of certain share price appreciation conditions. These share-based awards expired in January 2021.

Stock Options
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.37% - 1.65%	1.42% - 2.61%	2.30% - 3.07%
Volatility	54.89% - 55.51%	40.83% - 50.73%	43.76%
Expected term (in years)	5.50 - 6.08 years	1.51 - 9.41 years	5.50 - 6.08 years
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes information about stock option activity related to the 2014 Plan:

	Number of Stock Option Shares	Weighted Average Exercise Price (Per Share)	Non- Exercisable	Exercisable
Outstanding at December 31, 2018	2,556,365	$62.78	1,074,456	1,481,909
Granted	628,133	$44.28
Exercised	(23,032)	$10.33
Forfeited or expired	(65,305)
Outstanding at December 31, 2019	3,096,161	$59.29	1,070,054	2,026,107
Granted	762,200	$55.76
Exercised	(149,473)	$24.43
Forfeited or expired	(376,998)	$66.71
Outstanding at December 31, 2020	3,331,890	$59.20	1,028,142	2,303,748

The weighted-average grant-date fair value of options granted during the year ended December 31, 2020, 2019, and 2018 was $28.98, $22.18, and $26.73, respectively. As of December 31, 2020, there was $19,447 unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.7 years. The total intrinsic value of options exercised during the year ended December 31, 2020 was $3,383.

The weighted average contractual terms of options outstanding as of December 31, 2020, 2019, and 2018 was 6.1, 6.8, and 7.3 years, respectively.

The aggregate pre-tax intrinsic value of options outstanding as of December 31, 2020, 2019, and 2018 was $11.6 million, $31.9 million, and $10.7 million, respectively.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
RSUs
Each vested time-based RSU represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted was estimated based on the trading price of the Company’s common shares on the date of grant.

The following table summarizes information about RSU activity related to the 2014 Plan:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2018	54,219	$59.02
Granted	211,829	$42.17
Vested	(13,555)	$59.02
Forfeited	(1,278)	$52.19
Non-vested at December 31, 2019	251,215	$44.84
Granted	236,450	$59.48
Vested	(79,420)	$46.78
Forfeited	(79,849)	$52.76
Non-vested at December 31, 2020	328,396	$53.09

As of December 31, 2020, there was $10,945 of unrecognized stock-based compensation expense related to non-vested RSUs that is expected to be recognized over a weighted average period of 2.7 years.

PSUs
The fair value of PSUs granted to employees was estimated using a monte carlo simulation model. Inputs used in the calculation include a risk-free interest rate of 2.06%, an expected volatility of 47%, contractual term of 3 years, and no expected dividend yield.

The following table summarizes information about PSU activity related to the 2014 Plan:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2018	117,219	$90.19
Granted	—	$—
Vested	—	$—
Forfeited	(1,038)	$90.19
Non-vested at December 31, 2019	116,181	$90.19
Granted	—	$—
Vested	—	$—
Forfeited	(18,431)	$90.19
Non-vested at December 31, 2020	97,750	$90.19

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The Company recognized stock-based compensation in its consolidated statements of income for the year ended December 31, 2020, 2019, and 2018 as follows:

	Year Ended December 31,
	2020	2019	2018
Stock options	$17,694	$16,394	$15,333
PSUs	1,635	3,062	3,059
RSUs	5,427	2,542	690
Stock-based compensation expense	$24,756	$21,998	$19,082

Selling, general and administrative	$22,074	$17,556	$15,068
Research and development	2,682	4,442	4,014
Stock-based compensation expense	$24,756	$21,998	$19,082

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
8. Income Taxes
The components of our provision from income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$10,140	$6,689	$4,137
State	2,059	844	466
	$12,199	$7,533	$4,603
Deferred:
Federal	(1,227)	392	(2,565)
State	(284)	(240)	97
	$(1,511)	$152	$(2,468)

Provision for income taxes	$10,688	$7,685	$2,135

The reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows;

	Year Ended December 31,
	2020	2019	2018
Federal statutory tax rate	21%	21%	21%
State income taxes, net of federal benefit	6%	2%	1%
Tax benefit on stock option exercises, net of forfeitures	4%	1%	(11)%
R&D tax credits and Orphan Drug credits	(2)%	(2)%	(7)%
Limitation on executive compensation	9%	10%	3%
Change in valuation allowance	9%	4%	—%
Other	—%	(1)%	(1)%
Effective tax rate	47%	35%	6%

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$841	$243
Stock based compensation	12,015	10,647
Other asset - equity investment with readily determined fair value	1,771	—
Inventories	2,338	1,539
Employee-related expenses	51	51
Prepaid R&D expenses	479	620
Intangible assets	708	662
ROU asset	1,154	925
Research and development tax credit carryforwards	86	—
Other	737	1,017
Total deferred tax assets	20,180	15,704

Deferred tax liabilities
Installment sale - Malta	483	—
Prepaid expenses	43	43
Fixed assets	315	203
Lease liability	1,092	838
Other	—	—
Total deferred tax liabilities	1,933	1,084
Valuation allowance	(3,067)	(951)
Net deferred tax assets	$15,180	$13,669

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

The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses in most years since its inception, all of the Company’s tax years are effectively open to examination. The Company is under audit by the Internal Revenue Service and three states tax jurisdiction as of December 31, 2020. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2020. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

9. License and Collaboration Agreements
License Agreements
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

On September 20, 2017, the Company entered into a Product Collaboration and License Agreement, effective as of September 19, 2017, (the “SymBio License Agreement”) with SymBio Pharmaceuticals Limited (“SymBio”) for the rights to develop and commercialize the Company’s bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product (collectively, the “Products”) in Japan. Under the License Agreement, SymBio is responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan. SymBio will bear all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, Eagle would share 50% of the out-of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. Based on the Company's assessment of the probability of additional costs, we have not deferred revenue on the SymBio License Agreement. SymBio is also responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The Company earned a $5.0 million milestone in the year ended December 31, 2020 when its marketing partner, SymBio Pharmaceuticals Limited, received regulatory approval for TREAKISYM ready-to-dilute (250 ml) liquid bendamustine formulation from the Pharmaceuticals and Medical Devices Agency in Japan.

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
As of December 31, 2020, the Company included its investment in Tyme in Other Assets (non-current) on its consolidated balance sheet. For the year ended December 31, 2020, the fair value adjustments for the equity investment was a loss of $5.3 million which was recorded in other income (expense) on our consolidated statements of operations.

10. Commitments
Our future material contractual obligations include the following:

Obligation	Total	2021	2022	2023	2024	2025
Operating leases (1)	$5,720	$1,391	$1,423	$1,455	$1,038	$413
Credit facility	34,000	8,000	26,000	—	—	—
Purchase obligations (2)	68,644	68,644	—	—	—	—
Total obligations	$108,364	$78,035	$27,423	$1,455	$1,038	$413
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on April 30, 2024. Rental expense was $1,323, $1,146, and $571, for the years ended December 31, 2020, 2019, and 2018, respectively. The remaining future lease payments

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
under the operating leases, exclusive of any renewal option periods, are $5,720 as of December 31, 2020, payable monthly through June 30, 2025 and April 30, 2024.
(2) As of December 31, 2020, the Company has purchase obligations in the amount of $68,644 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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

12. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		December 31, 2020
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Book Value
Ryanodex intangible	20	$15,000	$(3,500)	$—	$11,500
Developed technology	5	8,100	(6,683)	—	1,417
Total		$23,100	$(10,183)	$—	$12,917

		December 31, 2019
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Net Book Value
Ryanodex intangible	20	15,000	(2,454)	—	12,546
Developed technology	5	8,100	(5,063)	—	3,037
Total		$23,100	$(7,517)	$—	$15,583

Amortization expense amounted to $2.7 million, $2.5 million, and $2.5 million, for the year ended December 31, 2020, 2019, and 2018, respectively.

Impairment Assessment
The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2020 and 2019.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Intangible Asset Impairment
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
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of December 31, 2020, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2021	$2,622
2022	1,369
2023	1,570
2024	1,898
All other	5,458
Total estimated amortization expense	$12,917

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

Eagle v. Azar
On April 27, 2016, the Company filed an action in the U.S. District Court for the District of Columbia (the “District Court”) against the FDA and other federal defendants seeking an order requiring the FDA to recognize orphan drug exclusivity for Bendeka for the treatment of CLL and indolent B-cell NHL. On June 8, 2018, the District Court issued a decision requiring the

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
FDA to recognize seven years of orphan drug exclusivity in the U.S. for Bendeka, and on July 6, 2018 the FDA recognized such ODE until December 7, 2022. In addition, on July 6, 2018, the FDA submitted a Motion to Alter or Amend the Judgement Pursuant to Rule 59(e), pursuant to which the FDA requested that the District Court amend its decision to make clear that the decision does not affect any applications referencing TREANDA. The FDA’s motion was denied by the District Court on August 1, 2018 on the grounds that the FDA had not satisfied the standard for altering or amending the judgment. The FDA and two intervenors appealed the District Court’s final judgment to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). Oral arguments occurred on October 17, 2019, and on February 20, 2019, the FDA issued a decision in favor of the Company, regarding the scope of exclusivity for Bendeka. On March 13, 2020, a panel of the Court of Appeals affirmed the District Court’s decision.

FDA filed a petition for rehearing en banc on May 27, 2020, which was denied on August 17, 2020. The deadline for the FDA to file a petition for writ of certiorari with the Supreme Court was January 14, 2021, and Eagle is not aware that any petition was filed and has not received service of any such petition. Pursuant to the District Court’s decision, no bendamustine product used to treat the same indications (including generic versions of TREANDA) may launch in the United States until December 7, 2022 unless it is clinically superior to Bendeka.
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

Cipla v. Eagle
On April 16, 2020, Cipla Limited (“Cipla”) filed a request for arbitration against Eagle with the London Court of International Arbitration. The request alleges that Eagle’s refusal to take delivery of several batches of Argatroban finished drug product constitutes a breach of the Company and Cipla’s December 14, 2012 supply agreement. Eagle believes that allegations in the demand for arbitration are without merit and intends to vigorously defend itself in the arbitration, which was scheduled for June 2021, has been rescheduled for November 2021.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
supply of current Alimta utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022. On December 16, 2019, the District Court entered the Company and Lilly’s stipulation dismissing this case with prejudice.

Eagle Pharmaceuticals, Inc. and ScinoPharm Taiwan, Ltd. v. Shilpa Medicare Ltd. (Pemfexy)

On December 23, 2020, the Company, along with ScinoPharm Taiwan Ltd. (together, “Eagle”) brought suit against Shilpa Medicare Limited in the United States District Court for the District of New Jersey. Eagle alleges infringement based on the filing of Shilpa’s NDA seeking approval to manufacture and sell Pemetrexed injection prior to the expiration of U.S. Patent No. 9,604,990. Shilpa has accepted service, and its answer to the complaint is due by March 29, 2021 This suit is pending.

Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc; Eagle Pharmaceuticals, Inc. et al. v. Lupin, Ltd. and Lupin Pharmaceuticals, Inc.; Teva Pharmaceuticals Int’l GmbH et al v. Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd. - (Bendeka®)

Bendeka, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), Mylan Laboratories Limited (“Mylan”), Lupin, Ltd. and Lupin Pharmaceuticals, Inc. (“Lupin”), and Aurobindo Pharma, Ltd, Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd (“Aurobindo”) have filed Abbreviated New Drug Applications (“ANDA’s”) referencing Bendeka® that include challenges to one or more of the Bendeka® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a 505(b)(2) NDA.

The Company, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan, Hospira, Lupin, and Aurobindo in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), July 19, 2018 (Hospira), and July 2, 2019 (Lupin) and May 11, 2020 (Aurobindo). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin and of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385 against Aurobindo. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes (the “Consolidated Bendeka Litigation”), and a bench trial in these cases was held September 9-19, 2019. On April 27, 2020, the district court held that the asserted patents are valid and infringed by Slayback, Apotex, Fresenius and Mylan. On July 6, 2020, the district court entered a final judgment reflecting this decision, stating that pursuant to 35 U.S.C. § 271(e)(4)(A), the FDA shall not approve Apotex’s, Fresenius’s, Mylan’s, or Slayback’s ANDA products on a date which is earlier than January 28, 2031, and enjoining Apotex, Fresenius, Mylan, and Slayback from commercially manufacturing, using, offering to sell, or selling within the US or importing into the US, their ANDA products before that date. On August 4, 2020, Apotex, Fresenius, and Mylan appealed this final judgment, and filed their opening briefs

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
on November 4, 2020. Plaintiffs responsive appeal brief was filed on February 12, 2021. Defendents’ reply briefs are due April 5, 2021.

Hospira filed a motion to dismiss, which was fully briefed on November 16, 2018. On December 16, 2019, the United States District Court for the District of Delaware denied Hospira’s motion to dismiss with respect to U.S. Patent No. 9,572,887 and granted that motion with respect to the remaining patents. On December 15, 2020, the Court held a claim construction hearing, ruling in the Company’s favor on all claim terms. Trial is scheduled for November 15, 2021. The case remains pending.
On March 10, 2020, the parties filed a stipulation and order of dismissal without prejudice as to Lupin, which the Court entered March 11, 2020.

Aurobindo Answered the Complaint on July 20, 2020. The parties exchanged initial disclosures on December 11, 2020. Trial is scheduled for July 18, 2022.
The FDA is stayed from approving Aurobindo’s ANDA, and Hospira’s 505(b)(2) application, until the earlier of (1) October 6, 2022 and December 7, 2020 respectively (the “30-month stay dates”); and (2) a court decision that each of the challenged patents is not infringed, invalid, or unenforceable. The 30-month stay dates may be shortened or lengthened if either party to the action fails to reasonably cooperate in expediting the action.

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

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together, “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation took place on March 3, 2020. On April 17, 2020, the Company submitted a letter requesting leave to file a motion for summary judgment of non-infringement. Par’s responsive letter was submitted on May 8, 2020. On May 18, 2020, the court said it would hear non-infringement arguments at trial and not through summary judgment. Fact discovery ended in October 2019, and expert discovery ended in February 2020. Due to the COVID-19 pandemic, the trial,

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
which was scheduled to begin May 18, 2020, has been rescheduled to begin on July 7, 2021. The 30-month stay of FDA approval expired on October 17, 2020. This suit is pending.

On December 7, 2020, Par filed a separate suit against the Company in the United States District Court for the District of New Jersey, asserting patent infringement of U.S. Patent No. 10,844,435, based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. Eagle’s response to the complaint is due by March 1, 2021. This suit is pending.
Eagle Pharmaceuticals, Inc. et al. v. Accord (Argatroban)
On March 27, 2019, the Company and Chiesi filed suit against Accord Healthcare, Inc. (“Accord”) in the United States District Court for the District of New Jersey (the “New Jersey suit”) and in the United States District Court for the Middle District of North Carolina (the “North Carolina suit”) (together “the suits”). The suits alleged patent infringement based on Accord’s 505(b)(2) NDA seeking approval to manufacture and sell Accord’s proposed argatroban product. On May 21, 2019, the Company and Chiesi voluntarily dismissed the North Carolina suit. On July 10, 2019, Accord moved for judgment on the pleadings in the New Jersey suit. On June 30, 2020, the district court held a settlement conference. On October 7, 2020, the Magistrate Judge held a status conference. On October 8, 2020, Accord withdrew its July 10, 2019 motion for judgment on the pleadings. The parties submitted a proposed discovery plan to the Court in the New Jersey suit on October 27, 2020. The Court has not set a schedule or trial date. The New Jersey suit remains pending.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

14. Restructuring
As part of its ongoing organizational review, the Company engaged in a restructuring initiative to rationalize its product portfolio and focus its physical sites. These measures included the discontinuation of manufacture and distribution of Non-Alcohol Docetaxel Injection in June 2018 and plans to rationalize research and development operations. Charges consist of inventory and related reserves, certain asset impairment charges related to property and equipment, and personnel related costs. The restructuring costs of $7,911 for the year ended December 31, 2018 has been recorded to Restructuring charge on the Consolidated Statements of Income. The Company also recorded an asset impairment charge for the remaining Intangible asset for Non-Alcohol Docetaxel Injection of $2,704 as well as an adjustment to remove the contingent consideration of $763 on the related line items in the Statements of Income for the year ended December 31, 2018. The Company does not expect to incur additional expenses related to this restructuring initiative. There was no liability remaining for the restructuring as of December 31, 2018.