Form 10-Q
period 2021-03-31
EAGLE PHARMACEUTICALS, INC.
filed 2021-05-10
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of May 3, 2021: 13,109,367 shares.

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
•the potential benefits and commercial potential of rapidly infused bendamustine RTD, or Bendeka, Ryanodex® (dantrolene sodium), and bendamustine ready-to-dilute, or RTD, 500ml solution, or Belrapzo for approved indications and any expanded uses;
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
•our expectations regarding our clinical trial, development plan and litigation matters for vasopressin; and
•    our expectations regarding our submission of formal protocols for clinical study on fulvestrant (EA-114).
.

.

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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$105,229	$103,155
Accounts receivable, net	44,868	50,678
Inventories	6,862	8,075
Prepaid expenses and other current assets	7,027	4,157
Total current assets	163,986	166,065
Property and equipment, net	2,270	2,077
Intangible assets, net	12,211	12,917
Goodwill	39,743	39,743
Deferred tax asset, net	14,278	15,180
Other assets	27,480	17,208
Total assets	$259,968	$253,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,559	$6,268
Accrued expenses and other liabilities	21,414	23,817
Current portion of long-term debt	8,000	8,000
Total current liabilities	41,973	38,085
Other long-term liabilities	3,664	3,959
Long-term debt, less current portion	23,253	25,135
Total liabilities	68,890	67,179
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,858,031 and 16,739,203 shares issued as of March 31, 2021 and December 31, 2020, respectively	17	17
Additional paid in capital	312,323	305,403
Retained earnings	84,068	84,489
Treasury stock, at cost, 3,712,571 and 3,682,176 shares as of March 31, 2021 and December 31, 2020, respectively	(205,330)	(203,898)
Total stockholders' equity	191,078	186,011
Total liabilities and stockholders' equity	$259,968	$253,190
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product sales, net	$17,120	$17,694
Royalty revenue	24,129	28,326
Total revenue	41,249	46,020
Operating expenses:
Cost of product sales	8,442	4,765
Cost of royalty revenue	2,413	3,038
Research and development	14,288	9,427
Selling, general and administrative	19,879	24,755
Total operating expenses	45,022	41,985
(Loss) income from operations	(3,773)	4,035
Interest income	35	346
Interest expense	(422)	(889)
Other income (expense)	5,500	(6,500)
Total other income (expense), net	5,113	(7,043)
Income (loss) before income tax (provision) benefit	1,340	(3,008)
Income tax (provision) benefit	(1,761)	137
Net Loss	$(421)	$(2,871)
Loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.21)
Diluted	$(0.03)	$(0.21)
Weighted average number of common shares outstanding:
Basic	13,069,373	13,667,606
Diluted	13,069,373	13,667,606
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2020	16,739	$17	$305,403	$(203,898)	$84,489	$186,011
Stock-based compensation expense	—	—	6,508	—	—	$6,508
Issuance of common stock upon exercise of stock option grants	56	—	1,963	—	—	1,963
Issuance of common stock related to vesting of restricted stock units	63	—	(1,551)	—	—	(1,551)
Common stock repurchases	—	—	—	(1,432)	—	(1,432)
Net income	—	—	—	—	(421)	(421)
Balance as of March 31, 2021	16,858	$17	$312,323	$(205,330)	$84,068	$191,078

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2019	16,538	$17	$278,518	$(171,861)	$72,500	$179,174
Stock-based compensation expense	—	—	7,472	—	—	7,472
Issuance of common stock upon exercise of stock option grants	16	—	330	—	—	330
Payment of employee withholding tax for net option exercise	—	—	(1,276)	—	—	(1,276)
Issuance of common stock related to vesting of restricted stock units	44	—	—	—	—	—
Common stock repurchases	—	—	—	(999)	—	(999)
Net loss	—	—	—	—	(2,871)	(2,871)
Balance at March 31, 2020	16,598	$17	$285,044	$(172,860)	$69,629	$181,830

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(421)	$(2,871)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	902	(90)
Depreciation expense	190	251
Noncash operating lease expense related to right-of-use assets	252	221
Amortization expense of intangible assets	706	666
Fair value adjustments on equity investment	(5,600)	6,500
Stock-based compensation expense	6,508	7,472
Convertible promissory note related credit losses	100	—
Amortization of debt issuance costs	118	65
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	5,810	(6,487)
Inventories	1,213	(1,868)
Prepaid expenses and other current assets	(2,870)	4,473
Accounts payable	6,291	4,294
Accrued expenses and other liabilities	(2,403)	(8,238)
Other assets and other long-term liabilities, net	(318)	(1,230)
Net cash provided by operating activities	10,478	3,158
Cash flows from investing activities:
Purchase of equity investment security	—	(17,500)
Purchase of property and equipment	(384)	(472)
Purchase of convertible promissory note	(5,000)	—
Net cash used in investing activities	(5,384)	(17,972)
Cash flows from financing activities:
Proceeds from common stock option exercises	1,963	330
Employee withholding taxes related to stock-based awards	(1,551)	(1,276)
Proceeds from existing revolving credit facility	—	110,000
Payment of debt	(2,000)	(1,000)
Repurchases of common stock	(1,432)	(999)
Net cash (used in) provided by financing activities	(3,020)	107,055
Net increase in cash and cash equivalents	2,074	92,241
Cash and cash equivalents at beginning of period	103,155	109,775
Cash and cash equivalents at end of period	$105,229	$202,016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$267	$24
Interest	321	576
Right-of-use asset obtained in exchange for lease obligation - lease amendment	—	842
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 5, 2021.

2. Organization and Business Activities
We are an integrated pharmaceutical company focused on finding ways to help medicines do more for patients. We and our collaborators have the capabilities to take a molecule from preclinical research through regulatory approval and into the marketplace, including development, manufacturing and commercialization. Our business model applies our scientific expertise, proprietary research-based insights and marketplace proficiency to identify challenging-to-treat diseases of the central nervous system or metabolic critical care therapeutic areas as well as in oncology. By focusing on patients' unmet needs, we strive to provide healthcare professionals with urgently needed treatment solutions that are designed to improve patient care and outcomes and create near- and long-term value for our stakeholders, including patients and healthcare providers and our employees, marketing partners, collaborators and investors.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

SymBio License Agreement
On September 20, 2017, we Company entered into a Product Collaboration and License Agreement, effective as of September 19, 2017, (the “SymBio License Agreement”) with SymBio Pharmaceuticals Limited (“SymBio”) for the rights to develop and commercialize our bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product (collectively, the “Products”) in Japan. SymBio currently markets in Japan TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma (“MCL”), and as a first line treatment of low-grade NHL and MCL. Under the SymBio License Agreement, SymBio may continue to market TREAKISYM® in Japan and SymBio will be permitted to develop and market certain other bendamustine hydrochloride products in Japan for limited indications.

3. Summary of Significant Accounting Policies
Significant Accounting Policies
Our significant accounting policies are described in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes thereto filed with the SEC on March 5, 2021. Since the date of those consolidated financial statements, there have been no material changes to our significant accounting policies other than as listed below.
Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s periodic communication to address employee and business concerns and providing frequent updates to our Board of Directors (“Board”). We anticipate that the COVID-19 pandemic may also have an impact on the clinical development timelines for certain of our clinical programs, such as EA-114. We also anticipate that the COVID-19 pandemic may have an impact on our supply chain. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. In addition, the COVID-19 pandemic has delayed the timing of ongoing litigation, including the litigation with Par (as defined below) with respect to Vasopressin, and we anticipate that such delays will continue for the duration of the pandemic. The extent to which the COVID-19 pandemic will continue to impact our business, clinical development and regulatory efforts, supply chain and sales efforts, corporate development objectives and the value of, and market for, our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic have impacted our operations and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, we are subject to other challenges and risks specific to our business and our ability to execute on our business plan and strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with research and development operations, including, without limitation, risks and uncertainties associated with: delays or problems in obtaining clinical supply; obtaining regulatory approval of product candidates; loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; and the challenges of complying with applicable regulatory requirements. In addition, as the ongoing COVID-19 pandemic affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
Use of Estimates
These financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements including disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

accompanying notes. Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We anticipate that the COVID-19 pandemic will continue to disrupt our supply chain and marketing and sales efforts for certain of our products, including Bendeka, although it is not currently expected that any disruption would be significant. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates, and any such differences may be material to our financial statements.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation, including for amounts related to accounts receivable, net and prepaid expenses and other current assets. None of the amounts pertaining to the reclassifications were significant.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in United States financial institutions. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.
We, at times, maintain balances with financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit.
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
Financial assets and liabilities measured and recognized at fair value are as follows:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$101,799	$101,799	$—	$—
Convertible Promissory Note	4,624	—	$—	$4,624
Embedded Derivative Asset in Convertible Promissory Note	276	—	$—	$276
Investment in Tyme	17,800	17,800	$—	$—
Total financial assets	124,499	119,599	$—	$4,900

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$79,682	$79,682	$—	$—
Investment in Tyme	$12,200	$12,200	$—	$—
Total financial assets	$91,882	$91,882	$—	$—

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2021 and 2020, respectively.

Our investment in the convertible promissory note and the embedded derivative are classified as Level 3. We analyzed and accessed the embedded derivative feature contained in the convertible promissory note agreement. We used a probability factor to value the embedded derivative asset based on management's best estimate, including the principal and estimated accrued interest among other contractual terms. Refer to Note 14, Convertible Promissory Note for further details.

Our investment in restricted shares of common stock of Tyme Technologies, Inc. (“Tyme”) are classified as Level 1. Refer to Note 13, Collaboration with Tyme for further details.

The fair value of debt is classified as Level 2 for the periods presented and approximates its fair value due to the variable interest rate.
Intangible Assets
We review the recoverability of our finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, we measure the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed as of March 31, 2021.
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
Concentration of Major Customers and Vendors
We are dependent on a commercial partner who markets and sells Bendeka. Our customer for Bendeka is its commercial and licensing partner; therefore, our future revenues are highly dependent on the related exclusive license and distribution arrangement.
In March 2019, we entered into an agreement with Teva, or the Bendeka License Agreement, pursuant to which Teva has agreed to market Bendeka through its subsidiary, Cephalon, Inc. Pursuant to the Bendeka License Agreement, Teva pays us a royalty based on net sales of the product and also purchases Bendeka from us.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended March 31,
	2021	2020
Total revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	66%	65%
Other	34%	35%
	100%	100%

	March 31,	December 31,
	2021	2020
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	55%	58%
Other	45%	42%
	100%	100%

Inventories
Inventories are recorded at the lower of cost and net realizable value, with cost determined on a first-in first-out basis. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, we will record a write-down to lower of cost and net realizable value in the period that the decline in value is first recognized.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid expenses or accrued expenses as deemed appropriate. Recoveries of previously recognized research and development expenses from third parties are recorded as a reduction to research and development expense in the period it becomes realizable.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $314 and $1,113 for the three months ended March 31, 2021 and 2020, respectively.
Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), 740 - Income Taxes (“ASC 740”). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes. A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606 - Revenue from Contracts with Customers (“ASC 606”), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter.
Product revenue - We recognize net revenue on sales to our commercial partners and to end users. In each instance, revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.
Revenue on sales to commercial partners relates to Argatroban and Bendeka. Sales to our commercial partners are presented gross because we are primarily responsible for fulfilling the promise to provide the product, and are responsible to ensure that the product is produced in accordance with the related supply agreement and we bear risk of loss while the inventory is in-transit to the commercial partner.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which we expect to be entitled. As such, revenue on sales to customers for Belrapzo, Non-Alcohol Docetaxel Injection, Ryanodex and diclofenac-misoprostol are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. We have a product return policy on some of our products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. We have terms on sales of Ryanodex by which we do not accept returns. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. We believe that the estimates we have established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.
Components of Gross-to-Net (GTN) Estimates
Chargebacks: Chargebacks are discounts that occur when certain contracted customers, including group purchasing organizations (“GPOs”), public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase from our distributors. Our distributors purchase product from us at invoice price, then resell the product to certain contracted customers on the basis of prices negotiated between us and the providers. The difference between the distributors’ purchase price and the typically lower certain contracted customers’ purchase price is refunded to the distributors through a chargeback credit. We record estimates for these chargebacks at the time of sale as deductions from gross revenues, with corresponding adjustments to our accounts receivable reserves and allowances.
The provision for chargebacks is the most significant provision in the context of our gross-to-net adjustments in the determination of net revenue. Chargebacks are estimated based on payer mix and contracted price, adjusted for current period assumptions.

Commercial and Medicaid Rebates: We contract with government agencies or collectively, third-party payors, so that Belrapzo and Ryanodex will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We estimate the rebates we will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. We estimate the rebates that we will provide to third-party payors based upon (i) our contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payer mix, and (iv) information obtained from our distributors.
The information that we also consider when establishing our rebate reserves are purchases by customers, projected annual sales for customers, actual rebates payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates. We do not provide incentives designed to increase shipments to our customers that we believe would result in out-of-the-ordinary course of business inventory for them. We regularly review and monitor estimated or actual customer inventory information at our largest distributors for our key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Product Returns: Our distributors have the right to return unopened unprescribed Belrapzo during certain time periods around the period beginning prior to the labeled expiration date and ending after the labeled expiration date. We estimate future product returns on sales of Belrapzo based on: (i) data provided to us by our distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided us with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) information provided to us from retail pharmacies, (iii) data provided to us by a third-party data provider which collects and publishes prescription data, and other third parties, (iv) historical industry information regarding return rates for similar pharmaceutical products, (v) the estimated remaining shelf life of Belrapzo previously shipped and currently being shipped to distributors and (vi) contractual agreements intended to limit the amount of inventory maintained by our distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Our provision for product returns based on the factors noted above generally encompass a time range from 12 to 48 months after revenue is recognized. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates. Our commercial returns policy and terms with certain customers also states that certain products are sold as non-returnable.

Wholesaler fees and other incentives: We generally provide invoice discounts on Belrapzo and Ryanodex sales to our distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to us. The payment terms for sales to distributors generally include a 2% discount for prompt payment which is generally defined in invoice terms as a range from 15 to 45 days, while the fees for distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, we expect our distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from our gross product revenues and accounts receivable at the time such revenues are recognized.

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

Royalty Revenue — We recognize revenue from license arrangements with our commercial partners' net sales of products. In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the commercial partner’s products occurs. Our commercial partners are obligated to report their net product sales and the resulting royalty due to us within 25 days for Bendeka and 60 days for Argatroban from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, we accrue royalty revenue each quarter and subsequently determines a true-up when we receives royalty reports from our commercial partners. Historically, these true-up adjustments have been immaterial.
License and other revenue — We analyze each element of our licensing agreements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

We recognize sales-based milestone payments as revenue upon the achievement of the cumulative sales amount specified in the contract in accordance with ASC 606-10-55-65. For those milestone payments which are contingent on the occurrence of particular future events, we determined that these need to be considered for inclusion in the calculation of total consideration from the contract as a component of variable consideration using the most-likely amount method. As such, we assess each milestone to determine the probability and substance behind achieving each milestone. Given the inherent uncertainty of the occurrence of these future events, we will not recognize revenue from the milestone until there is not a high probability of a reversal of revenue, which typically occurs near or upon achievement of the event.
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of March 31, 2021.
Stock-Based Compensation
We account for stock-based compensation using the fair value provisions of ASC 718, Compensation - Stock Compensation that requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options and restricted stock. This topic requires companies to estimate the fair value of the stock-based awards on the date of grant for options issued to employees and directors and record expense over the employees' service periods, which are generally the vesting period of the equity awards.
We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. The straight-line method is used to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. The fair value of our stock option awards to employees and directors is estimated using the Black-Scholes valuation model and a Monte Carlo simulation model is used to estimate the fair value for market condition performance share units. These models require the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, historical forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate is determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The fair value of RSUs granted are estimated based on the trading price of our common stock on the date of grant. The fair value of performance condition PSUs granted are also estimated based on the trading price of our common stock on the date of grant and then adjusted for the probability of achievement of the performance conditions. Forfeitures are estimated for all stock-based awards.
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
The anti-dilutive common shares equivalents outstanding for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Stock options	2,635,020	2,927,306
Restricted stock units	325,349	253,777
Total	2,960,369	3,181,083

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The following table sets forth the computation for basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator
Numerator for basic and diluted loss per share-net loss	$(421)	$(2,871)
Denominator
Basic weighted average common shares outstanding	13,069,373	13,667,606
Dilutive effect of stock awards	—	—
Diluted weighted average common shares outstanding	13,069,373	13,667,606
Basic net loss per share
Basic net loss per share	$(0.03)	$(0.21)
Diluted net loss per share
Diluted net loss per share	$(0.03)	$(0.21)

All potentially dilutive items were excluded from the diluted share calculation for the three months ended March 31, 2021 and March 31, 2020 because their effect would have been anti-dilutive, as we were in a loss position, in each period.

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Not Yet Adopted
In March 2020, the FASB issued Update 2020-04 Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR, formerly known as the London Interbank Offered Rate, or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides optional expedients, including; (1) Simplify accounting analyses under current GAAP for contract modifications, such as modifications of contracts within the scope of Topic 470, Debt, that will be accounted for by prospectively adjusting the effective interest rate, as if any modification was not substantial. That is, the original contract and the new contract shall be accounted for as if they were not substantially different from one another; (2) Simplify the assessment of hedge effectiveness and allow hedging relationships affected by reference rate reform to continue; (3) Allow a one-time election to sell or transfer debt securities classified as held to maturity before January 1, 2020 that reference a rate affected by reference rate reform. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The adoption of ASU 2020-4 is not expected to have a material impact on our financial position or results of operations.
Recently Adopted Accounting Pronouncements
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

for qualified improvement property. Reimbursement was not sought by us. The CARES Act has not had, and we do not currently expect it to have, a material impact on our financial statements at this time.

4. Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020	Estimated Useful Life (years)
Furniture and fixtures	$1,476	$1,476	7
Office equipment	1,152	1,152	3
Equipment	3,869	3,485	7
Leasehold improvements	1,155	1,155	2
	7,652	7,268
Less accumulated depreciation	(5,382)	(5,191)
Property and equipment, net	$2,270	$2,077

Depreciation expense related to property and equipment amounted to $190 and $251 for the three months ended March 31, 2021 and 2020, respectively.

5. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$3,089	$3,515
Work in process	—	2,589
Finished products	3,773	1,971
	$6,862	$8,075

6. Balance Sheet Accounts
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2021	2020
Prepaid FDA user fee and advances to clinical research organization	1,210	1,262
Prepaid insurance	225	191
Advances to commercial manufacturers	435	660
All other	5,157	2,044
Total Prepaid expenses and other current assets	$7,027	$4,157

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Accrued sales reserves	$4,317	$4,966
Royalties payable to commercial partners	4,936	5,996
Accrued salary and other compensation	3,046	4,686
Accrued professional fees	1,942	2,370
Accrued research & development	3,904	2,724
Current portion of lease liability	1,148	1,123
Accrued other	2,121	1,952
Total Accrued expenses	$21,414	$23,817

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
A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to us if we obtain the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. We recognize ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor.

In accordance with Topic 842, leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee's incremental borrowing rate. As the implicit rate is not typically available, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of future lease payments. The implicit borrowing rate approximates the rate we would pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in similar economic environment.

We lease office space in Woodcliff Lake, New Jersey for its principal office under an amended lease agreement through June 2025. We also lease a lab space in Cambridge, Massachusetts under a lease agreement through April 2024. Both of our leases are classified as operating leases and have remaining lease terms of approximately 3.8 years. The principal office and the lab space leases include renewal option to extend the lease for up to 5 years. Furthermore, we have not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

The table below summarizes our total lease costs included in the condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	March 31, 2021	December 31, 2020
Operating lease cost	$343	$1,323
Total lease cost	$343	$1,323

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$343	$1,323
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$855
Weighted-average remaining lease term - operating leases	3.8 years	4.1 years
Weighted-average discount rate - operating leases	6.0%	6.0%

Balance Sheet Classification at March 31:
Current lease liabilities	$1,148
Long-term lease liabilities	3,664
Total lease liabilities	$4,812

7. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		March 31, 2021
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	$15,000	$(3,801)	$11,199
Developed technology	5	8,100	(7,088)	1,012
Total		$23,100	$(10,889)	$12,211

		December 31, 2020
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	15,000	(3,500)	11,500
Developed technology	5	8,100	(6,683)	1,417
Total		$23,100	$(10,183)	$12,917
(i) Represents a one-time payment made to reduce the royalties payable to a third party on Ryanodex net sales.
Amortization expense was $706 and $666 for the three months ended March 31, 2021 and 2020, respectively.
Estimated Amortization Expense for Intangible Assets

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Based on definite-lived intangible assets recorded as of March 31, 2021, and assuming that the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2021 (remainder)	1,916
2022	1,369
2023	1,570
2024	1,898
2025	1,520
Thereafter	3,938
Total estimated amortization expense	$12,211

8. Common Stock and Stock-Based Compensation
Common Stock
Share Repurchase Program

On March 17, 2020, we announced that our Board approved a new share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of our outstanding common stock. The Share Repurchase Program replaced our then existing share repurchase program, or the Previous Share Repurchase Program, which was announced on October 30, 2018 and was terminated in connection with the Board’s approval of the Share Repurchase Program. At termination, we had repurchased approximately $68.0 million of our outstanding common stock under the Previous Share Repurchase Program.

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

On September 23, 2020, our Board of Directors approved a $25.0 million accelerated share repurchase (“ASR”) transaction with JPMorgan Chase Bank, National Association (“JP Morgan”) as part of our existing $160.0 million share repurchase program. The specific number of shares to be repurchased pursuant to the ASR is based on the average of the daily volume weighted average share prices of our common stock, less a discount, during the term of the ASR program. Under the terms of our agreement with JP Morgan, we paid $25.0 million to JP Morgan on September 24, 2020, and received 550,623 shares, representing the notional amount of the ASR, based on the average of the daily volume weighted average share prices of our common stock, less a discount, during the term of the ASR, which was $45.40. The ASR was completed in the fourth quarter of 2020. We determined the ASR contained a forward contract and therefore we recorded fair value adjustments on the accelerated share repurchase agreement in the amount of $3.0 million which was a loss recorded in Other expense on our consolidated statements of operations in the year ended December 31, 2020.

As of March 31, 2021, we had repurchased an aggregate of 3,712,571 shares of common stock for an aggregate of $208.3 million pursuant to our share repurchase programs in effect since August 2016.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Stock-Based Compensation
In November 2013, our Board of Directors approved the 2014 Equity Incentive Plan (the "2014 Plan") which became effective on February 11, 2014. The 2014 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Awards generally vest equally over a period of four years from grant date. Vesting may be accelerated under a change in control of the Company or in the event of death or disability to the recipient. In the event of termination, any unvested shares or options are forfeited.

During the first quarter of 2018, we introduced a new long-term incentive program with the objective to better align the stock-based awards granted to management with our focus on improving total shareholder return over the long-term. The stock-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted stock units ("RSUs") and performance-based stock units ("PSUs"). PSUs are comprised of awards: i) that vest upon achievement of certain share price appreciation conditions or ii) that vest upon achievement of certain milestone events.

During the first quarter of 2021, 97,750 market condition PSUs expired. We also granted 99,500 market condition PSUs based on our total shareholder return ("TSR") relative to the TSR of each member of the S&P Biotechnology Select Industry Index (the defined peer group) with a weighted-average grant date fair value of $71.09 per respective PSU. The fair value of PSUs granted to employees was estimated using a Monte Carlo simulation model. Inputs used in the calculation include a risk-free interest rate of 0.18%, an expected volatility of 44%, contractual term of 3 years, and no expected dividend yield.

During the first quarter of 2021, we granted 59,500 performance based (milestones) PSUs with grant date fair value of $49.32 using our closing stock price on the date of the grant. These PSUs will vest (if earned) from 0% to 200% of target number granted based on the achievement of one or more of three milestones related to i) regulatory approval of Fulvestrant ("EA-114"), ii) sales of PEMFEXY and; iii) sales of Vasopressin, respectively. The contractual term of these awards is 3 years. We estimated 0% probability of achievement for the first quarter of 2021.

A summary of stock option, RSU and PSU activity under the 2014 Plan during the three months ended March 31, 2021 and 2020 is presented below:

	Stock Options	RSUs	PSUs
Outstanding at December 31, 2019	3,096,161	251,215	116,181
Granted	600,200	231,450	—
Options Exercised/RSUs Vested/PSUs Vested	(15,971)	(66,142)	—
Forfeited or expired	(60,294)	(10,824)	(2,431)
Outstanding at March 31, 2020	3,620,096	405,699	113,750

Outstanding at December 31, 2020	3,331,890	328,396	97,750
Granted	71,500	96,490	159,000
Options Exercised/RSUs Vested/PSUs Vested	(56,107)	(94,273)	—
Forfeited or expired	(208,374)	(29,044)	(97,750)
Outstanding at March 31, 2021	3,138,909	301,569	159,000

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.51% - 0.53%	0.47% - 1.65%
Volatility	56.31%	54.94%
Expected term (in years)	5.53 years	6.03 years
Expected dividend yield	0.0%	0.0%

RSUs
Each vested time-based RSU represents the right of a holder to receive one share of our common stock. The fair value of each RSU granted was estimated based on the trading price of our common stock on the date of grant.
PSUs
The fair value of market condition PSUs granted to employees was estimated using a Monte Carlo simulation model. Inputs used in the calculation are described above.

The fair value of performance condition PSUs granted to employees was estimated based on the trading price of our common stock on the date of grant adjusted for probability of achievement of the performance conditions as described above.

We recognized stock-based compensation in our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31,
	2021	2020
Stock options	$3,331	$4,993
RSUs	1,788	1,852
PSUs	1,389	627
Stock-based compensation expense	$6,508	$7,472

Selling, general and administrative	$5,613	$5,922
Research and development	895	1,550
Stock-based compensation expense	$6,508	$7,472

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

9. Commitments
Our future material contractual obligations as of March 31, 2021, included the following:

Obligations	Total	2021	2022	2023	2024	2025	2026	Beyond
Operating leases (1)	$5,377	$1,048	$1,423	$1,455	$1,038	$413	$—	$—
Credit facility (2)	32,000	6,000	26,000	—	—	—	—	—
Purchase obligations (3)	66,057	66,057	—	—	—	—	—	—
Total obligations	$103,434	$73,105	$27,423	$1,455	$1,038	$413	$—	$—

(1) We lease our corporate office location. The term of our existing lease expires on June 30, 2025. We also lease our lab space under a lease agreement that expires on October 31, 2023. Rental expense for the operating leases was $325 and $286, for the three months ended March 31, 2021 and 2020, respectively. The remaining future lease payments under the operating leases are $5,377 as of March 31, 2021.
(2) Refer to Note 10, “Debt” for further information regarding our Credit Agreement.
(3) As of March 31, 2021, we had purchase obligations in the amount of $66,057 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

10. Debt
On November 8, 2019, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto. The terms and amounts borrowed under the Credit Agreement includes a drawn term loan of $40.0 million and an undrawn revolving credit facility of $110.0 million. The schedule of principal payments for the new term loan facility was extended to November 8, 2022.
We classified the current portion of long-term debt of $8.0 million on the condensed consolidated balance sheet as of March 31, 2021. Per the terms of the Credit Agreement, the Company is limited in its ability to pay dividends. As of March 31 2021, we were in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.
The term loan facility bears interest at the Adjusted LIBOR (equal to (a) the LIBOR for such Interest Period multiplied by (b) the Statutory Reserve Rate as established by Board of Governors of the Federal Reserve System of the United States of America) for the interest period in effect for such borrowing plus the applicable rate as described below. The Agent and us may amend the Credit Agreement to replace the LIBOR with a Benchmark Replacement, described below.

Loans under the Credit Agreement bear interest at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.0% per annum, based upon the total net leverage ratio (as defined in the Credit Agreement), or (b) the Benchmark Replacement which is defined as the greatest of the prime lending rate, or the NYFRB Rate (the rate for a federal funds transaction) in effect on such day plus ½ of 1% or the Adjusted LIBO Rate for a one month Interest Period on such day plus 1% plus an applicable margin ranging from 1.25% to 2.0% per annum, based upon the total net leverage ratio.
We are required to pay a commitment fee on the unused portion of the new revolving credit facility in the Credit Agreement at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.

As of March 31, 2021, we had $0.7 million of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Debt Maturities	As of March 31, 2021
2021 (remainder)	$6,000
2022	26,000
Total	$32,000

11. Income Taxes

	Three Months Ended March 31,
	2021	2020
Income tax (provision) benefit	$(1,761)	$137
Effective tax rate	131%	5%

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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended March 31, 2021 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation partially offset by credits for research and development activity. We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results, including the fair value adjustment on our investment in Tyme may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.
Deferred income tax assets as of March 31, 2021 consisted of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
We file income tax returns in the U.S. federal jurisdiction and several states. Given that we have incurred tax losses in most years since our inception, all of our tax years are effectively open to examination. We are currently under audit by three State tax jurisdictions. We had no amount recorded for any unrecognized tax benefits as of March 31, 2021. We regularly evaluate our tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

12. Legal Proceedings
In addition to the below legal proceedings, from time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters, or matters discussed below, will not have a material adverse effect on our business nor have we recorded any loss in connection with these matters because we believe that loss is neither probable nor estimable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Commercial Litigation

In Re: Taxotere (Docetaxel)
On February 1, 2017, we were named as a defendant, among various other manufacturers, in several product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 2740 (Civil Action No 2:16 md-2740), or the Multidistrict Litigation. The claims are for personal injuries allegedly arising out of the use of docetaxel.

In March 2017, we reached agreements in principle with the Plaintiffs’ Steering Committee in this matter to voluntarily dismiss us from all of the lawsuits in which we were named and from the master complaint. We are in the process of working with the other parties in this matter to have it removed from the Multidistrict litigation entirely. As part of the agreement, in the event a case is brought in the future with facts that justify the Company’s inclusion, the plaintiffs reserved the right to include us in such matter. On August 10, 2020, one of the plaintiffs filed a notice of voluntary dismissal dismissing all claims in an action pending against us. There has been no activity involving us since then, and there are currently no active cases pending.
Cipla v. Eagle
On April 16, 2020, Cipla Limited (“Cipla”) filed a request for arbitration against Eagle with the London Court of International Arbitration. The request alleges that Eagle’s refusal to take delivery of several batches of Argatroban finished drug product constitutes a breach of the parties’ December 14, 2012 supply agreement. Eagle believes that the allegations against it are without merit and is vigorously defending itself in the Arbitration, which was scheduled for June 2021, has been rescheduled for November 2021.

Patent Litigation
Eagle Pharmaceuticals, Inc. and ScinoPharm Taiwan, Ltd. v. Shilpa Medicare Ltd. (Pemfexy)
On December 23, 2020, we, along with ScinoPharm Taiwan Ltd. (together, “Eagle”) brought suit against Shilpa Medicare Limited in the United States District Court for the District of New Jersey. Eagle alleges infringement based on the filing of Shilpa’s NDA seeking approval to manufacture and sell Pemetrexed injection prior to the expiration of U.S. Patent No. 9,604,990. Shilpa had accepted service. On February 11, 2021, Shilpa amended its NDA to withdraw its exclusivity statement referencing PemfexyTM and its patent certification to the ‘990 patent. A joint stipulation of dismissal was filed March 26, 2021, and dismissal was ordered April 19, 2021.

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

We, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan, Hospira, Lupin, and Aurobindo in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), July 19, 2018 (Hospira), and July 2, 2019 (Lupin) and May 11, 2020 (Aurobindo). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270,

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin and of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385 against Aurobindo. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes (the “Consolidated Bendeka Litigation”), and a bench trial in these cases was held September 9-19, 2019. On April 27, 2020, the district court held that the asserted patents are valid and infringed by Slayback, Apotex, Fresenius and Mylan. On July 6, 2020, the district court entered a final judgment reflecting this decision, stating that pursuant to 35 U.S.C. § 271(e)(4)(A), the FDA shall not approve Apotex’s, Fresenius’s, Mylan’s, or Slayback’s ANDA products on a date which is earlier than January 28, 2031, and enjoining Apotex, Fresenius, Mylan, and Slayback from commercially manufacturing, using, offering to sell, or selling within the US or importing into the US, their ANDA products before that date. On August 4, 2020, Apotex, Fresenius, and Mylan appealed this final judgment, and filed their opening briefs on November 4, 2020. Plaintiffs responsive appeal brief was filed on February 12, 2021. Defendants’ reply briefs were filed April 5, 2021. Oral argument has not yet been scheduled.

Hospira filed a motion to dismiss, which was fully briefed on November 16, 2018. On December 16, 2019, the United States District Court for the District of Delaware denied Hospira’s motion to dismiss with respect to U.S. Patent No. 9,572,887 and granted that motion with respect to the remaining patents. On December 15, 2020, the Court held a claim construction hearing, ruling in our favor on all claim terms. Fact discovery closed on April 1, 2021. Trial is scheduled for November 15, 2021. The case remains pending.

On March 10, 2020, the parties filed a stipulation and order of dismissal without prejudice as to Lupin, which the Court entered March 11, 2020.

Aurobindo answered the Complaint on July 20, 2020. The parties exchanged initial disclosures on December 11, 2020. Plaintiffs provided their infringement contentions on March 12, 2021. Trial is scheduled for July 18, 2022.

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

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together, “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation took place on March 3, 2020. On April 17, 2020, we submitted a letter requesting leave to file a motion for summary judgment of non-infringement. Par’s responsive letter was submitted on May 8, 2020. On May 18, 2020, the court said it would hear non-infringement arguments at trial and not through summary judgment. Fact discovery ended in October 2019, and expert discovery ended in February 2020. Due to the COVID-19 pandemic, the trial, which was scheduled to begin May 18, 2020, has been rescheduled to begin on July 7, 2021. The 30-month stay of FDA approval expired on October 17, 2020. This suit is pending.

On December 7, 2020, Par filed a separate suit against us in the United States District Court for the District of New Jersey, asserting patent infringement of U.S. Patent No. 10,844,435, based on the filing of our ANDA seeking approval to manufacture and sell our vasopressin product. Eagle moved to dismiss Par’s complaint on March 2, 2021. On March 22, 2021, Par amended its complaint to additionally assert U.S. Patent No. 10,920,278, and on April 5, 2021, Eagle moved to dismiss Par’s amended complaint. This suit is pending.
Eagle Pharmaceuticals, Inc. et al. v. Accord (Argatroban)
On March 27, 2019, the Company and Chiesi filed suit against Accord Healthcare, Inc. (“Accord”) in the United States District Court for the District of New Jersey (the “New Jersey suit”) and in the United States District Court for the Middle District of North Carolina (the “North Carolina suit”) (together “the suits”). The suits alleged patent infringement based on Accord’s 505(b)(2) NDA seeking approval to manufacture and sell Accord’s proposed argatroban product. On May 21, 2019, we and Chiesi voluntarily dismissed the North Carolina suit. On July 10, 2019, Accord moved for judgment on the pleadings in the New Jersey suit. On October 8, 2020, Accord withdrew its July 10, 2019 motion for judgment on the pleadings. On March 31, 2021, pursuant to the parties’ joint stipulation, the court dismissed all claims and affirmative defenses asserted by the parties against one another in the New Jersey suit, without costs, disbursements, or attorneys’ fees to any party.

13. Collaboration with Tyme
On January 7, 2020, Tyme and we announced a strategic collaboration to advance SM-88, an oral product candidate for the treatment of patients with cancer. SM-88 is an investigational agent in two Phase II studies, one for pancreatic cancer and another for prostate cancer.

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
As of March 31, 2021, we included our investment in Tyme in Other Assets (non-current) on our condensed consolidated balance sheet. For the three months ended March 31, 2021, the fair value adjustments for the equity investment was a gain of $5.6 million which was recorded in other income (expense) on our condensed consolidated statements of operations.

14. Convertible Promissory Note

During the first quarter of 2021, we invested $5 million in a convertible promissory note ("the note") of a privately held clinical-stage biotechnology company (the "issuer"). The note bears an 8% annual interest rate and has an 18-month term. The issuer is not required to make any principal or interest payments until the end of the term. The note, along with any accrued interest, may automatically convert into equity securities of the issuer under either a financing event or a change in control event as defined in the convertible promissory note agreement. The issuer's product development efforts could encounter technical or other difficulties that could increase their development costs more than expected. The issuer may require additional capital prior to obtaining certain regulatory approval or to be able to repay the convertible promissory note with accrued interest at the end of the term. As of March 31, 2021, we recorded a $0.1 million estimated credit loss related to the note. We also recorded a $0.3 million derivative asset associated with an embedded derivative contained in the note agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, or the Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 5, 2021, or our Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report. Such factors may be amplified by the COVID-19 pandemic and its current or its potential impact on our business and the global economy. Unless otherwise indicated or required by context, references throughout to “Eagle,” the “Company,” “we,” “our,” or “us” refer to financial information and transactions of Eagle Pharmaceuticals, Inc.

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

Recent Developments
Vasopressin - FDA

On February 2, 2021, we announced that the U.S. Food and Drug Administration, or FDA, issued a complete response letter, or CRL, for our ANDA for vasopressin. In the first quarter of 2021 , we completed the last study required by the FDA for vasopressin and expect to have the results shortly. We plan to respond to the CRL in full by mid-year. Importantly, we have completed an extensive amount of developmental work and continue to do so for our first-to-file polypeptide, where brand sales of the product are over $700 million annually. In its communication with us, the FDA restated that it has prioritized our ANDA, and that the ANDA has also been flagged as a COVID-19 priority by FDA. We believe we can fully respond to the questions raised.. Based on similar studies previously run on our vasopressin product, we expect the results will be satisfactory. In addition, we expect we will have a 180 day period of exclusivity for vasopressin.

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

Treakisym (bendamustine) Ready-to-Dilute and Rapid Infusion Formulation

On April 30, 2021, we announced that Treakisym ready-to-dilute, or RTD, (bendamustine hydrochloride 120 mg/m2) liquid formulation was approved for a new indication in combination with rituximab, or BR therapy, as treatment for relapsed or refractory diffuse large B-cell lymphoma, or r/r DLBCL, by the Pharmaceuticals and Medical Devices Agency in Japan.

On May 10, 2021, we announced that an application for Treakisym rapid infusion, or RI, (50ml) liquid formulation was filed with the PMDA in Japan. The application is based on the results of clinical studies investigating the safety and pharmacokinetics of Treakisym RTD administered by 10-minute intravenous infusion.

Pursuant to our license agreement with SymBio Pharmaceuticals Limited, or SymBio, SymBio may develop and commercialize our bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product in Japan. SymBio currently markets in Japan Treakisym, a lyophilized powder formulation of bendamustine hydrochloride indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma, or MCL, and as a first line treatment of low-grade NHL and MCL. Under the license agreement, SymBio may develop and market certain other bendamustine hydrochloride products in Japan for limited indications. As part of the agreement, SymBio assumed responsibility for securing regulatory approval of the Treakisym RTD and RI products using the licensed technology in Japan.

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
Product Sales. Through March 31, 2021, we have recognized revenues from product sales including Bendeka, Argatroban, Ryanodex and Belrapzo. Sales of Bendeka were made to our commercial partner, Teva, while Argatroban was sold directly to our commercial partners, Chiesi and Sandoz AG, or Sandoz. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex and Belrapzo were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner. Sales of Treakisym were made to Symbio pursuant to a supply agreement with Symbio.
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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended March 31, 2021 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation, changes in state filing positions partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2020 reflects the impact of valuation allowance established and adjusted for the fair value adjustments on the Company's investment in Tyme, certain non-deductible executive compensation partially offset by credits for research and development activity.

Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020
Revenues

	Three Months Ended March 31,		Decrease
	2021	2020
	(in thousands)
Product sales	$17,120	$17,694	$(574)
Royalty revenue	24,129	28,326	(4,197)
License and other revenue	—	—	—
Total revenue	$41,249	$46,020	$(4,771)

Our product sales decreased $0.6 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was attributable to a decrease of $4.6 million in product sales of Ryanodex primarily due to volume, offset with an increase of $1.9 million in product sales of Bendeka primarily due to increase in unit volume, and an increase of $1.1 million in product sales of Belrapzo primarily due to unit volume and an increase of $1 million in product sales of Treakisym, following the launch of Treakisym RTD in Japan by Symbio in the first quarter of 2021.

Our royalty revenue decreased $4.2 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily as a result of an decrease in royalty revenue from our share of Teva's Bendeka sales.

Cost of Revenue

	Three Months Ended March 31,		Increase / (Decrease)
	2021	2020
	(in thousands)
Cost of product sales	$8,442	$4,765	$3,677
Cost of royalty revenue	2,413	3,038	(625)
Total cost of revenue	$10,855	$7,803	$3,052

Our cost of product sales increased $3.7 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was attributable to an increase of $1.6 million in Bendeka cost of revenue resulting from higher product unit sales, an increase of $1.3 million in Treakisym cost of revenue resulting from product unit sales, following the launch of Treakisym RTD in Japan by Symbio in the first quarter of 2021, and an increase of $0.5 million in Belrapzo cost of revenue resulting from higher product unit sales.

Our cost of royalty revenue decreased $0.6 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was attributable to declining gross margin related to the royalty revenue for Bendeka.

Research and Development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended March 31,		Increase / (Decrease)
	2021	2020
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$3,658	$2,801	$857
Vasopressin	2,860	283	2,577
Ryanodex related projects	2,211	1,287	924
All other projects	1,327	641	686
Salary and other personnel related	4,232	4,415	(183)
Research and development	$14,288	$9,427	$4,861

Our research and development expenses increased $4.9 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase primarily resulted from a $2.6 million increase in development cost for the Vasopressin project, $0.9 million increase in cost for the Fulverstrant project, $0.9 million increase in development cost for the Ryanodex related projects and $0.5 million increase in the Pemetrexed project.

Selling, General and Administrative

	Three Months Ended March 31,		Decrease
	2021	2020
	(in thousands)
Selling, general and administrative	$19,879	$24,755	$(4,876)

Our selling, general and administrative expenses decreased $4.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease is primarily related to the non-recurrence of the Tyme transaction associated costs of $2.5 million that was executed in 2020, $1.2 million decrease in marketing, travel, entertainment, and trade show expenses as a result of minimizing travel due to the impact of the COVID-19 pandemic, $0.4 million decrease in external legal costs and $0.3 million decrease in stock compensation expense.

Other Income (Expense), net

	Three Months Ended March 31,		Decrease
	2021	2020
	(in thousands)
Interest income	$35	$346	$(311)
Interest expense	(422)	(889)	(467)
Other income (expense)	5,500	(6,500)	(12,000)
Total other income (expense), net	$5,113	$(7,043)	$(12,156)

Our interest income decreased $0.3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease is primarily due to lower interest rates associated with money market funds as compared to the three months ended March 31, 2020.

Our interest expense decreased $0.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease is primarily due to lower borrowings from our revolving credit facility during the three months ended March 31, 2021.

Our other income (expense) increased $12.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase is related to fair value adjustments on our equity investment in Tyme in the amount of $5.6 million during the three months ended March 31, 2021.

Income Tax Provision

	Three Months Ended March 31,
	2021	2020
	(in thousands)
(Provision) / benefit for income taxes	$(1,761)	$137
Effective tax rate	131%	5%

Our provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended March 31, 2021 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Company’s investment in Tyme, certain non-deductible executive compensation partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on the Conpany's investment in Tyme, certain non-deductible executive compensation partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $105.2 million and $202.0 million as of March 31, 2021 and March 31, 2020, respectively.

For the three months ended March 31, 2021, we realized a net loss of $0.4 million. As of March 31, 2021, our working capital surplus was $122.0 million. For the three months ended March 31, 2020, we realized net loss of $2.9 million.
We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for at least the next 12 months.
The COVID-19 pandemic has disrupted and continues to disrupt the U.S. healthcare system, global economies and global capital markets. There remain significant uncertainties surrounding the full extent and duration of the impact of the COVID-19 pandemic on our business and operations. We have experienced variable financial impacts to date, as a result of the COVID-19 pandemic and the ongoing pandemic could have a material adverse impact on our financial condition and results of operations in the future, including our ability to obtain financing when and if needed. The impact of COVID-19 on our business and financial condition is more fully described below in Trends and Uncertainties.

Operating Activities:

Net cash provided by operating activities for the three months ended March 31, 2021 was $10.5 million. Net loss for the period was $0.4 million enhanced by the net of non-cash adjustments of approximately $3.2 million from deferred income taxes, depreciation, amortization expense of right-of-use assets, amortization expense of intangible assets, fair value adjustments on equity investment, stock-based compensation expense, amortization of debt issuance costs and other items. Net changes in working capital increased cash from operating activities by approximately $7.7 million, due to changes in working capital accounts. The total amount of accounts receivable at March 31, 2021 was approximately $44.9 million, which included $20.1 million related to product sales and $24.8 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.

Investing Activities:

Net cash used by investing activities for the three months ended March 31, 2021 was $5.4 million, as a result of $5.0 million of investment to purchase a convertible promissory note and we spent $0.4 million for purchases of property and equipment.

Financing Activities:

Net cash used by financing activities for the three months ended March 31, 2021 was $3.0 million, as a result of $2.0 million of principal payments for debt required by the Company’s Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, or the Credit Agreement, $1.4 million in payments related to the repurchases of our common stock, $1.6 million of payments associated with employee withholding tax upon vesting of stock-based awards, partially offset by $2.0 million of proceeds from common stock exercises of employee stock options.

Trends and Uncertainties
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has resulted in authorities implementing aggressive actions. Government authorities in the United States have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. While many of these governmental restrictions have begun to be lifted, the timing and extent to which such orders and restrictions will be removed remains uncertain. Both the COVID-19 pandemic and the containment and mitigation efforts related to the pandemic have had a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which are uncertain. There is no guarantee that prior or new restrictions will not be reinstated in response to the continued spread of COVID-19.

During the three months ended March 31, 2021, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic, which impacts include a decrease in revenue from sales of Belrapzo resulting, in part, from a decrease in inventory stocking and utilization rates, as well as a decrease in research and development expenses partially resulting from preclinical program delays. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
•Day-to-Day Operations: Since mid-March 2020, certain of our employees, including customer-facing employees, have been primarily working remotely. The duration and extent of these restrictions are anticipated to continue for the short term. We have developed plans to resume in-person work practices as we determine it to be safe to do so and adhering to relevant health authority guidance. We expect to incur additional expenses in 2021 related to the impact of the COVID-19 pandemic on our operations, including procurement of personal protective equipment for our employees and updates to our facilities to align with safety protocols.
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
•Liquidity and Capital Resources: We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months. While the COVID-19 pandemic has not had, and we do not expect it to have, a material adverse effect on our liquidity, the situation continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to use be able to obtain any future funding under the terms of the Credit Agreement, for general corporate purposes and any strategic acquisitions.
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

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact our results of operations during the three months ended March 31, 2021 and, it could have a material adverse impact on our financial condition and results of operations in the future.

Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the three months ended March 31, 2021, as compared to the obligations disclosed in our Annual Report.
Our future material contractual obligations included the following as of March 31, 2021 (in thousands):

Obligations	Total	2021	2022	2023	2024	2025	2026	Beyond
Operating leases (1)	$5,377	$1,048	$1,423	$1,455	$1,038	$413	$—	$—
Credit facility (2)	32,000	6,000	26,000	—	—	—	—	—
Purchase obligations (3)	66,057	66,057	—	—	—	—	—	—
Total obligations	$103,434	$73,105	$27,423	$1,455	$1,038	$413	$—	$—
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. We also lease lab space under a lease agreement that expires on April 1, 2024.
(2) Refer to Note 10 Debt for details of our Credit Agreement.
(3) As of March 31, 2021, we had purchase obligations in the amount of $66.1 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

Critical Accounting Policies

Our significant accounting policies are disclosed in “Note 2. Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2020 included in our Annual Report. Since the date of such financial statements, there have been no changes to our significant accounting policies other than those described in Note 3 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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

Based on their evaluation at March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
The disclosures under Note 12. Legal Proceedings in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report are incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the updated risk factor set forth immediately below, our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report.

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
By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or collectively, the ACA, was passed, which significantly changed health care financing by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the previous U.S. President signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made or how the Supreme Court will rule. On February 10, 2021 the President withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, the current U.S. President issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court Ruling, other such litigation, and the healthcare reform measures of the current administration will impact ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the former U.S. Presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. In a final rule issued by CMS on December 31, 2020, CMS established a broader definition for a “line extension” drug such that the line extension of the initial brand name listed drug would not need to be an oral solid dosage form. This final rule, may impact the rebate amounts associated with our products and negatively affect the commercial success of our products. Additionally, on December 2, 2020, CMS published changes to the Medicare Physician Fee Schedule for Calendar Year 2021 that also may adversely impact the coverage and reimbursement of our products. Under the changes, CMS will assign certain 505(b)(2) drug products to existing multiple source drug codes because, according to CMS, some drug products approved under the 505(b)(2) pathway share similar labeling and uses with generic drugs that are assigned to multiple source drug codes. CMS noted that this change is consistent with efforts to “curb drug prices” and encourages competition among products that are described by one billing code and share similar labeling. On July 24, 2020, the former U.S. Presidential administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the current administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the former President’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 17, 2020, we announced that our Board approved a new share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of the Company’s outstanding common stock. The Share Repurchase Program replaced the Previous Share Repurchase Program, which was announced on October 30, 2018 and was terminated in connection with the Board’s approval of the Share Repurchase Program. At termination, we had repurchased approximately $68.0 million of our outstanding common stock under the Previous Share Repurchase Program.

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

We made the following purchases of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
January 1, 2021 to January 31, 2021	30,395	$47.13	—	123,565
February 1, 2021 to February 28, 2021	—	N/A	—	123,565
March 1, 2021 to March 31, 2021	—	N/A	—	123,565
Total	30,395		—

(1) All shares repurchased by us during the three months ended March 31, 2021 were repurchased pursuant to the Share Repurchase Program, described above.

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

EAGLE PHARMACEUTICALS, INC.

DATED: May 10, 2021	By:	/s/ Scott Tarriff
Scott Tarriff
(On behalf of the Registrant and as Chief Executive Officer as Principal Executive Officer)

DATED: May 10, 2021	By:	/s/ Brian J. Cahill
Brian J. Cahill
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)