Form 10-Q
period 2021-09-30
EAGLE PHARMACEUTICALS, INC.
filed 2021-11-09
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of November 2, 2021: 12,913,879 shares.

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
•the number and timing of potential product launches, development initiatives or new indications for the Company’s product candidates, and the commercial potential of additional indications for our products;
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
•the performance of our strategic partners and success of our current strategic partnerships and the timing and results of these partners’ preclinical studies and clinical trials, including the Company’s collaborations with its licensing partners SymBio, Combioxin SA and AOP Orphan Pharmaceuticals GmbH;
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

TABLE OF CONTENTS

		Page
Part I - Financial Information (unaudited)

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the three months and nine months ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

Part II - Other Information

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
	Signatures	47

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$99,741	$103,155
Accounts receivable, net	45,335	50,678
Inventories	9,315	8,075
Prepaid expenses and other current assets	17,303	4,157
Total current assets	171,694	166,065
Property and equipment, net	1,775	2,077
Intangible assets, net	10,799	12,917
Goodwill	39,743	39,743
Deferred tax asset, net	17,713	15,180
Other assets	14,537	17,208
Total assets	$256,261	$253,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,717	$6,268
Accrued expenses and other liabilities	27,714	23,817
Current portion of long-term debt	8,000	8,000
Total current liabilities	48,431	38,085
Other long-term liabilities	3,048	3,959
Long-term debt, less current portion	19,489	25,135
Total liabilities	70,968	67,179
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,886,123 and 16,739,203 shares issued as of September 30, 2021 and December 31, 2020, respectively	17	17
Additional paid in capital	320,566	305,403
Accumulated other comprehensive loss	(882)	—
Retained earnings	82,058	84,489
Treasury stock, at cost, 3,941,541 and 3,682,176 shares as of September 30, 2021 and December 31, 2020, respectively	(216,466)	(203,898)
Total stockholders' equity	185,293	186,011
Total liabilities and stockholders' equity	$256,261	$253,190
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales, net	$12,124	$17,317	$48,865	$49,387
Royalty revenue	27,729	27,611	80,361	83,499
License and other revenue	—	5,000	—	5,000
Total revenue	39,853	49,928	129,226	137,886
Operating expenses:
Cost of product sales	5,486	8,726	21,835	23,804
Cost of royalty revenue	2,773	3,260	8,036	9,120
Research and development	23,289	4,828	47,488	21,390
Selling, general and administrative	18,482	17,697	54,997	60,411
Total operating expenses	50,030	34,511	132,356	114,725
(Loss) income from operations	(10,177)	15,417	(3,130)	23,161
Interest income	197	46	395	542
Interest expense	(396)	(489)	(1,240)	(2,164)
Other expense	(2,284)	(6,049)	(1,797)	(10,249)
Total other expense, net	(2,483)	(6,492)	(2,642)	(11,871)
(Loss) income before income tax benefit (provision)	(12,660)	8,925	(5,772)	11,290
Income tax benefit (provision)	7,038	(1,866)	3,341	(7,358)
Net (loss) income	$(5,622)	$7,059	$(2,431)	$3,932
(Loss) earnings per share attributable to common stockholders:
Basic	$(0.43)	$0.52	$(0.19)	$0.29
Diluted	$(0.43)	$0.51	$(0.19)	$0.28
Weighted average number of common shares outstanding:
Basic	13,077,298	13,531,372	13,103,203	13,620,981
Diluted	13,077,298	13,786,803	13,103,203	13,917,800
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net (loss) income	$(5,622)	$7,059	$(2,431)	$3,932
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) for convertible promissory note	22	—	(882)	—
Total other comprehensive income (loss)	22	—	(882)	—
Comprehensive (loss) income	$(5,600)	$7,059	$(3,313)	$3,932

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at June 30, 2021	16,880	$17	$316,249	$(208,195)	$(904)	$87,680	$194,847
Stock-based compensation expense	—	—	4,084	—	—	—	4,084
Issuance of common stock upon exercise of stock option grants	6	—	233	—	—	—	233
Common stock repurchases	—	—	—	(8,271)	—	—	(8,271)
Other comprehensive income	—	—	—	—	22	—	22
Net (loss)	—	—	—	—	—	(5,622)	(5,622)
Balance at September 30, 2021	16,886	$17	$320,566	$(216,466)	$(882)	$82,058	$185,293

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2020	16,739	$17	$305,403	$(203,898)	$—	$84,489	$186,011
Stock-based compensation expense	—	—	14,873	—	—	—	14,873
Issuance of common stock upon exercise of stock option grants	84	—	1,841	—	—	—	1,841
Issuance of common stock related to vesting of restricted stock units	63	—	(1,551)	—	—	—	(1,551)
Common stock repurchases	—	—	—	(12,568)	—	—	(12,568)
Other comprehensive loss	—	—	—	—	(882)	—	(882)
Net (loss)	—	—	—	—	—	(2,431)	(2,431)
Balance as of September 30, 2021	16,886	$17	$320,566	$(216,466)	$(882)	$82,058	$185,293

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at June 30, 2020	16,622	$17	$291,434	$(176,860)	$69,373	$183,964
Stock-based compensation expense	—	—	4,722	—	—	4,722
Issuance of common stock upon exercise of stock option grants	3	—	42	—	—	42
Payment of employee withholding tax upon vesting of stock-based awards	—	—	—	—	—	—
Issuance of common stock related to vesting of restricted stock units	—	—	—	—	—	—
Common stock repurchases	—	—	—	(23,000)	—	(23,000)
Net income	—	—	—	—	7,059	7,059
Balance at September 30, 2020	16,625	$17	$296,198	$(199,860)	$76,432	$172,787

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2019	16,538	$17	$278,518	$(171,861)	$72,500	$179,174
Stock-based compensation expense	—	—	18,435	—	—	18,435
Issuance of common stock upon exercise of stock option grants	42	—	555	—	—	555
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(1,310)	—	—	(1,310)
Issuance of common stock related to vesting of restricted stock units	45	—	—	—	—	—
Common stock repurchases	—	—	—	(27,999)	—	(27,999)
Net income	—	—	—	—	3,932	3,932
Balance at September 30, 2020	16,625	$17	$296,198	$(199,860)	$76,432	$172,787

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(2,431)	$3,932
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(2,533)	(1,671)
Depreciation expense	575	656
Noncash operating lease expense related to right-of-use assets	768	980
Amortization expense of intangible assets	2,118	1,999
Fair value adjustments on equity investment	1,900	7,700
Stock-based compensation expense	14,873	18,435
Convertible promissory note related credit losses	150	—
Amortization of debt issuance costs	354	301
Fair value adjustments related to derivative instrument	(254)	2,549
Accretion of discount on convertible promissory note	(102)	—
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	5,343	(4,195)
Inventories	(1,240)	(20)
Prepaid expenses and other current assets	(8,821)	(2,774)
Accounts payable	6,449	7,606
Accrued expenses and other liabilities	3,897	(3,916)
Other assets and other long-term liabilities, net	(908)	(1,845)
Net cash provided by operating activities	20,138	29,737
Cash flows from investing activities:
Purchase of equity investment security	—	(17,500)
Purchase of property and equipment	(274)	(577)
Purchase of convertible promissory note	(5,000)	—
Net cash used in investing activities	(5,274)	(18,077)
Cash flows from financing activities:
Proceeds from common stock option exercises	1,841	555
Employee withholding taxes related to stock-based awards	(1,551)	(1,310)
Proceeds from existing revolving credit facility	—	110,000
Repayment of existing revolving credit facility	—	(110,000)
Payment of debt	(6,000)	(3,000)
Repurchases of common stock	(12,568)	(27,999)
Net cash used in financing activities	(18,278)	(31,754)
Net decrease in cash and cash equivalents	(3,414)	(20,094)
Cash and cash equivalents at beginning of period	103,155	109,775
Cash and cash equivalents at end of period	$99,741	$89,681
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$6,303	$3,036
Interest	917	1,878
Right-of-use asset obtained in exchange for lease obligation - lease amendment	—	842
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation and Other Company Information
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 5, 2021.
We are an integrated pharmaceutical company focused on finding ways to help medicines do more for patients. We and our collaborators have the capabilities to take a molecule from preclinical research through regulatory approval and into the marketplace, including development, manufacturing and commercialization. Our business model applies our scientific expertise, proprietary research-based insights and marketplace proficiency to identify challenging-to-treat diseases of the central nervous system or metabolic critical care therapeutic areas as well as in oncology. By focusing on patients' unmet needs, we strive to provide healthcare professionals with urgently needed treatment solutions that are designed to improve patient care and outcomes and create near- and long-term value for our stakeholders, including patients and healthcare providers and our employees, marketing partners, collaborators and investors. Our science-based business model has a proven track record with U.S. Food and Drug Administration ("FDA") approval and commercial launches of three products: Ryanodex® (dantrolene sodium) ("Ryanodex"), bendamustine ready-to-dilute ("RTD") 500ml solution ("Belrapzo"), and rapidly infused bendamustine RTD ("Bendeka"). We market our products through marketing partners and/or our internal direct sales force. We market Ryanodex and Belrapzo, and Teva Pharmaceutical Industries Ltd. ("Teva") markets Bendeka through its subsidiary Cephalon, Inc. SymBio Pharmaceuticals Limited, or SymBio, markets Treakisym, a RTD product, in Japan. Reflecting further expansion of our oncology portfolio, in February 2020, we received final FDA approval for Pemfexy, a branded alternative to Alimta for metastatic non-squamous non-small cell lung cancer and malignant pleural mesothelioma.
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
Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on our business, such as remote working policies, facilitating management’s periodic communication to address employee and business concerns and providing frequent updates to our Board of Directors (“Board”). During the second quarter of 2021, we implemented a plan to reopen our office to allow employees to return to the office, with a focus on employee safety and optimal work environment. Our management continues to monitor and evaluate such plans as the pandemic continues to evolve. We anticipate that the COVID-19 pandemic may also have an impact on the clinical development timelines for certain of our clinical programs. We also anticipate that the COVID-19 pandemic may have an impact on our supply chain. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. In addition, the COVID-19 pandemic has delayed the timing of certain litigation, including the litigation with Par (as defined below) with respect to Vasopressin, and we anticipate that such delays will continue for the duration of the pandemic. The extent to which the COVID-19 pandemic will continue to impact our business, clinical development and regulatory efforts, supply chain and sales efforts, corporate development objectives and the value of, and market for, our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic have impacted our operations and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Financial assets and liabilities measured and recognized at fair value are as follows:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$95,255	$95,255	$—	$—
Convertible promissory note	3,795	—	—	3,795
Embedded derivative asset in convertible promissory note	530	—	—	530
Investment in Tyme	10,300	10,300	—	—
Total financial assets	$109,880	$105,555	$—	$4,325

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$79,682	$79,682	$—	$—
Investment in Tyme	12,200	12,200	—	—
Total financial assets	$91,882	$91,882	$—	$—

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months or nine months ended September 30, 2021 and 2020, respectively.

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

Our investment in restricted shares of common stock of Tyme Technologies, Inc.are classified as Level 1. Refer to Note 12, License and Collaboration Agreements for further details.

The fair value of debt is classified as Level 2 for the periods presented and approximates its book value due to the variable interest rate.
Intangible Assets
We review the recoverability of our finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, we measure the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed as of September 30, 2021.
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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues
Teva - See Revenue Recognition	69%	74%	66%	72%
Other	31%	26%	34%	28%
	100%	100%	100%	100%

	September 30,	December 31,
	2021	2020
Accounts receivable
Teva - See Revenue Recognition	63%	58%
Other	37%	42%
	100%	100%

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
Costs for certain development activities, such as in licensing intellectual property related to new projects, clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the patterns of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid expenses or accrued expenses as deemed appropriate. Recoveries of previously recognized research and development expenses from third parties are recorded as a reduction to research and development expense in the period it becomes realizable.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $0.5 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.
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

Wholesaler fees and other incentives: We generally provide invoice discounts on Belrapzo and Ryanodex sales to our distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to us. The payment terms for sales to distributors generally include a 2% discount for prompt payment which is generally defined in invoice terms as a range from 30 to 70 days, while the fees for distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, we expect our distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from our gross product revenues and accounts receivable at the time such revenues are recognized.

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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of September 30, 2021.
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
We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated grant date fair values. The straight-line method is used to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. The fair value of our stock option awards to employees and directors is estimated using the Black-Scholes valuation model and a Monte Carlo simulation model is used to estimate the fair value for market condition share units. These models require the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, historical forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate is determined with the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The fair value of restricted stock units ("RSUs") granted are estimated based on the trading price of our common stock on the date of grant. The fair value of performance condition performance-based stock units ("PSUs") granted are also estimated based on the trading price of our common stock on the date of grant and adjusted for the probability of achievement of the performance conditions. Forfeitures are estimated for all stock-based awards.

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
The anti-dilutive common share equivalents outstanding for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	2,446,657	3,156,166	2,777,995	2,905,021
Restricted stock units	—	205,891	123,600	225,177
Total	2,446,657	3,362,057	2,901,595	3,130,198

The following table sets forth the computation for basic and diluted net (loss) earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Numerator for basic and diluted (loss) earnings per share-net (loss) earnings	$(5,622)	$7,059	$(2,431)	$3,932
Denominator
Basic weighted average common shares outstanding	13,077,298	13,531,372	13,103,203	13,620,981
Dilutive effect of stock awards	—	255,431	—	296,819
Diluted weighted average common shares outstanding	13,077,298	13,786,803	13,103,203	13,917,800
Basic net (loss) earnings per share
Basic net (loss) earnings per share	$(0.43)	$0.52	$(0.19)	$0.29
Diluted net (loss) earnings per share
Diluted net (loss) earnings per share	$(0.43)	$0.51	$(0.19)	$0.28

All potentially dilutive items were excluded from the diluted share calculation for the three months and nine months ended September 30, 2021 because their effect would have been anti-dilutive, as the Company was in a loss position.

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

3. Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020	Estimated Useful Life (years)
Furniture and fixtures	$1,476	$1,476	7
Office equipment	1,077	1,152	3
Equipment	3,834	3,485	7
Leasehold improvements	1,155	1,155	2
	7,542	7,268
Less accumulated depreciation	(5,767)	(5,191)
Property and equipment, net	$1,775	$2,077

Depreciation expense related to property and equipment amounted to $197 and $196 for the three months ended September 30, 2021 and 2020, respectively, and $575 and $656 for the nine months ended September 30, 2021 and 2020, respectively.

4. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$6,006	$3,515
Work in process	1,309	2,589
Finished products	2,000	1,971
Total inventories	$9,315	$8,075

5. Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2021	2020
Prepaid income taxes	$5,898	$—
Prepaid FDA user fee and advances to clinical research organization	1,478	1,262
Prepaid insurance	468	191
Advances to commercial manufacturers	734	660
Receivable from commercial partner	1,746	439
Convertible promissory note, net	4,551	—
All other	2,428	1,605
Total prepaid expenses and other current assets	$17,303	$4,157

Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Accrued sales reserves	$3,046	$4,966
Royalties payable to commercial partners	4,879	5,996
Accrued salary and other compensation	5,255	4,686
Accrued professional fees	2,552	2,370
Accrued research & development	8,528	2,724
Current portion of lease liability	1,199	1,123
Accrued other	2,255	1,952
Total accrued expenses	$27,714	$23,817

Leases
We lease office space in Woodcliff Lake, New Jersey for our principal office under an amended lease agreement through June 2025. We also lease a lab space in Cambridge, Massachusetts under a lease agreement through April 2024. Both of our leases are classified as operating leases and have remaining lease terms of approximately 3.3 years. The principal office and the lab space leases include renewal options to extend the lease for up to 5 years. Furthermore, we have not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.

The table below summarizes our total lease costs included in the condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	September 30, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,040	$1,323
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$855
Weighted-average remaining lease term - operating leases	3.3 years	4.1 years
Weighted-average discount rate - operating leases	6.0%	6.0%

Balance Sheet Classification as of September 30:
Current lease liabilities (included with Accrued Expenses and other liabilities)	$1,199
Long-term lease liabilities (included with Other long-term liabilities)	3,048
Total lease liabilities	$4,247

6. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		September 30, 2021
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	$15,000	$(4,404)	$10,596
Developed technology	5	8,100	(7,897)	203
Total		$23,100	$(12,301)	$10,799

		December 31, 2020
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	20	15,000	(3,500)	11,500
Developed technology	5	8,100	(6,683)	1,417
Total		$23,100	$(10,183)	$12,917
(i) Represents a one-time payment made to reduce the royalties payable to a third party on Ryanodex net sales.
Amortization expense was $706 and $667 for the three months ended September 30, 2021 and 2020, respectively and $2,118 and $1,999 for the nine months ended September 30, 2021 and 2020, respectively.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of September 30, 2021, and assuming that the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2021 (remainder)	504
2022	1,369
2023	1,570
2024	1,898
2025	1,520
Thereafter	3,938
Total estimated amortization expense	$10,799

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

As of September 30, 2021, we had repurchased an aggregate of 3,941,541 shares of common stock for an aggregate of $219.5 million pursuant to our share repurchase programs in effect since August 2016.

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

During the first quarter of 2018, we introduced a new long-term incentive program with the objective to better align the stock-based awards granted to management with our focus on improving total shareholder return over the long-term. The stock-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and PSUs. PSUs are comprised of awards: i) that would have vested upon achievement of certain share price appreciation conditions or ii) that would have vested upon achievement of certain milestone events. These PSUs expired in the first quarter of 2021.

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

A summary of stock option, RSU and PSU activity under the 2014 Plan during the nine months ended September 30, 2021 and 2020 is presented below:

	Stock Options	RSUs	PSUs
Outstanding at December 31, 2019	3,096,161	251,215	116,181
Granted	662,700	231,450	—
Options exercised/RSUs vested/PSUs vested	(41,951)	(67,970)	—
Forfeited or expired	(185,615)	(53,824)	(11,431)
Outstanding at September 30, 2020	3,531,295	360,871	104,750

Outstanding at December 31, 2020	3,331,890	328,396	97,750
Granted	109,000	106,600	159,000
Options exercised/RSUs vested/PSUs vested	(100,477)	(94,273)	—
Forfeited or expired	(308,815)	(46,941)	(97,750)
Outstanding at September 30, 2021	3,031,598	293,782	159,000

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.82% - 0.93%	0.37% - 0.41%	0.51% - 1.12%	0.37% - 1.65%
Volatility	54.92%	55.42%	56.07%	54.98%
Expected term (in years)	6.08 years	6.07 years	5.68 years	6.03 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

We recognized stock-based compensation in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$2,515	$3,685	$8,393	$12,831
RSUs	1,046	928	4,051	4,115
PSUs	523	109	2,429	1,489
Stock-based compensation expense	$4,084	$4,722	$14,873	$18,435

Selling, general and administrative	$3,443	$5,236	$12,696	$16,365
Research and development	641	(514)	2,177	2,070
Stock-based compensation expense	$4,084	$4,722	$14,873	$18,435

8. Commitments
Our future material contractual obligations as of September 30, 2021, included the following:

Obligations	Total	2021	2022	2023	2024	2025	2026	Beyond
Operating leases (1)	$4,680	$351	$1,423	$1,455	$1,038	$413	$—	$—
Credit facility (2)	28,000	2,000	26,000	—	—	—	—	—
Purchase obligations (3)	53,176	53,176	—	—	—	—	—	—
Total obligations	$85,856	$55,527	$27,423	$1,455	$1,038	$413	$—	$—

(1) We lease our corporate office location. The term of our existing lease expires on June 30, 2025. We also lease our lab space under a lease agreement that expires on October 31, 2023. Rental expense for the operating leases was $325 and $276, for the three months ended September 30, 2021 and 2020, respectively. Rental expense for the operating leases was $976 and $910 for the nine months ended September 30, 2021 and 2020. The remaining future lease payments under the operating leases are $4.7 million as of September 30, 2021.
(2) Refer to Note 9, “Debt” for further information regarding our Credit Agreement.
(3) As of September 30, 2021, we had purchase obligations in the amount of $53.2 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligations under the supply agreements are primarily for finished product, inventory, and research and development.

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
We classified the current portion of long-term debt of $8 million on the condensed consolidated balance sheet as of September 30, 2021. Per the terms of the Credit Agreement, the Company is limited in its ability to pay dividends. As of September 30 2021, we were in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.
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

As of September 30, 2021, we had $0.5 million of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

Debt Maturities	As of September 30, 2021
2021 (remainder)	$2,000
2022	26,000
Total	$28,000

10. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax benefit (provision)	$7,038	$(1,866)	$3,341	$(7,358)
Effective tax rate	56%	21%	58%	65%

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
The effective tax rate for the three and nine months ended September 30, 2021, reflects an interim tax benefit resulting from our research and development expense of acquired licenses and credits for research and development activity, partially offset by impact of certain non-deductible executive compensation and expired stock compensation. We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results, including the fair value adjustment on our investment in Tyme may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.
Deferred income tax assets as of September 30, 2021 consisted of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets.
We file income tax returns in the U.S. federal jurisdiction and several states. Given that we have incurred tax losses in most years since our inception, all of our tax years are effectively open to examination. We are currently under audit by three State tax jurisdictions. We had no amount recorded for any unrecognized tax benefits as of September 30, 2021. We regularly evaluate our tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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

Commercial Litigation
Cipla v. Eagle
On April 16, 2020, Cipla Limited (“Cipla”) filed a request for arbitration against Eagle with the London Court of International Arbitration. The request alleges that Eagle’s refusal to take delivery of several batches of Argatroban finished drug product constitutes a breach of the parties’ December 14, 2012 supply agreement. Eagle believes that the allegations against it are without merit and is vigorously defending itself in the Arbitration, which was scheduled for June 2021, has been rescheduled for April 2022.

Patent Litigation
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

We, Cephalon, Inc. and/or Teva Pharmaceuticals International GMBH (together the “Patentees”), filed separate suits against Slayback, Apotex, Fresenius, Mylan, Hospira, Lupin, and Aurobindo in the United States District Court for the District of Delaware on August 16, 2017 (Slayback (“Slayback I”)), August 18, 2017 (Apotex), August 24, 2017 (Fresenius), December 12, 2017 (Mylan), January 19, 2018 (Slayback (“Slayback II”)), July 19, 2018 (Hospira), and July 2, 2019 (Lupin) and May 11, 2020 (Aurobindo). In these Complaints, the Patentees allege infringement of the challenged patents, namely U.S. Patent Nos. 8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin and of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385 against Aurobindo. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes (the “Consolidated Bendeka Litigation”), and a bench trial in these cases was held September 9-19, 2019. On April 27, 2020, the district court held that the asserted patents are valid and infringed by Slayback, Apotex, Fresenius and Mylan. On July 6, 2020, the district court entered a final judgment reflecting this decision, stating that pursuant to 35 U.S.C. § 271(e)(4)(A), the FDA shall not approve Apotex’s, Fresenius’s, Mylan’s, or Slayback’s ANDA products on a date which is earlier than January 28, 2031, and enjoining Apotex, Fresenius, Mylan, and Slayback from commercially manufacturing, using, offering to sell, or selling within the US or importing into the US, their ANDA products before that date. On August 4, 2020, Apotex, Fresenius, and Mylan appealed this final judgment, and filed their opening briefs on November 4, 2020. Plaintiffs’ responsive appeal brief was filed on February 12, 2021. Defendants’ reply briefs were filed April 5, 2021. On August 2, 2021, Fresenius’s appeal was dismissed pursuant to a settlement agreement reached with Patentees. Oral argument for the remaining defendants occurred on August 3, 2021. On August 13, 2021, the appeals court affirmed the trial court’s decision. The mandate was issued on October 22, 2021.

Hospira filed a motion to dismiss, which was fully briefed on November 16, 2018. On December 16, 2019, the United States District Court for the District of Delaware denied Hospira’s motion to dismiss with respect to U.S. Patent No. 9,572,887 and granted that motion with respect to the remaining patents. On December 15, 2020, the Court held a claim construction hearing, ruling in our favor on all claim terms. Fact discovery closed on April 1, 2021. Expert discovery is ongoing. Trial has been rescheduled for April 25, 2022. The case remains pending.

On March 10, 2020, the parties filed a stipulation and order of dismissal without prejudice as to Lupin, which the Court entered March 11, 2020.

Aurobindo answered the Complaint on July 20, 2020. The parties exchanged initial disclosures on December 11, 2020. Plaintiffs provided their infringement contentions on March 12, 2021. On October 20, 2021 the Court entered a stipulation of dismissal based on a settlement between the parties.

Patentees filed suit against Dr. Reddy’s Laboratories on May 13, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. Dr. Reddy’s answer was filed August 16, 2021. Scheduling for the case is ongoing.

Patentees filed suit against Accord Healthcare on June 29, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. Accord has answered the complaint.

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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company, Apotex, Inc. and Apotex Corp.
Both Slayback and Apotex filed NDAs referencing Eagle’s Belrapzo NDA. On August 31, 2021, the Company filed suit against Slayback and Apotex in the United States District Court for the District of Delaware, alleging infringement of U.S. Patent No. 11,103,483. On September 22, 2021, both Slayback and Apotex filed their Answers. Scheduling for the case is ongoing.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together, “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation took place on March 3, 2020. On April 17, 2020, we submitted a letter requesting leave to file a motion for summary judgment of non-infringement. Par’s responsive letter was submitted on May 8, 2020. On May 18, 2020, the court said it would hear non-infringement arguments at trial and not through summary judgment. Fact discovery ended in October 2019, and expert discovery ended in February 2020. Due to the COVID-19 pandemic, the trial, which was scheduled to begin May 18, 2020, was rescheduled to and occurred on July 7-9, 2021. Post-trial briefing was submitted on July 28, 2021. The Court issued an opinion on August 31, 2021 and entered a final judgment of non-infringement in favor of Eagle on September 16, 2021. Par filed a Notice of Appeal of the final judgment on September 22, 2021, and the appeal was docketed with the United States Court of Appeals for the Federal Circuit on September 23, 2021. The 30-month stay of FDA approval expired on October 17, 2020. This suit is pending.

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

12. License and Collaboration Agreements

License agreement with Combioxin

In August 2021, we entered into a license agreement with Combioxin, SA under which the Company was granted exclusive, worldwide development and commercialization rights to CAL02, a novel first-in-class antitoxin agent ready for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs. The Company will be solely responsible for the development, regulatory, manufacturing and commercialization activities of CAL02. Combioxin will assist the Company in transitioning the manufacturing and supply of CAL02 to the Company.

Under the terms of the agreement, we paid $10 million as upfront license consideration that was expensed immediately as research and development and is reflected within the operating activities of the condensed consolidated statements of cash flows. The Company may pay to Combioxin up to $105 million upon achievement of certain development, regulatory and sales based milestone payments plus royalty payments at royalty rates ranging in low double digit percentages on the net sales of all products sold, subject to certain adjustments as provided in the agreement. The Company is also obligated to make certain payments based upon amounts received by sublicensees under the agreement.

License agreement with AOP Orphan

In August 2021, we entered into a licensing agreement with AOP Orphan Pharmaceuticals GmbH (“AOP Orphan”), a privately owned Austrian company devoted to the treatment of rare and special diseases, for the commercial rights to its product, landiolol in the United States. Landiolol, a leading hospital emergency use product, is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias. We will support the submission of a new drug application (“NDA”) by AOP Orphan to the FDA seeking approval for landiolol for the short term reduction of ventricular rate in patients with supraventricular tachycardia (“SVT”), including atrial fibrillation and atrial flutter.

Under the terms of the agreement, we accrued a $5 million upfront license consideration that was expensed immediately as research and development and is reflected within the operating activities of the condensed consolidated statements of cash flows. The Company may pay to AOP Orphan up to $25 million upon achievement of certain regulatory milestone payments plus profit share payments, subject to certain adjustments as provided in the agreement. We also entered into a supply agreement at the same time as the licensing agreement.

Collaboration with Tyme
On January 7, 2020, Tyme and we announced a strategic collaboration to advance SM-88, an oral product candidate for the treatment of patients with cancer. SM-88 is an investigational agent in two Phase II studies, one for pancreatic cancer and another for prostate cancer.
Under the terms of a related co-promotion agreement, we would be responsible for 25% of the promotional sales effort of SM-88 and would receive 15% royalty on the net revenues of SM-88 in the United States. Tyme is responsible for clinical development, regulatory approval, commercial strategy, marketing, reimbursement and manufacturing of SM-88. Tyme retains the remaining 85% of net U.S. revenues and reserves the right to repurchase our U.S. co-promotion right for $200.0 million.

Our equity investment in Tyme is included in Other assets on our condensed consolidated balance sheet. For the three months ended September 30, 2021 and 2020, the fair value adjustments for the equity investment was a loss of $2.3 million and $3.5 million, respectively. For the nine months ended September 30, 2021 and 2020, the fair value adjustments for the equity investment was a loss of $1.9 million and a loss of $7.7 million, respectively. These adjustments were recorded in Other (expense) income on our condensed consolidated statements of operations.

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

The following table summarizes the amounts recorded and activity during the nine months ended September 30, 2021;

	Initial	Fair Value Adjustments to the note	Accretion of Discount	Estimated Credit Loss	Interest Income	Fair Value Adjustment to Embedded Derivative	September 30, 2021
Fair value of the note	$5,000	$(882)	$—	$—	$—	$—	$4,118
Discount on the note	(276)	—	102	—	—	—	(174)
Estimated Credit Loss	—	—	—	(150)	—	—	(150)
Convertible Promissory Note, net	$4,724	$(882)	$102	$(150)	$—	$—	$3,794

Embedded Derivative	$276	$—	$—	$—	$—	$254	$530

Interest Receivable	$—	$—	$—	$—	$227	$—	$227

Total in Other Current Assets	$5,000	$(882)	$102	$(150)	$227	$254	$4,551

The following table summarizes the activity during the three months ended September 30, 2021;

	June 30, 2021	Fair Value Adjustments to the note	Accretion of Discount	Estimated Credit Loss	Interest Income	Fair Value Adjustment to Embedded Derivative	September 30, 2021
Fair value of the note	$4,096	$22	$—	$—	$—	$—	$4,118
Discount on the note	(220)	—	46	—	—	—	(174)
Estimated Credit Loss	(100)	—	—	(50)	—	—	(150)
Convertible Promissory Note, net	$3,776	$22	$46	$(50)	$—	$—	$3,794

Embedded Derivative	$464	$—	$—	$—	$—	$66	$530

Interest Receivable	$125	$—	$—	$—	$102	$—	$227

Total in Other Current Assets	$4,365	$22	$46	$(50)	$102	$66	$4,551

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
Our science-based business model has a proven track record with the U.S. Food and Drug Administration, or FDA, approval and commercial launches of three products: Ryanodex, Belrapzo and Bendeka. We market our products through marketing partners and/or our internal direct sales force. We market Ryanodex and Belrapzo, and Teva markets Bendeka through its subsidiary, Cephalon, Inc. SymBio Pharmaceuticals Limited, or SymBio, markets Treakisym, a RTD product, in Japan. Reflecting further expansion of our oncology portfolio, in February 2020, we received final FDA approval for Pemfexy, a branded alternative to Alimta for metastatic non-squamous non-small cell lung cancer and malignant pleural mesothelioma. We expect to launch Pemfexy in early 2022.
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

Recent Developments
Vasopressin - Patent litigation
On February 2, 2021, we also announced that our ongoing patent suit with Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC, or together, Par, was rescheduled to July 7, 2021. The trial took place on July 7-9, 2021, and post-trial briefing was submitted on July 28, 2021. On August 31, 2021, we announced the U.S. District Court for the District of Delaware held that Eagle's proposed vasopressin product does not infringe any of the patents Par asserted against the Company. We are confident that our ANDA will be approved in a reasonable timeframe.

Combioxin License Agreement

In August 2021, we entered into a license agreement with Combioxin, SA under which the Company was granted exclusive, worldwide development and commercialization rights to CAL02, a novel first-in-class antitoxin agent ready for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs. The Company will be solely responsible for the development, regulatory, manufacturing and commercialization activities of CAL02. Combioxin will assist the Company in transitioning the manufacturing and supply of CAL02 to the Company.

Under the terms of the agreement, we paid $10 million as upfront license consideration that was expensed immediately as research and development. The Company may pay to Combioxin up to $105 million upon achievement of certain development, regulatory and sales based milestone payments plus royalty payments at royalty rates ranging in low double digit percentages on the net sales of all products sold, subject to certain adjustments as provided in the agreement. The Company is also obligated to make certain payments based upon amounts received by sublicensees under the agreement.

We and Combioxin will establish a joint development committee to review and discuss the overall strategy for the development and regulatory activities of CAL02, oversee the activities under the license agreement, including with respect to clinical trials and manufacturing activities, and perform such other functions as expressly set forth in the license agreement or allocated to it by the parties.

AOP License Agreement

In August 2021, we entered into a licensing agreement with AOP Orphan Pharmaceuticals GmbH (“AOP Orphan”), a privately owned Austrian company devoted to the treatment of rare and special diseases, for the commercial rights to its product, landiolol in the United States. Landiolol, a leading hospital emergency use product, is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias. We will support the submission of a NDA by AOP Orphan to the FDA seeking approval for landiolol for the short term reduction of ventricular rate in patients with SVT, including atrial fibrillation and atrial flutter. We anticipate the filing of such NDA in the first half of 2022, with an expected ten-month review, based on feedback from the FDA provided during AOP Orphan’s Type C meeting with the FDA. We will be responsible for the U.S. commercialization of the product upon approval. Landiolol, which has not previously been marketed in the U.S., is covered by several patents, and we anticipate five years of new chemical entity exclusivity. Landiolol is already commercially available in Japan and several European markets. The licensing agreement is subject to regulatory clearance. We also entered into a supply agreement at the same time as the licensing agreement.
We accrued $5 million as upfront license consideration, and we may pay up to $25 million upon achievement of certain regulatory milestone payments plus profit share payments, subject to certain adjustments as provided in the license agreement.

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

Pursuant to our license agreement with SymBio, SymBio may develop and commercialize our bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product in Japan. SymBio currently markets in Japan Treakisym, a RTD bendamustine hydrochloride indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma, or MCL, and as a first line treatment of low-grade NHL and MCL. Under the license agreement, SymBio may develop and market certain other bendamustine hydrochloride products in Japan for limited indications. As part of the agreement, SymBio assumed responsibility for securing regulatory approval of the Treakisym RTD and RI products using the licensed technology in Japan.

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
Product Sales. Through September 30, 2021, we have recognized revenues from product sales including Bendeka, Treakisym, Ryanodex and Belrapzo. Sales of Bendeka were made to our commercial partner, Teva, and are typically made at little or no profit for resale. Sales of Treakisym were made to Symbio pursuant to a supply agreement with Symbio. Ryanodex and Belrapzo were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the nine months ended September 30, 2021 reflects certain non-deductible executive compensation and expired stock compensation, partially offset by credits for research and development activity and excess tax deduction we can realize for our stock based awards. The effective tax rate for the nine months ended September 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation and changes in state filing positions, partially offset by credits for research and development activity.

.

Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020
Revenues

	Three Months Ended September 30,		(Decrease) Increase
	2021	2020
	(in thousands)
Product sales, net	$12,124	$17,317	$(5,193)
Royalty revenue	27,729	27,611	118
License and other revenue	—	5,000	(5,000)
Total revenue	$39,853	$49,928	$(10,075)

Our product sales decreased $5.2 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was attributable to lower product sales for Belrapzo and Bendeka of $3.8 million and $3.3 million, respectively, which were primarily due to volume decreases, partially offset by $1.6 million in product sales of Treakisym, following the launch of Treakisym in Japan by Symbio in the first quarter of 2021.

Our royalty revenue increased $0.1 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily as a result of $1.2 million royalty revenue from Treakisym, offset by $1.1 million decrease in royalty revenue from Bendeka.

We earned a $5.0 million milestone payment during the three months ended September 30, 2020 when SymBio received regulatory approval for Treakisym RTD bendamustine formulation from the Pharmaceuticals and Medical Devices Agency in Japan.

Cost of revenue

	Three Months Ended September 30,		Decrease
	2021	2020
	(in thousands)
Cost of product sales	$5,486	$8,726	$(3,240)
Cost of royalty revenue	2,773	3,260	(487)
Total cost of revenue	$8,259	$11,986	$(3,727)

Our cost of product sales decreased $3.2 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was primarily attributable to a decrease of $3.6 million in Bendeka cost of revenue resulting from lower product unit sales, coupled with a decrease of $1.2 million in Belrapzo cost of revenue resulting from lower product unit sales. These decreases were partially offset by an increase of $1.5 million in Treakisym cost of revenue resulting from product unit sales, following the launch of Treakisym RTD in Japan by Symbio in the first quarter of 2021.

Our cost of royalty revenue decreased by $487 thousand during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was primarily attributable to costs related to the royalty revenue for Belrapzo and Bendeka of $0.5 million and $0.1 million, respectively. These decreases were partially offset by an increase in costs as a result of royalties related to Treakisym of $0.1 million.

Research and development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended September 30,		Increase /(Decrease)
	2021	2020
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$729	$474	$255
Vasopressin	2,086	1,298	788
CAL02 / Combioxin	10,000	—	10,000
Landilol / AOP	5,000	—	5,000
Pemfexy	1,386	288	1,098
All other projects	602	904	(302)
Salary and other personnel related costs	3,486	1,864	1,622
Research and development	$23,289	$4,828	$18,461

Our research and development expenses increased $18.5 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase primarily resulted from a $10.0 million upfront payment related to our license agreement with Combioxin, a $5.0 million upfront payment related our licensing agreement with AOP Orphan, a $0.8 million increase in development cost for the Vasopressin project, a $1.1 million increase related to Pemfexy and a $1.2 million increase in stock compensation, included with Salary and other personnel related costs.

Selling, general and administrative

	Three Months Ended September 30,		Increase
	2021	2020
	(in thousands)
Selling, general and administrative	$18,482	$17,697	$785

Our selling, general and administrative expenses increased $0.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase is primarily related to an increase in external legal costs partially offset by a decrease in stock compensation expense.

Other expense, net

	Three Months Ended September 30,		Increase / (Decrease)
	2021	2020
	(in thousands)
Interest income	$197	$46	$151
Interest expense	(396)	(489)	(93)
Other expense	(2,284)	(6,049)	3,765
Total other expense, net	$(2,483)	$(6,492)	$4,009

Our interest income slightly increased $151 thousand for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase is primarily due to accrued interest recorded on the convertible promissory note agreement entered into in the first quarter of 2021.

Our interest expense decreased $0.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This decrease is primarily due to lower borrowings from our revolving credit facility during the three months ended September 30, 2021.

Our other (expense) income was a net expense of $2.3 million for the three months ended September 30, 2021 as compared to a net expense of $6.0 million the three months ended September 30, 2020. The $2.3 million related to fair value adjustments on our equity investment in Tyme during the three months ended September 30, 2021. The $6.0 million primarily related to fair value adjustments on the Company’s equity investment in Tyme in the amount of $3.5 million and the related fair value adjustments related to the final settlement of the $25.0 million accelerated share repurchase, or ASR, transaction with JPMorgan Chase Bank, National Association, or JP Morgan, as part of our existing $160 million share repurchase program. We determined the ASR contained a forward contract and therefore we recorded fair value adjustments on unsettled accelerated share repurchase agreement in the amount of $2.5 million in the three months ended September 30, 2020.

Income tax benefit (provision)

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Benefit (provision) for income taxes	$7,038	$(1,866)
Effective tax rate	56%	21%

The effective tax rate for the three months ended September 30, 2021, reflects an interim tax benefit resulting from our research and development expense of acquired licenses and credits for research and development activity, partially offset by impact of certain non-deductible executive compensation and expired stock compensation. The effective tax rate for the three months ended September 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation partially offset by credits for research and development activity.

Comparison of Nine Months Ended September 30, 2021 and 2020
Revenues

	Nine Months Ended September 30,		(Decrease)
	2021	2020
	(in thousands)
Product sales, net	$48,865	$49,387	$(522)
Royalty revenue	80,361	83,499	(3,138)
License and other revenue	—	5,000	(5,000)
Total revenue	$129,226	$137,886	$(8,660)

Our product sales decreased $0.5 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily driven by decreases in product sales of Ryanodex of $1.2 million and Bendeka of $3.9 million primarily due to a decrease in unit volume. These decreases were partially offset by $3.9 million in product sales of Treakisym, following the launch of Treakisym RTD in Japan by Symbio in the first quarter of 2021, coupled with an increase in product sales of $0.9 million of Belrapzo primarily due to unit volume.

Our royalty revenue decreased $3.1 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily as a result of lower royalties on Teva's sales of Bendeka of $5.0 million, which were partially offset by new royalties on Symbio's sales of Treakisym of $2.2 million.

Cost of revenue

	Nine Months Ended September 30,		(Decrease)
	2021	2020
	(in thousands)
Cost of product sales	$21,835	$23,804	$(1,969)
Cost of royalty revenue	8,036	9,120	(1,084)
Total cost of revenue	$29,871	$32,924	$(3,053)

Our cost of product sales decreased $2.0 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily as a result of decreased cost of product sales of Ryanodex of $1.7 million and of Bendeka of $4.9 million, each related to lower unit sales. These decreases were partially offset by an increase of $3.9 million in Treakisym cost of product sales resulting from product unit sales, following the launch of Treakisym RTD in Japan by Symbio in the first quarter of 2021 coupled with an increase for Argatroban of $0.4 million related end of product life costs.

Our cost of royalty revenue decreased $1.1 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily as a result of a decrease in royalty revenue on Teva’s sales of Bendeka coupled with lower cost of royalty associated with Belrapzo and the ending of royalties related to Argatroban.

Research and development

	Nine Months Ended September 30,		Increase / (Decrease)
	2021	2020
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$5,207	$4,633	$574
Vasopressin	7,297	2,440	4,857
Ryanodex related projects	3,625	2,325	1,300
CAL02 / Combioxin	10,000	—	10,000
Landilol / AOP	5,000	—	5,000
Pemfexy	2,502	340	2,162
All other projects	2,475	1,810	665
Salary and other personnel related costs	11,382	9,842	1,540
Research and development	$47,488	$21,390	$26,098

Our research and development expenses increased $26.1 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase primarily resulted from a $10.0 million upfront payment related to our license agreement with Combioxin, a $5.0 million upfront payment related our licensing agreement with AOP Orphan, a $4.9 million increase in development cost for the Vasopressin project, a $2.2 million increase related to Pemfexy, coupled with a net increase in our Ryanodex related projects of $1.3 million and a $1.5 million total increase in salaries, bonuses, and severance, included with Salary and other personnel related costs.

Selling, general and administrative

	Nine Months Ended September 30,		(Decrease)
	2021	2020
	(in thousands)
Selling, general and administrative	$54,997	$60,411	$(5,414)

Our selling, general and administrative expenses decreased $5.4 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease is primarily related to lower stock compensation expense of $3.7 million, the non-recurrence of $2.5 million of costs related to the collaboration with Tyme in 2020, coupled with decreased spend on marketing consultants of $1.1 million, partially offset by increased expense related to ongoing litigation matters of $2.4 million.

Other expense, net

	Nine Months Ended September 30,		(Decrease) / Increase
	2021	2020
	(in thousands)
Interest income	$395	$542	$(147)
Interest expense	(1,240)	(2,164)	(924)
Other expense	(1,797)	(10,249)	8,452
Total other expense, net	$(2,642)	$(11,871)	$9,229

Our interest income decreased $0.1 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease is primarily due to lower interest rates associated with money market funds as compared to the nine months ended September 30, 2020.

Our interest expense decreased $0.9 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease is primarily due to lower borrowings from our revolving credit facility during the 2021 year to date period.

Our other (expense) income was an expense amount of $1.8 million for the nine months ended September 30, 2021 as compared to an expense amount of $10.2 million for the nine months ended September 30, 2020. The $1.8 million expense amount for the nine months ended September 30, 2021 primarily resulted from fair value adjustments on equity investment in Tyme during the nine months ended September 30, 2021. The $10.2 million expense amount for the nine months ended September 30, 2020 related to fair value adjustments on equity investment in Tyme in the amount of $7.7 million and the related fair value adjustments related to the final settlement of the $25.0 million ASR transaction with JPMorgan. We determined the ASR contained a forward contract and therefore we recorded fair value adjustments on unsettled accelerated share repurchase agreement in the amount of $2.5 million in the nine months ended September 30, 2020.

Income tax benefit (provision)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Benefit (Provision) for income taxes	$3,341	$(7,358)
Effective tax rate	58%	65%

The effective tax rate for the nine months ended September 30, 2021, reflects an interim tax benefit resulting from our research and development expense of acquired licenses and credits for research and development activity, partially offset by impact of certain non-deductible executive compensation and expired stock compensation. The effective tax rate for the nine months ended September 30, 2020 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation, non-deductible nature of the fair value adjustment on the unsettled ASR agreement and changes in state filing positions, partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital requirements, product development costs and operating expenses. Cash and cash equivalents were $99.7 million and $89.7 million as of September 30, 2021 and September 30, 2020, respectively.

For the nine months ended September 30, 2021, we realized a net loss of $2.4 million. As of September 30, 2021, our working capital surplus was $123.3 million. For the nine months ended September 30, 2020, we realized net income of $3.9 million.
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

Operating Activities:

Net cash provided by operating activities for the nine months ended September 30, 2021 was $20.1 million. Net loss for the period was $2.4 million offset by the net of non-cash adjustments of approximately $17.8 million from deferred income taxes, depreciation expense, amortization expense of right-of-use assets, amortization expense of intangible assets, fair value adjustments on equity investment, stock-based compensation expense, amortization of debt issuance costs and other items. Net changes in working capital increased cash from operating activities by approximately $4.7 million, due to changes in working capital accounts. The total amount of accounts receivable at September 30, 2021 was approximately $45.3 million, which included $17.4 million related to product sales and $27.9 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 70 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter.

Investing Activities:

Net cash used by investing activities for the nine months ended September 30, 2021 was $5.3 million, as a result of $5.0 million of investment to purchase a convertible promissory note and we spent $0.3 million for purchases of property and equipment.

Financing Activities:

Net cash used by financing activities for the nine months ended September 30, 2021 was $18.3 million, as a result of $6 million of principal payments for debt required by our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, or the Credit Agreement, $12.6 million in payments related to the repurchases of our common stock, $1.6 million of payments associated with employee withholding tax upon vesting of stock-based awards, partially offset by $1.8 million of proceeds from common stock exercises of employee stock options.

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

During the nine months ended September 30, 2021, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic, which impacts include a decrease in revenue from sales of Belrapzo resulting, in part, from a decrease in inventory stocking and utilization rates, as well as a decrease in research and development expenses partially resulting from preclinical program delays. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
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
•Liquidity and Capital Resources: We believe that future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months. While the COVID-19 pandemic has not had, and we do not expect it to have, a material adverse effect on our liquidity, the situation continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to be able to obtain future funding under the terms of the Credit Agreement, for general corporate purposes and any strategic acquisitions.
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

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact on our results of operations during the nine months ended September 30, 2021 and, it could have a material adverse impact on our financial condition and results of operations in the future.

Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the nine months ended September 30, 2021, as compared to the obligations disclosed in our Annual Report.
Our future material contractual obligations included the following as of September 30, 2021 (in thousands):

Obligations	Total	2021	2022	2023	2024	2025	2026	Beyond
Operating leases (1)	$4,680	$351	$1,423	$1,455	$1,038	$413	$—	$—
Credit facility (2)	28,000	2,000	26,000	—	—	—	—	—
Purchase obligations (3)	53,176	53,176	—	—	—	—	—	—
Total obligations	$85,856	$55,527	$27,423	$1,455	$1,038	$413	$—	$—
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. We also lease lab space under a lease agreement that expires on April 1, 2024.
(2) Refer to Note 9 Debt for details of our Credit Agreement.
(3) As of September 30, 2021, we had purchase obligations in the amount of $53.2 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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

Based on their evaluation at September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or collectively, the ACA, was passed, which significantly changed health care financing by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, the current U.S. President issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current Presidential administration will impact the ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the former U.S. Presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in May 2019, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. In a final rule issued by CMS on December 31, 2020, CMS established a broader definition for a “line extension” drug such that the line extension of the initial brand name listed drug would not need to be an oral solid dosage form. This final rule, may impact the rebate amounts associated with our products and negatively affect the commercial success of our products. Additionally, on December 2, 2020, CMS published changes to the Medicare Physician Fee Schedule for Calendar Year 2021 that also may adversely impact the coverage and reimbursement of our products. Under the changes, CMS will assign certain 505(b)(2) drug products to existing multiple source drug codes because, according to CMS, some drug products approved under the 505(b)(2) pathway share similar labeling and uses with generic drugs that are assigned to multiple source drug codes. CMS noted that this change is consistent with efforts to “curb drug prices” and encourages competition among products that are described by one billing code and share similar labeling. On July 24, 2020 and September 13, 2020, the former U.S. Presidential administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the current administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the former President’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

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

We made the following purchases of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
July 1, 2021 to July 31, 2021	—	N/A	—	120,691
August 1, 2021 to August 31, 2021	—	N/A	—	120,691
September 1, 2021 to September 30, 2021	158,680	$52.12	158,680	113,316
Total	158,680		158,680

(1) All shares repurchased by us during the three months ended September 30, 2021 were repurchased pursuant to the Share Repurchase Program, described above.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
10.1+	(1)	License Agreement, dated as of August 19, 2021, between the Registrant and Combioxin SA.
10.2+	(1)	License Agreement, dated as of August 6, 2021, between the Registrant and AOP Orphan Pharmaceuticals GmbH.
31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1) Filed herewith.

+ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

EAGLE PHARMACEUTICALS, INC.

DATED: November 9, 2021	By:	/s/ Scott Tarriff
Scott Tarriff
(On behalf of the Registrant and as Chief Executive Officer as Principal Executive Officer)

DATED: November 9, 2021	By:	/s/ Brian J. Cahill
Brian J. Cahill
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)