Form 10-K
period 2021-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2022-03-08
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $437,105,101 computed by reference to the last reported sale price of $42.80 per share as reported by The Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of February 28, 2022 was 12,697,101 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for our 2022 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Eagle Pharmaceuticals, Inc.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•the potential benefits and commercial potential of our approved products, including rapidly infused bendamustine RTD, or Bendeka, Ryanodex® (dantrolene sodium), or Ryanodex, and bendamustine ready-to-dilute, or RTD, 500ml solution, or Belrapzo, TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride, PEMFEXY™, and vasopressin, for approved indications and any expanded uses;
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
•the initiation, timing, design, progress and results of our preclinical studies and clinical trials, and our research and development programs;
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
•the impact of the ongoing coronavirus 2019, or COVID-19, pandemic on our business and operations, results of operations and financial performance including: disruption in the sales of our marketed products; delays, interruptions or other adverse effects to clinical trials and patient enrollment, or interruptions to key clinical trial activities such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers or others; delays in regulatory review; manufacturing and supply chain interruptions; and the adverse effects on healthcare systems and disruption of the global economy overall;
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
•our ability to prevent or minimize the effects of litigation; and
•our expectations regarding anticipated future costs, operating expenses and capital requirements.

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

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks and trade names. The Company does not intend its use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of the Company by, any other entity.

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
a.If we cannot sustain profitability, our business, prospects, operating results and financial condition would be materially harmed.
b.We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
c.If we are unable to successfully conduct our sales and marketing capabilities or if our commercial partners do not adequately perform, the commercial opportunity for our products may be diminished.
d.If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs.
e.We may sell additional equity or incur additional debt to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.
f.We cannot give any assurance that we will receive regulatory approval for our product candidates, which is necessary before they can be commercialized.
g.Current and future legislation and regulations may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain for our products.
h.If we are unable to differentiate our products or product candidates from branded reference drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the ability to successfully commercialize our product candidates would be adversely affected.
i.Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.
j.Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence product sales. We may also find it difficult to enroll patients in our clinical trials, which could delay or prevent development of our product candidates.
k.Our drug development strategy relies heavily upon the 505(b)(2) regulatory pathway, which requires us to certify that we do not infringe upon third-party patents covering approved drugs. Such certifications typically result in third-party claims of intellectual property infringement, the defense of which will be costly and time consuming, and which may delay or prevent the review or approval of our product candidates; in addition, an unfavorable outcome in any litigation may prevent or delay our development and commercialization efforts which would harm our business.
l.Our commercial success depends upon attaining significant market acceptance of our products and product candidates, if approved, among physicians, nurses, pharmacists, patients and the medical community.
m.A substantial portion of our total revenues is derived from sales of a limited number of products.
n.The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.
o.We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
p.We rely on limited sources of supply for our products and product candidates, and any disruption in the chain of supply may impact production and sales of our products and cause delay in developing and commercializing our product candidates.
q.Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
r.Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could negatively affect our operating results and business..
s.If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
t.Our stock price may continue to fluctuate significantly.
u.There is no assurance that our share repurchase program will result in repurchases of our common stock or enhance stockholder value.
v.Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

w.Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

Table of Contents

EAGLE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2021

PART I
Item 1. Business
Company Overview
Organization
We are a pharmaceutical company registered at and with principal offices at 50 Tice Boulevard, Suite 315, Woodcliff Lake, New Jersey 07677. We also have a research and development facility in Cambridge, Massachusetts and an office space in Palm Beach Gardens, Florida.

Business
We are a fully integrated pharmaceutical company with research and development, clinical, manufacturing and commercial expertise. We are committed to developing innovative medicines that result in meaningful improvements in patients’ lives. Our commercialized products include RYANODEX®, BENDEKA®, BELRAPZO®, TREAKISYM®, and PEMFEXY™ and our oncology and CNS/metabolic critical care pipeline includes product candidates we believe have the potential to address underserved therapeutic areas across multiple disease states.
Recent Developments
PEMFEXY
On February 1, 2022, we announced the commercial availability of our novel product PEMFEXY™ (pemetrexed for injection) in the United States. A branded alternative to ALIMTA®, PEMFEXY is a ready-to-use liquid with a unique J-code approved to treat nonsquamous non-small cell lung cancer and mesothelioma.

Prevously, in February 2020, Eagle received final approval from the U.S. Food and Drug Administration, or FDA, of our New Drug Application, or NDA, for PEMFEXY, following the settlement agreement of patent litigation with Eli Lilly and Company (NYSE: LLY) in December 2019. The agreement provided for a release of all claims by the parties and allowed for an initial entry of PEMFEXY into the market (equivalent to approximately a three-week supply of ALIMTA utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022. Under the settlement agreement, we will pay a royalty equal to one percent of the net sales of PEMFEXY during the royalty term, which will end no later than May 24, 2022.

Landiolol
On January 31, 2022, we announced that AOP Orphan Pharmaceuticals GmbH, or AOP Orphan, a privately owned Austrian company devoted to the treatment of rare and special diseases, had engaged with the FDA to obtain alignment on the content and format of the pre-clinical and clinical data required to support a NDA seeking approval of Landiolol. Previously, in August 2021, we entered into a licensing agreement with AOP Orphan for the commercial rights to Landiolol in the United States. Landiolol is a novel therapeutic product candidate that is expected to be developed for the short-term reduction of ventricular rate in patients with supraventricular tachycardia, including atrial fibrillation and atrial flutter. See License Agreements - AOP Orphan License Agreement, below.

Vasopressin
On January 18, 2022, we announced the commercial availability of our recently approved product, vasopressin, an A-rated generic alternative to Vasostrict®, with 180 days of marketing exclusivity. The commercial launch follows the FDA’s approval in December 2021 of our abbreviated new drug application, or ANDA, for vasopressin, a product that is indicated for use to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines.

TREAKISYM
Our bendamustine franchise continues to grow, including the launch of the TREAKISYM ready-todilute, or RTD, formulation by Symbio in Japan in the first quarter of 2021. In addition, Symbio is expected to seek approval in Japan of the rapid infusion, or RI, (50ml) liquid formulation.

Fulvestrant
Based on discussions with the FDA, we reformulated and plan to commence human pilot studies of our fulvestrant product candidate for the treatment of HR+/HER- advanced breast cancer shortly.

CAL02
We are preparing to begin clinical trials for CAL02, a novel approach to the treatment of severe bacterial pneumonia, later in 2022.

Executive Officer Transitions
On September 27, 2021, our board of directors appointed Scott Tarriff as our President and Michael Moran as our Executive Vice President, Chief Commercial Officer. In addition, David Pernock, our former President and Chief Operating Officer since January 2017, was appointed as Executive Vice President, Operations.

On December 27, 2021, Judith Ng-Cashin, M.D., ceased to serve as our Executive Vice President, Chief Medical Officer. We are currently in search for a replacement.

On December 31, 2021, David Pernock, ceased to serve as our Executive Vice President, Operations.

Other Events
On January 26, 2022, Tyme Technologies, Inc., or Tyme, announced the discontinuation of the Phase 2 clinical trial of SM-88 with methoxsalen, phenytoin, and sirolimus in patients with metastatic pancreatic cancer. On February 11, 2022, Tyme stated SM-88 is being evaluated in a Phase 2clinical trial evaluating SM-88 in breast cancer (HR+/HER2-), as well as continuing enrollment of a Phase 2 study in high-risk metastatic sarcomas. Previously, in January 2020, we and Tyme had announced a strategic collaboration to advance oral SM-88 for the treatment of patients with cancer.

Share Repurchase Program
In March 2020, our board of directors approved our current share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of our outstanding common stock. As of December 31, 2021, we have repurchased an aggregate of 4,111,622 shares of common stock for an aggregate of $228.1 million pursuant to our share repurchase programs in effect since August 2016.

COVID-19 Business Update
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on our business, such as remote working policies, facilitating management’s daily communication to address employee and business concerns and providing frequent updates to the Board. We anticipate that the COVID-19 pandemic may have an impact on the clinical development timeline for EA-114, our fulvestrant product candidate. We anticipate that the COVID-19 pandemic will continue to delay our supply chain and marketing and sales efforts for certain of our products, including Bendeka, although it is not currently expected that any further disruption would be material. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and have specifically led to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. While we have experienced variable financial impacts to date, the ongoing COVID-19 pandemic, including government measures taken in response thereto, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic, could materially adversely affect our business, financial condition, results of operations and growth prospects. We continue to closely monitor the COVID-19 pandemic as we evaluate and evolve our business plans and response strategy. The impact of the COVID-19 pandemic on our business and financial condition is more fully described below in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties. See also Item 1A – Risk Factors - The COVID-19 pandemic could adversely impact our business, including the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.

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

Our product portfolio is focused around our external partnerships (e.g., Teva, Symbio and Tyme); our vasopressin and Pemfexy products, with commercial launches for each product in early 2022; our Ryanodex related development projects; and our Fulvestrant project that is expected to yield a new approach to drug delivery.

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

Our Strategy

Our goal is to be a leading specialty pharmaceutical company. Our strategy to achieve this goal includes:

Strengthen our product portfolio.We intend to continue to strengthen our product portfolio with continued investment in research and development activities and other business development opportunities. We will continue to develop our current product portfolio and leverage our expertise to identify new products with suboptimal characteristics that present us with significant opportunity for revenue generation. In addition to our internal efforts, we plan to opportunistically in-license or acquire product candidates that meet our rigorous evaluation process, fit our therapeutic areas of focus and match our commercial, regulatory and development expertise. Any in-licensing or product acquisitions are excepted to be funded through cash and cash equivalents, in combination with issuances of our common stock, borrowings under our Credit Agreement or other debt arrangements, or other means. See “Liquidity and Capital Resources.”

Retain commercial rights in the United States and selectively partner outside of the United States. In general, we believe that we can cost-effectively commercialize our products in the United States internally or through a contracted sales force and selected commercial arrangements, and thereby retain the commercial value of these products. We have established a small, contract specialty sales force focusing on  group purchasing organizations, or GPOs, hospital systems and key stakeholders in acute care settings, primarily hospitals. Outside of the United States, we may utilize partners for the commercialization of our products.

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

Our Products and Product Portfolio

Belrapzo, Bendeka (Licensed to Teva) and Treakisym (Licensed to SymBio) for Chronic Lymphocytic Leukemia and Non-Hodgkin's Lymphoma

Overview

Bendamustine is an alkylating agent approved for use in chronic lymphocytic leukemia, or CLL, and indolent B-cell non-hodgkin’s lymphoma, or NHL, that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen (which we refer to herein as the NHL indication).

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

Belrapzo

On May 15, 2018, the FDA granted final approval for Belrapzo, a ready-to-dilute, or RTD, multi-dose liquid with extended drug stability for use with a 500mL IV infusion bag.

License agreement with Cephalon

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

License agreement with SymBio
On September 20, 2017, we entered into a product collaboration and license agreement, effective as of September 19, 2017 (the “SymBio License Agreement”), with SymBio Pharmaceuticals Limited, or SymBio, for the rights to develop and commercialize our bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product in Japan. SymBio currently markets in Japan TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma, or MCL, and as a first line treatment of low-grade NHL and MCL. Under the SymBio License Agreement, SymBio may continue to market TREAKISYM® in Japan and SymBio will be permitted to develop and market certain other bendamustine hydrochloride products in Japan for limited indications.

Ryanodex® for Malignant Hyperthermia

Overview

Dantrolene was first introduced to the U.S. market in 1979 and is currently the only drug approved to treat a rare genetic disorder called malignant hyperthermia, or MH. There are only estimated to be 500 to 800 cases of MH in the United States each year, qualifying dantrolene for orphan drug designation. This disease is triggered when a patient with this genetic predisposition has a surgical procedure and is exposed to certain inhaled anesthetics or the muscle relaxant, succinylcholine. When this exposure occurs, a metabolic response can be triggered in the patient resulting in an episode of MH that can be fatal if not treated immediately. Because dantrolene is the only approved drug available to treat MH, the Joint Commission on Accreditation of Healthcare Organizations, or the Joint Commission, requires that all hospitals stock vials of this product at all times, generally in the operating room area.

Currently-Preexisitng Dantrolene Products for MH

The two preexisting injectable dantrolene drugs on the market for the treatment of MH, Dantrium® and Revonto®, are offered in a vial containing 20mg of lyophilized powder that requires mixing with 60mL of sterile water.

Limitations of Dantrium® and Revonto®

When an MH crisis occurs during surgery, the surgical procedure is immediately discontinued and the anesthesiologist and others in the operating room quickly begin reconstituting dantrolene, often at the same time as performing other resuscitative efforts, in order to administer the drug to the patient as an IV push. Based on recommendations from the Malignant Hyperthermia Association of the United States, or MHAUS, the recognized authority on treating MH in the United States, the recommended dose is 2.5mg/kg or higher. It is critically important that the drug be administered as rapidly as possible, as MH symptoms include tachycardia, elevated blood pressure, raised CO2 levels and very high body temperature levels. If not treated immediately, the disease can be fatal.

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

We believe that the immediate benefits of our Ryanodex® formulation are clinically significant in critical care situations. Specifically, Ryanodex® reduces the amount of time to reconstitute and administer dantrolene from 15 to 20 minutes with Dantrium® and Revonto®, to 1 minute, as the anesthesiologist are able to mix and administer a dose of 250mg from a single vial of Ryanodex® in contrast to mixing and administering up to 12 or more vials of Dantrium® or Revonto®. A recent retrospective study conducted by MHAUS demonstrated that every 15-minute delay in treating MH resulted in a 7.8% increase in patient complications.

EP-4104 Ryanodex® (dantrolene sodium) for the treatment of organophosphate exposure (Nerve Agents)

Organophosphates are a class of chemicals that include potent pesticides and chemical weapons, known as nerve agents. Acute intoxication with organophospates may result in severe consequences, including brain damage and death. Eagle is currently evaluating Ryanodex for the treatment of brain damage secondary to nerve agent, or NA, exposure. If approved, Ryanodex would represent the first product available for this indication.

Limitations of Current Therapies

While the standard treatment of atropine and oxime is essential after exposure to a nerve agent, these drugs are not neuroprotective. There are currently no FDA-approved products that treat acute intoxication with organophospates that may result in severe consequences, including brain damage and death.

Eagle's Solution: Ryanodex

Ryanodex's presentation would initially be an injectable suspension. We believe that Ryanodex may provide significant benefits over the current standard of care, which may not be readily available in most settings.

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

On December 16, 2019, we announced that the FDA granted orphan drug designation, or ODD, for Ryanodex® (dantrolene sodium) for the treatment of organophosphate exposure. On August 8, 2020, we submitted a Special Protocol Assessment, or SPA, to the FDA for Ryanodex for the treatment of brain damage secondary to nerve agent exposure. We are initiating dose ranging studies in another animal model using IV administration using an intermuscular formulation of EA-111. We expect the preliminary results from these studies, if positive, will allow us to update our SPA with the FDA. If approved, Ryanodex would represent the first product available for this indication..

PEMFEXY™ for Lung Cancer

PEMFEXY is an IV-administered cancer agent indicated for locally advanced or metastatic non-small cell lung cancer and mesothelioma. We have developed PEMFEXY as a ready-to-use/dilute liquid form of pemetrexed that is available in a 25mg/mL per vial. Because our product is available in liquid form, product reconstitution is not required, making EP-5101 a preferred formulation under the Joint Commission guidelines.

Currently-Marketed Pemetrexed Product

The branded form of a pemetrexed product is marketed by Eli Lilly and Company, or Lilly, as Alimta. Alimta is approved for use to treat non-small cell lung cancer and mesothelioma. Alimta's lyophilized formulation utilizes pemetrexed disodium. The product presentations for Alimta are 100mg and 500mg single use vials containing lyophilized powder that must be reconstituted before patient administration. Once mixed, Alimta must be used within 24 hours due to product stability concerns. According to Lilly, worldwide sales of Alimta for the 2020 calendar year were approximately $2.3 billion.

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

Eagle's Solution: PEMFEXY™

PEMFEXY is an RTD liquid formulation of pemetrexed. As an RTD liquid formulation, PEMFEXY will not require additional time for reconstitution and may avoid certain safety concerns to healthcare professionals, including reducing exposure to the drug's cytotoxic vapors during reconstitution by healthcare providers, and potential dosing errors during mixing. This could allow for a more efficient work flow within the infusion clinic and may result in an opportunity to reduce office staff and see more patients each day.

PEMFEXY™ Development and Regulatory Status

We submitted an NDA for PEMFEXY on December 30, 2016 for use in non-small cell lung cancer and mesothelioma. On October 27, 2017, we were granted tentative approval for PEMFEXY by the FDA. On December 13, 2019, we reached a settlement agreement with Lilly related to Pemfexy. The agreement provided for a release of all claims by the parties and allowed for an initial entry of Pemfexy into the market on February 1, 2022 and a subsequent uncapped entry on April 1, 2022. On February 10, 2020, we received final approval from the FDA for Pemfexy. Following such approval, on February 1, 2022 we announced the commercial availability of Pemfexy in the United States.

EA-114 (fulvestrant) for Breast Cancer

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

Eagle’s Solution: EA-114
On August 5, 2019, we announced a clinical development plan to support the submission of a NDA for our fulvestrant formulation. Our original formulation of fulvestrant was studied in a clinical trial conducted in 2018 in healthy post-menopausal women. A detailed review of the study data led to the hypothesis that the unique properties of our formulation would potentially allow for greater inhibition of estrogen receptors. Based on this hypothesis, we completed additional work designed to further enhance our proprietary drug formulation. We met with the FDA and mutually agreed to a clinical program that could provide an efficient approval pathway for our fulvestrant formulation. The main goal of the clinical research program was to determine if the unique properties of our fulvestrant formulation would result in greater inhibition of estrogen receptors, potentially leading to improved efficacy outcomes, including lower disease progression rates, compared to current treatment options.
On December 9, 2019, we announced that we had commenced dosing in a pilot clinical study to assess the unique characteristics of our fulvestrant product candidate, which has the potential to enhance estrogen receptorER, inhibition and improve patient outcomes.

Based on discussions with the FDA, we reformulated and plan to commence human pilot studies of our fulvestrant product candidate for the treatment of HR+/HER- advanced breast cancer shortly.

Other Opportunities

We are pursuing several additional potential products and product indications that address broad indications such as oncology, emergency medicine, infectious diseases and others. We intend to use our novel and well-developed methods to identify ideal development candidates and to commercialize improved formulations of widely prescribed therapeutics.

Sales and Marketing

Other than products subject to existing commercialization arrangements, we commercialize our product portfolio in the United States and Japan with our commercial organization. Ryanodex and Belrapzo are marketed by our internal commercial team consisting of 44 direct sales representatives, support staff and management.

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

The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2021	2020	2019
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	66%	67%	77%
Other	34%	33%	23%
	100%	100%	100%

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

We also have a patent portfolio of issued and/or pending U.S. patent applications and corresponding foreign patent application in a range of countries that cover our biologics platform technologies. We are the sole owner of U.S. Patent Nos. 9,833,513, 9,913,905 and 9,925,263 expiring between 2034 and 2036.

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

Development and License Agreement with Robert One, LLC (bendamustine)

In March 2008 we entered into a development and license agreement with Robert One, LLC, or Robert One in which Robert One assigned to us certain patents relating to bendamustine and four additional 505(b)(2) products and/or ANDA products under development, or the Robert One (bendamustine) Subject Products, and granted us an exclusive, sub-licensable, license under Robert One's intellectual property rights to develop make, use, sell and import Robert One (bendamustine) Subject Products worldwide (excluding China) with respect to bendamustine and other 505(b)(2) product applications and in North America with respect to ANDA product applications.

Under the terms of this agreement, no further milestone payments are due to Robert One. We are required to make royalty payments based on gross profits of sales of the Robert One (bendamustine) Subject Products by us and our affiliates in the Territory (i) at 10%, pursuant to an amendment in 2013, for bendamustine products and (ii) at 50% for products, other than bendamustine products, that achieve regulatory approval and are commercialized on the basis of a 505(b)(2) application (provided that we are entitled to recoup all of our expenses related to the development of a product commercialized under a 505(b)(2) application prior to splitting the profits we receive from such product), and (iii) at 30% with respect to products, other than bendamustine products, that are commercialized on the basis of an ANDA application. Our royalty obligations continue on a product-by-product basis until the later of ten years after the first commercial sale of each Robert One (bendamustine) Subject Product and the expiration of the last valid claim covering such Robert One (bendamustine) Subject Product, subject to certain reductions in the event that there is no valid patent claim covering the manufacture, use, import or sale of such Robert One (bendamustine) Subject Product in a country in the territory.

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

Cephalon License Agreement

On February 13, 2015, we submitted an NDA to the FDA for Bendeka which was approved by the FDA on December 8, 2015. Also, on February 13, 2015, we entered into the Cephalon License with Cephalon, for U.S. and Canadian rights to Bendeka for treatment of patients with CLL and patients with NHL. Subsequently, with our consent, Cephalon assigned to Teva Pharmaceuticals International GmbH, or TPIG, all of Cephalon’s rights and obligations under the Cephalon License. TPIG is responsible for preforming Cephalon’s obligations and has Cephalon’s rights under the agreement.. Pursuant to the terms of the Cephalon License, TPIG is responsible for all U.S. commercial activities for the product including promotion and distribution, and we are responsible for obtaining and maintaining all regulatory approvals and conducting post-approval clinical studies. Additionally, under the terms of the Cephalon License, we received an upfront cash payment of $30 million, a $15 million milestone payment in January 2016 in connection with the FDA approval of Bendeka in December 2015, a $40 million milestone in the fourth quarter of 2016 in connection with the receipt of the J-Code for Bendeka and in the first quarter of 2017, Bendeka reached $500 million in cumulative net sales, triggering an additional $25 million sales-based milestone payment. In addition, the royalty payments of 20% of net sales of the product that we were entitled to receive increased to 25% on receipt of the J-Code. In connection with the Cephalon License, we have entered into a supply agreement with TPIG, pursuant to which we are responsible for supplying product to TPIG.

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

SymBio Product Collaboration and License Agreement

On September 20, 2017, we entered into the SymBio License with SymBio for the rights to develop and commercialize EP-3101 and Bendeka, or collectively, the Products, in Japan. Under the SymBio License, SymBio is responsible for all development of the Products in Japan and for obtaining and maintaining all regulatory approvals of the Products in Japan. SymBio bears all costs of development of the Products in Japan except that, if Japanese regulatory authorities require a certain clinical study to be conducted as a condition for approving one of the Products in Japan, we would share 50% of the out-of-pocket costs of that clinical study up to a specified dollar amount as a reduction to future royalty payments. Based on our assessment of the probability of additional costs, we have not deferred revenue on the SymBio License. SymBio will also be responsible, at its sole cost, for all marketing, promotion, distribution and sales of the Products in Japan and is obligated to launch the Products and meet certain minimum detailing, promotion and marketing commitments in connection with commercialization of the Products in Japan.

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

Pursuant to the terms of the SymBio License, we and SymBio will enter into a separate supply agreement, under which we will be responsible for manufacturing and supplying the Products to SymBio for development and commercialization in Japan. After a period of time following launch of a Product, SymBio will have the right to assume the responsibility for manufacturing of the Products in and for Japan. Under the SymBio License, we will retain the right to control the prosecution, maintenance and enforcement of our patents covering the Products, both inside and outside of Japan.

Under the SymBio License, we earned an upfront non-refundable cash payment of $12.5 million in the third quarter of 2017 and a $5.0 million milestone payment in the third quarter of 2020 when SymBio, received regulatory approval for TREAKISYM from the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan. We are eligible to receive a milestone payment upon achievement of certain cumulative net sales of the Products in Japan. We will also receive tiered, low double-digit royalties on net sales of the Products in Japan for so long as there are patents covering the Products in Japan or regulatory exclusivity for the Products in Japan. Potential payments to us could reach $10 to $25 million per year in royalties and milestones.

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

Combioxin License Agreement

In August 2021, we entered into a license agreement with Combioxin, SA, or Combioxin, under which we were granted exclusive, worldwide development and commercialization rights to CAL02, a novel first-in-class antitoxin agent ready for Phase 2b/3 clinical trial development for the treatment of severe pneumonia in combination with traditional antibacterial drugs. We are solely responsible for the development, regulatory, manufacturing and commercialization activities of CAL02. Combioxin will assist us in transitioning the manufacturing and supply of CAL02 to the Company.

Under the terms of the agreement, we made an upfront payment of $10 million. We may pay to Combioxin up to $105 million upon achievement of certain development, regulatory and sales based milestone payments plus royalty payments at royalty rates ranging in low double digit percentages on the net sales of all products sold, subject to certain adjustments as provided in the agreement. The Company is also obligated to make certain payments based upon amounts received by sublicensees under the agreement.

License agreement with AOP Orphan License Agreement

In August 2021, we entered into a licensing agreement with AOP Orphan, a privately owned Austrian company devoted to the treatment of rare and special diseases, for the commercial rights to its product, Landiolol in the United States. Landiolol, a leading hospital emergency use product, is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias. We will support the submission of a NDA by AOP Orphan to the FDA seeking approval for Landiolol for the short term reduction of ventricular rate in patients with supraventricular tachycardia, including atrial fibrillation and atrial flutter.

Under the terms of the agreement, we made an upfront payment of $5 million. We may pay to AOP Orphan additional amounts upon achievement of certain regulatory milestone payments plus profit share payments, subject to certain adjustments as provided in the agreement. We also entered into a supply agreement at the same time as the licensing agreement.

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

Government Regulation

FDA Approval Process for Drugs

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act, or FDCA, and in the case of biologics, the Public Health Service Act, or PHSA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of product from the market, injunctions, fines, civil penalties and criminal prosecution.

FDA approval is required before any new unapproved drug biologic or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States generally involves:
•completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA's current good laboratory practice, or cGLP, regulations;
•submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing which must become effective before human clinical trials may begin in the United States;
•approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or cGCP, to establish the safety and efficacy of the proposed drug product for each intended use;
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

In addition, the distribution of prescription pharmaceuticals is subject to the Drug Supply Chain Security Act requirements for medicine identification, tracing and verification, among others, that are designed to detect and remove counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain. A growing majority of states also impose certain drug pedigree requirements on the sale and distribution of prescription drugs.

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

The Hatch-Waxman Amendments

ANDA Approval Process

The Hatch-Waxman Act established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute these drugs is obtained by filing an ANDA with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug. In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA Suitability Petition. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if the FDA determines that it is not equivalent to the referenced innovator drug, if it is intended for a different use, or if it is not subject to an approved Suitability Petition. However, such a product might be approved under an NDA, with supportive data from clinical trials.

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

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, marketing, sale and promotion of drug products and medical devices are subject to numerous regulations by various federal, state and local authorities in addition to the FDA including, but not limited to, the U.S. Federal Communications Commission, the U.S. Department of Justice, the U.S. Department of Health and Human Services, or HHS, and its various enforcement divisions, such as the Centers for Medicare & Medicaid Services, or CMS, the Office of Inspector General, or OIG, the Office for Human Research Protections, or OHRP, and the Office of Research Integrity, or ORI, state Attorneys General, state Medicaid Fraud Control Units, or MFCUs, and other state and local government agencies. Healthcare laws and regulations that may govern our business include the following.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, including a prescription drug manufacturer, or a party acting on its behalf, from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce in return for either the referral of an individual, or the purchase, recommendation, leasing, ordering or furnishing of a good, facility, item, or service, for which payment may be made in whole or in part under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted broadly to apply to, among other things, arrangements between pharmaceutical manufacturers, on one hand, and prescribers, purchasers, and formulary managers, on the other. The term "remuneration" expressly includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors, which are narrowly drawn, protecting certain business arrangements from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability in all cases. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, among other things, amended the intent standard under the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA also provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below). Further, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state laws may be broader in scope in that some of these state laws extend to all payors and may not contain safe harbors.

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

Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several additional federal civil and criminal statutes that prohibit healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the ACA amended certain of these federal criminal statutes such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA and its implementing regulations established uniform standards for certain "covered entities," which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, which are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, as well as their covered subcontractors, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the Health Information Technology for Economic and Clinical Health Act, or HITECH, which expanded certain of HIPAA's privacy and security standards. Among other things, HITECH makes HIPAA's security standards and certain privacy standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

Additionally, federal transparency laws, including the federal Physician Payments Sunshine Act created under Section 6002 of the ACA and its implementing regulations require that certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to CMS information related to "payments or other transfers of value" made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals. Applicable manufacturers and applicable group purchasing organizations must also report annually to the CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling,, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact ACA.

Other healthcare legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of subsequent legislation, will remain in effect through 2031, except for a temporary suspension from

We expect that additional state and federal healthcare reform measures will be adopted in the future. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and related guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any additional healthcare reform measures could further constrain our business and/or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product portfolio or additional pricing pressures. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Data Privacy and Security Laws

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, or CCPA, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of United Kingdom, or UK, law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR, and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for certain data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020, CPRA, effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

Human Capital Management

As of December 31, 2021, we had a total of 102 employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

We have built an internal commercial team consisting of 36 direct sales representatives, support staff and management who are a part of our independent commercial organization.

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

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.
The ongoing COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business. In mid-March 2020, we implemented work-from-home policies which are still in place for the majority of our employees. Our work-from-home policies may negatively impact productivity or disrupt our business, the magnitude of which will continue to depend, in part, on the length of this continued remote working arrangement and other limitations on our ability to conduct our business in the ordinary course. During the second quarter of 2021, we developed and implemented plans to resume in-person work practices while adhering to relevant health authority guidance. The effects of government actions and our policies and those of third parties to reduce the spread and ameliorate the impact of COVID-19 may negatively impact productivity and our ability to market and sell our products, cause disruptions to our supply chain and ongoing and future clinical trials and impair our ability to execute our business development strategy. These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been affected by COVID-19. Clinical site initiation and patient enrollment has been delayed due to prioritization of hospital resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials have chosen to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able to comply with clinical trial protocols if quarantines continue to impede patient movement or interrupt healthcare services. Some clinical sites in the United States have slowed or stopped further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. For example, the clinical trial timelines for certain of our product candidates, including EA-114 (our fulvestrant product candidate), have been delayed given difficulties with patient enrollment resulting from the COVID-19 pandemic, and we expect that clinical trial timelines will continue to be delayed for the duration of the pandemic. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been and may continue to be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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
If we cannot achieve or sustain profitability, our business, prospects, operating results and financial condition would be materially harmed.
We have focused primarily on developing a broad product portfolio and currently have final regulatory approval for a limited number of products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. We had net loss of $8.6 million for the year ended December 31, 2021, and net income of $12.0 million for the year ended December 31, 2020, $14.3 million for the year ended December 31, 2019, and $31.9 million for the year ended December 31, 2018, respectively, and we incurred significant net losses prior to 2015.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, both internally and through our external joint development agreements. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our product commercialization or development efforts could encounter technical or other difficulties that could increase our development costs more than we expect. In any event, we may require additional capital prior to obtaining regulatory approval for, or commercializing, any additional product candidates.

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

New income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified or newly interpreted or applied, also could increase our compliance, operating and other costs, as well as the costs of our products. For example, the Tax Act enacted many significant changes to the U.S. tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, and may be modified in the future by the current or a future presidential administration. In addition, it is uncertain if and to what extent various states will conform to current federal law, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Regulatory Approval
We cannot give any assurance that we will receive regulatory approval for our product candidates, which is necessary before they can be commercialized.
Our business and future success are substantially dependent on our or our collaborators’ ability to successfully and timely develop, obtain regulatory approval for, and commercialize our product candidates. Any delay or setback in the development of any of these product candidates could adversely affect our business. For example, on August 7, 2020, we received a CRL for our NDA for Ryanodex for the treatment of EHS. We decided that we will no longer pursue this indication in order to direct our resources to other product candidates. In addition, on January 26, 2022, Tyme announced the discontinuation of SM-88 with methoxsalen, phenytoin, and sirolimus in a trial for metastatic pancreatic cancer. Our planned development, approval and commercialization of any product candidates may fail to be completed in a timely manner or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies, which may cause lengthy delays and increased costs to our programs. We cannot provide assurance that we will be able to obtain approval for any of our product candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner. If we do not obtain regulatory approval of new products or additional indications for existing products, or are significantly delayed or limited in doing so, our revenue growth will be adversely affected, we may experience surplus inventory, or our business may be materially harmed and we may need to significantly curtail operations.
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
Companies that produce branded reference drugs routinely bring litigation against abbreviated new drug application, or ANDA, or 505(b)(2) applicants that seek regulatory approval to manufacture and market generic and reformulated forms of their branded products. These companies often allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA or 505(b)(2) applicant. For example, we were involved in a patent case with Par related to our ANDA for vasopressin. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic or reformulated products.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain health care providers, health plans and health care clearinghouses, known as covered entities, or business associates, as well as their respective business associates, independent contractors or agents of covered entities that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
•the federal Physician Payments Sunshine Act, created under Section 6002 of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services' Centers for Medicare & Medicare Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants an nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;

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
Our long-term growth strategy is to develop and commercialize a portfolio of product candidates in addition to our existing product candidates. We may also acquire or in-license such product candidates, such as the license agreements we entered into with Combioxin for CAL02 and with AOP Orphan for Landiolol. Although we have internal research and development capacity that we believe will enable us to make improvements to existing compounds or active ingredients, we do not have internal drug discovery capabilities to identify and develop entirely new chemical entities or compounds. As a result, our primary means of expanding our pipeline of product candidates is to develop improved formulations and delivery methods for existing FDA-approved products and/or select and acquire or in-license product candidates for the treatment of therapeutic indications that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Developing new formulations of existing products or identifying, selecting and acquiring or in-licensing promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual development, acquisition or in-license of a particular product candidate, potentially resulting in a diversion of our management's time and the expenditure of our resources with no resulting benefit. If we are unable to add additional product candidates to our pipeline, our long-term business and prospects will be limited.
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
We derive a substantial portion of our revenue from royalties derived from the sales of one product: Bendeka. This product is sold by our partner Teva Pharmaceuticals. During the year ended December 31, 2021, Bendeka accounted for approximately 66% of our total revenue. The sale of our products can be significantly influenced by the efforts of our partners, which are out of our control, as well as market conditions and regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions or entry into the market for competing products, or as a result of regulatory actions related to our products or competing products, which could have a material impact on our results of operations and financial condition.

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
By way of example, in March 2010, the ACA was passed, which significantly changed health care financing by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Trump administration signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015 as well as certain legislative amendments, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Additionally,there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September

2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. . As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

We have entered in licensing and/or collaboration agreements with third parties, including our license agreement with AOP Orphan for Landiolol and our strategic collaboration with Tyme to advance oral SM-88 for the treatment of patients with cancer. If we are able to establish additional collaboration arrangements, any such collaborations, in addition to our current license and collaboration agreements, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third party for development and commercialization of a product or product candidate, we can expect to relinquish some or all of the control over the future success of that product or product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

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
Additionally, if the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems, we could continue to experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to deliver products to clinical trial sites or to generate sales of and revenues from our approved products.

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
In situations where we enter into a development and commercial collaboration arrangement for a product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. We have entered into collaboration and promotion agreements with third parties, but there is no assurance these arrangements will be successful. If we are unable to enter into any future development and commercial collaborations and/or sales and marketing arrangements on acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell future approved products, if any, in all of the territories outside of the United States where it may otherwise be valuable to do so.
If we are unable to maintain our GPO, relationships, our revenues could decline and future profitability could be jeopardized.
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
We are highly dependent on the principal members of our executive team, which include our Chief Executive Officer and President, Chief Financial Officer, Chief Medical Officer, and Chief Commercial Officer. We are currently searching for a new Chief Medical Officer, which position is currently vacant. The loss of these executives' services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are "at will" employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.
We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of December 31, 2021, we had a total of 102 employees in the United States. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.
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
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to the processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our information technology systems or sensitive information, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our business operations. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to operate our business.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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
We may be constrained by our obligations under our Revised Credit Agreement to operate our business to its full potential.
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
Ryanodex® (dantrolene sodium), Belrapzo, Bendeka, Pemfexy and vasopressin among other products have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. Once our products are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Ryanodex, Belrapzo, Bendeka, Pemfexy and vasopressin, among other of our products, have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. One or more third parties may also challenge the patents that we control covering our products in court or the USPTO, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
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
As of December 31, 2021, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own a significant percentage of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
As of February 28, 2022 we had 12,697,101 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

In addition, shares issued upon exercise of vested options are eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock..
Future issuances of our common stock or rights to purchase our common stock, including in connection with potential business development transactions we may determine to pursue and/or pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We expect that significant additional capital will be needed in the future to continue our planned operations and/or in connection with potential business development transactions we may determine to pursue. To the extent we raise additional capital or pursue potential business development transactions by issuing equity securities, our stockholders may experience substantial dilution. We currently have on file with the SEC a shelf registration statement, which allows us to offer and sell certain registered securities, such as common stock, preferred stock, debt securities and warrants, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We may sell common stock, convertible securities or other equity or debt securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity or debt securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity awards to our employees, directors and consultants. We have issued a significant number of stock options and other equity awards under the 2014 Plan. The shares underlying these awards are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, the number of shares available for future grant under the 2014 Plan will automatically increase each year by 6% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 Plan each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We do not intend to pay cash dividends on our common stock so any returns will be limited to the value of our stock.
We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions (such as our Revised Credit Agreement), general business conditions, and any other factors that our board of directors may deem relevant. Any return to stockholders will therefore be limited to the appreciation of their stock.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.
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

General Risk Factors
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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

As of December 31, 2021, we had approximately 30,000 square feet of leased office space. Our corporate headquarters is located in Woodcliff Lake, New Jersey and consists of approximately 27,093 square feet of office space under a lease that will expire in June 2025.

We also lease 2,505 square feet of office space in Palm Beach Gardens, Florida under a lease that will expire in October 2024.

We also lease laboratory space located in Cambridge, Massachusetts under a lease that will expire in April 2024.

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

Record Holders
As of February 28, 2022, we had 2 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price per share of our common stock on February 28, 2022 was $47.39.
Dividends
We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our Revised Credit Agreement imposes contractual restrictions on us with respect to paying cash dividends. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board of directors may deem relevant.
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
The following graph shows a five year comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2016 in the common stock of Eagle Pharmaceuticals, Inc, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 5 year Cumulative Total Return
Assumes initial investment $100
December 31, 2021
Index Value
350
300
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Eagle Pharmaceuticals, Inc.
Nasdaq Composite
NASDAQ Biotechnology

Company / Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Eagle Pharmaceuticals, Inc	$100	$67	$51	$76	$59	$64
Nasdaq Composite	$100	$128	$123	$167	$240	$293
NASDAQ Biotechnology	$100	$121	$110	$136	$171	$172

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities
Share Repurchase Program
On March 17, 2020, we announced that our Board approved a share repurchase program, or the Share Repurchase Program, providing for the repurchase of up to an aggregate of $160.0 million of our outstanding common stock. The Share Repurchase Program replaced our previous share repurchase program, which was announced on October 30, 2018 and was terminated in connection with the Share Repurchase Program. At termination, we had repurchased approximately $68.0 million of our outstanding common stock under our previous share repurchase program.

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

On September 23, 2020, our board of directors approved a $25.0 million accelerated share repurchase transaction, or ASR Program, with JPMorgan Chase Bank, National Association, or JP Morgan, as part of the Share Repurchase Program. The specific number of shares to be repurchased pursuant to the ASR Program was based on the average of the daily volume weighted average share prices of our common stock, less a discount, during the term of the ASR Program. Under the terms of the ASR Program with JP Morgan, we paid $25.0 million to JP Morgan on September 24, 2020, and received 550,623 shares, representing the notional amount of the ASR, based on the average of the daily volume weighted average share prices of our common stock, less a discount, during the term of the ASR, which was $45.40. The ASR Program was completed in the fourth quarter of 2020.

The following table provides information about purchases of our equity securities during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)(2)(3)(4)(5)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
October 1, 2021 to October 31, 2021	31,185	$55.96	31,185	110,687
November 1, 2021 to November 30, 2021	—	$—	—	110,687
December 1, 2021 to December 31, 2021	138,896	$49.67	138,896	103,788
Total	170,081	$50.83	170,081

(1) All shares repurchased by us during the three months ended December 31, 2021 were repurchased pursuant to the Share Repurchase Program, described above.

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this annual report on Form 10-K.

Item 6. Reserved

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

Our science-based business model has a proven track record with the U.S. Food and Drug Administration, or FDA, approval and commercial launches of three products: Ryanodex, Belrapzo and Bendeka. We market our products through marketing partners and/or our internal direct sales force. We market Ryanodex and Belrapzo, and Teva markets Bendeka through its subsidiary, Cephalon, Inc. RIn February 2020, we received final FDA approval for PEMFEXY™ (pemetrexed for injection) , a branded alternative to Alimta for metastatic non-squamous non-small cell lung cancer and malignant pleural mesothelioma. On February 1, 2022, we announced the commercial availability of PEMFEXY™ in the United States.

With several pipeline projects underway and the potential for product launches over the next few years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including nerve agent, acute radiation syndrome, traumatic brain injury/concussion and Alzheimer’s disease as well as investigations of compounds such as EA-114 (our fulvestrant product candidate) for patients with HR-positive advanced breast cancer. Our clinical development program also includes a license agreement with Combioxin, SA under which the Company was granted exclusive, worldwide development commercialization rights to CAL02, a novel first-in-class antitoxin agent for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs and a license agreement with AOP Orphan, for the commercial rights to its product, landiolol in the United States. Landiolol is a leading hospital emergency use product, which is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias.

Recent Developments

PEMFEXY
On February 1, 2022, we announced the commercial availability of our novel product PEMFEXY™ (pemetrexed for injection). A branded alternative to ALIMTA®, Eagle's PEMFEXY is a ready-to-use liquid with a unique J-code approved to treat nonsquamous non-small cell lung cancer and mesothelioma.

In February 2020, Eagle received final approval from the U.S. Food and Drug Administration of its New Drug Application for PEMFEXY, following the settlement agreement of patent litigation with Eli Lilly and Company (NYSE: LLY) in December 2019. The agreement provided for a release of all claims by the parties and allows for an initial entry of PEMFEXY into the market (equivalent to approximately a three-week supply of current ALIMTA utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022.

Landiolol
On January 31, 2022, we announced that AOP Orphan Pharmaceuticals GmbH, Member of the AOP Health Group, ("AOP Health"), with whom we entered into a licensing agreement in August 2021, has engaged with the U.S. Food and Drug Administration ("FDA") to obtain alignment on the content and format of the pre-clinical and clinical data required to support a new drug application ("NDA") seeking approval of Landiolol, a novel therapeutic, for the short-term reduction of ventricular rate in patients with supraventricular tachycardia, including atrial fibrillation and atrial flutter.

In August 2021, Eagle entered into a licensing agreement with AOP Health, a privately owned Austrian company devoted to the treatment of rare and special diseases, for the commercial rights to Landiolol in the United States.

Vasopressin
On January 18, 2022, we announced the commercial availability of our recently approved product, vasopressin, an A-rated generic alternative to Vasostrict®, with 180 days of marketing exclusivity.

On December 15, 2021, the FDA approved Eagle's abbreviated new drug application ("ANDA") for vasopressin, a product that is indicated for use to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines.

TREAKISYM
As of January 5, 2022, Eagle's bendamustine franchise continues to grow, including the launch of the TREAKISYM ready-todilute ("RTD") formulation in Japan in the first quarter of 2021. Together with a potential approval of the rapid infusion ("RI") (50ml) liquid formulation.

Fulvestrant
As of January 5, 2022, based on discussions with the FDA, we reformulated and plan to commence human pilot studies of our fulvestrant product candidate for the treatment of HR+/HER- advanced breast cancer shortly.

CAL02
As of January 5, 2022, we were preparing to begin clinical trials for CAL02, a novel approach to the treatment of severe bacterial pneumonia, later in 2022.

Executive Officer Transitions
On September 27, 2021, our board of directors appointed Scott Tarriff as our President and Michael Moran as our Executive Vice President, Chief Commercial Officer. In addition, David Pernock, our former President and Chief Operating Officer since January 2017, was appointed as Executive Vice President, Operations.

On December 27, 2021, Judith Ng-Cashin, M.D., ceased to serve as our Executive Vice President, Chief Medical Officer. We are currently in search for a replacement.

On December 31, 2021, David Pernock, ceased to serve as our Executive Vice President, Operations.

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
Product Sales. As of December 31, 2021, we have recognized revenues from product sales of Bendeka, Treakisym, Ryanodex and Belrapzo. Sales of Bendeka and Treakisym were made to our commercial partners, Teva and SymBio, respectively. Sales to our commercial partners are typically made at little or no profit for resale. Ryanodex and Belrapzo were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.

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
Royalty Revenue. We recognize revenue from royalties based on a percentage of Teva’s net sales of Bendeka and SymBio’s net sales of Treakisym. Royalty revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured.
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
The primary factors that may determine our revenues derived from TREAKISYM are:
•the level of orders submitted by our commercial partner, Symbioi;
•the level of institutional demand for TREAKISYM; and
•unit sales prices charged by Symbio, net of any sales reserves.
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

Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740, “Income Taxes,” or ASC 740.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. The benefit (provision) for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the years ended December 31, 2021, 2020 and 2019 reflect items such as the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation, changes in state filing positions partially offset by credits for research and development activity.

Results of Operations
Comparison of Years Ended December 31, 2021 and December 31, 2020

Revenues

	Year Ended December 31,		(Decrease)
	2021	2020
	(in thousands)
Product sales, net	$65,023	$72,323	$(7,300)
Royalty revenue	106,523	110,479	(3,956)
License and other revenue	—	5,000	(5,000)
Total revenue	$171,546	$187,802	$(16,256)

Product sales decreased $7.3 million in the year ended December 31, 2021, primarily driven by decreases in product sales of Bendeka of $4.3 million, Belrapzo of $3.8 million, due to price decreases and Ryanodex of $3.0 million, due to volume decreases. In addition, the COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically have led to a reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. These decreases were partially offset by $3.9 million in product sales of Treakisym, following the launch of Treakisym RTD in Japan by Symbio in the first quarter of 2021.

Royalty revenue decreased $4.0 million in the year ended December 31, 2021 primarily as a result of lower royalties on Teva's sales of Bendeka of $7.7 million, which were partially offset by new royalties on Symbio's sales of Treakisym of $4.2 million.

License and other revenue reflects a $5.0 million milestone payment that we earned during 2020 when SymBio received regulatory approval for Treakisym RTD bendamustine formulation from the Pharmaceuticals and Medical Devices Agency in Japan.

Cost of Revenue

	Year Ended December 31,		(Decrease)
	2021	2020
	(in thousands)
Cost of product sales	$31,528	$33,647	$(2,119)
Cost of royalty revenue	10,652	11,818	(1,166)
Total cost of revenue	$42,180	$45,465	$(3,285)

Cost of product sales decreased $2.1 million in the year ended December 31, 2021, primarily as a result of decreased product sales of Bendeka, Ryanodex, and Belrapzo, each related to lower unit sales, partially offset by increased product sales of

Treakisym resulting from product unit sales, following the launch of Treakisym RTD in Japan by Symbio in the first quarter of 2021.

Cost of royalty revenue decreased $1.2 million in the year ended December 31, 2021 primarily as a result of a decrease in royalty revenue on Teva’s sales of Bendeka, coupled with lower cost of royalty associated with Belrapzo and the ending of royalties related to Argatroban.

Research and Development
The table below details our research and development expenses by significant project for the periods presented.

	Year Ended December 31,		Increase / (Decrease)
	2021	2020
	(in thousands)
Fulvestrant	$7,016	$6,802	$214
Vasopressin	6,976	4,727	2,249
Ryanodex related projects	1,692	2,865	(1,173)
CAL02 / Combioxin	10,334	—	10,334
Landilol / AOP	5,005	—	5,005
Pemfexy	2,211	608	1,603
All other projects	3,014	3,085	(71)
Salary and other personnel related	15,027	12,698	2,329
Research and development	$51,275	$30,785	$20,490
The increase primarily resulted from a $10.0 million upfront payment related to our license agreement with Combioxin, a $5.0 million upfront payment related our licensing agreement with AOP Orphan, a $2.3 million increase in development cost for vasopressin, a $1.6 million increase related to Pemfexy, coupled with a $2.0 million total increase in salaries, bonuses, and severance, included with Salary and other personnel related costs.

Selling, General and Administrative

	Year Ended December 31,		(Decrease)
	2021	2020
	(in thousands)
Selling, general and administrative	$75,322	$78,598	$(3,276)
The decrease is primarily related to lower stock compensation expense of $5.2 million, the non-recurrence of $2.5 million of costs related to the collaboration with Tyme in 2020, partially offset by increased expense related to salaries and bonuses of $2.3 million and ongoing litigation matters of $1.9 million.

Other (Expense) Income, net

	Year Ended December 31,		(Decrease) / Increase
	2021	2020
	(in thousands)
Interest income	$560	$562	$(2)
Interest expense	(1,635)	(2,577)	942
Other (expense) income	(6,242)	(8,262)	2,020
Total other (expense) income, net	$(7,317)	$(10,277)	$2,960

Interest income decreased primarily due to lower interest rates associated with money market funds as compared to the year ended December 31, 2020.

Interest expense decreased primarily due to lower total long-term debt outstanding due to recurring principal payments required by the Revised Credit Agreement. This decrease is primarily due to lower borrowings from our revolving credit facility during 2021 as compared to the year ended December 31, 2020.

Our other (expense) income, net decreased $2.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The $6.2 million expense amount for the year ended December 31, 2021 primarily resulted from fair value adjustments on equity investment in Tyme. The $8.3 million expense amount for the year ended December 31, 2020 related to fair value adjustments on equity investment in Tyme in the amount of $5.3 million and the related fair value adjustments related to the final settlement of the $25.0 million ASR transaction with JPMorgan. We determined the ASR contained a forward contract and therefore we recorded fair value adjustments on unsettled accelerated share repurchase agreement in the amount of $3.0 million in the year ended December 31, 2020.

Provision for income taxes

	Year Ended December 31,
	2021	2020
	(in thousands)
Provision for income taxes	$(4,079)	$(10,688)
Effective tax rate	(90)%	47%

Our provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the year ended December 31, 2021, reflects certain non-deductible executive compensation, tax effect on stock options exercises, net of forfeitures and valuation allowance established on the deferred tax asset for an unrealized capital loss in our investment in Tyme partially offset by credits for research and development activities. The effective tax rate for the year ended December 31, 2020, reflects the impact of a valuation allowance established on the deferred tax asset for an unrealized capital loss in our investment in Tyme, certain non-deductible executive compensation, non-deductible nature of the fair value adjustment of our ASR agreement and changes in state filing positions partially offset by credits for research and development activities.

Net (Loss) Income

Net loss for the year ended December 31, 2021 was $8.6 million as compared to a net income of $12.0 million for the year ended December 31, 2020, as a result of the factors discussed above.

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

Research and Development
The table below details our research and development expenses by significant project for the periods presented.

	Year Ended December 31,		Increase / (Decrease)
	2020	2019
	(in thousands)
Fulvestrant	$6,802	$5,053	$1,749
Vasopressin	4,727	7,779	(3,052)
Ryanodex related projects	1,972	$5,192	(3,220)
All other projects	4,586	$3,980	606
Salary and other personnel related	$12,698	$14,806	(2,108)
Research and development	$30,785	$36,810	$(6,025)
The decrease primarily resulted from a decrease in clinical study project spending for vasopressin and Ryanodex for EHS indication, and employee-related costs, primarily stock compensation expense. This decrease was partially offset by increased spend related to Fulvestrant.

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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, cash flows from operations and availability of borrowing under our revolving credit facility. Our primary uses of cash are to fund working capital requirements, including repayment of debt, product development costs, operating expenses as well as repurchases of our common stock. Cash and cash equivalents were $97.7 million, and $103.2 million as of December 31, 2021 and December 31, 2020, respectively.
For the year ended December 31, 2021, we recorded net loss of $8.6 million. As of December 31, 2021, we had a working capital surplus of $98.2 million. For the year ended December 31, 2020, we recorded net income of $12.0 million.
We believe that our cash and cash equivalents and future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for at least the next twelve months. We believe we will be able to meet our expected future cash and working capital requirements through a combination of cash flows from operations, cash and cash equivalents, availability of borrowings under our revolving credit facility and additional funding in the capital markets, if needed.

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

Operating Activities:
Net cash provided by operating activities for the year ended December 31, 2021 was $28.2 million. Net loss for the same period was $8.6 million more than offset by the net of non-cash adjustments of approximately $27.3 million from deferred income taxes, depreciation expense, noncash operating lease expense related to right-of-use assets, amortization expense of intangible assets, convertible promissory note related credit losses, stock-based compensation expense, fair value adjustments on equity investment, amortization of debt issuance costs, fair value adjustments related to derivative instrument, and accretion of discount on convertible promissory note. Net changes in working capital increased cash from operating activities by approximately $9.5 million, due to changes in working capital accounts. The total amount of accounts receivable as of December 31, 2021 was approximately $41.1 million, which included $15.0 million related to product sales and $26.1 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 70 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter or year end.
Net cash provided by operating activities for the year ended December 31, 2020 was $49.5 million. Net income for the same period was $12.0 million before non-cash adjustments of approximately $36.7 million from deferred income taxes, depreciation expense, noncash operating lease expense related to right-of-use assets, amortization expense of intangible assets, stock-based compensation expense, fair value adjustments on equity investment, amortization of debt issuance costs and fair value adjustments on settled accelerated share repurchase agreement. Net changes in working capital decreased cash provided from operating activities by approximately $0.8 million, due to an increase in accounts receivable of $3.1 million, an increase in inventory of $1.5 million, a decrease in accrued expenses and other liabilities of $4.4 million, coupled with a decrease in prepaid expenses and other current assets of $11.4 million, and an increase in accounts payable of $0.8 million. The total amount of accounts receivable as of December 31, 2020 was approximately $51.1 million. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45-days from the end of the quarter.

Net cash provided by operating activities for the year ended December 31, 2019 was $56.0 million. Net income for the same period was $14.3 million before non-cash adjustments of approximately $27.3 million from deferred income taxes, depreciation expense, noncash operating lease expense related to right-of-use assets, amortization expense of intangible assets, stock-based compensation expense, and amortization of debt issuance costs. Net changes in working capital increased cash provided from operating activities by $14.4 million, due to a decrease in accounts receivable of $18.5 million primarily due to Belrapzo launch in 2018, a decrease in inventory of $1.7 million, an increase in accrued expenses and other liabilities of $4.1 million, partially offset by an increase in other assets of $0.6 million, a decrease in prepaid expenses and other current assets of $4.8 million, and a decrease in accounts payable of $4.5 million. The total amount of accounts receivable at December 31, 2019 was approximately $48.0 million.

Investing Activities:
During the years ended December 31, 2021, 2020 and 2019, we invested $0.3 million, $0.7 million, and $0.8 million, respectively, for the purchase of property and equipment.

Net cash used in investing activities for the year December 31, 2021 primarily was as a result of $5.0 million of investment to purchase a convertible promissory note of a privately held clinical-stage biotechnology company.

Net cash used in investing activities for the year December 31, 2020 primarily was $17.5 million related to our purchase of 10 million restricted shares of Tyme’s common stock.

Financing Activities:
Net cash used by financing activities for the year ended December 31, 2021 was $28.4 million, as a result of $8.0 million of principal payments for outstanding debt under our Revised Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, or the Credit Agreement, $21.2 million in payments related to the repurchases of our common stock, $1.6 million of payments associated with employee withholding tax upon vesting of stock-based awards, partially offset by $2.4 million of proceeds from common stock exercises of employee stock options.

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

During the year ended December 31, 2021, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic, which impacts include a decrease in revenue from sales of Belrapzo resulting, in part, from a decrease in inventory stocking and utilization rates, as well as a decrease in research and development expenses partially resulting from preclinical program delays. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
•Day-to-Day Operations: Since mid-March 2020, certain of our employees, including customer-facing employees, had been primarily working remotely. The duration and extent of these restrictions are anticipated to be eased in the short term. During the second quarter of 2021, we developed and implemented plans to resume in-person work practices while adhering to relevant health authority guidance. We may incur additional expenses in 2022 related to the impact of the COVID-19 pandemic on our operations, including updates to our facilities to align with safety protocols.
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

•Liquidity and Capital Resources: We believe that our cash and cash equivalents and availability of borrowings under our Credit Agreement will be sufficient to fund our currently anticipated working capital requirements for at least the next twelve months. While the COVID-19 pandemic has not had, and we do not expect it to have, a material adverse effect on our liquidity, the situation continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to be able to obtain future funding under the terms of the Credit Agreement, for general corporate purposes and any strategic acquisitions.
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

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact on our results of operations during the year ended December 31, 2021 and, it could have a material adverse impact on our financial condition and results of operations in the future.

Contractual Obligations
Our future material contractual obligations include the following (in thousands):

Obligation	Total	2022	2023	2024	2025
Operating leases (1)	$4,329	$1,423	$1,455	$1,038	$413
Credit facility	26,000	26,000	—	—	—
Purchase obligations (2)	69,549	69,549	—	—	—
Total obligations	$99,878	$96,972	$1,455	$1,038	$413

(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on April 30, 2024. We also lease office space located in Palm Beach Gardens, FL. The new lease agreement commenced on November 1, 2021 and will expire 36 months from the lease commencement date, which is October 31, 2024. Rental expense was $1,407, $1,323, and $1,146, for the year ended December 31, 2021, 2020, and 2019, respectively. The remaining future lease payments under the operating leases, exclusive of any renewal option periods, are $4,329 as of December 31, 2021, payable monthly.
(2) As of December 31, 2021, the Company has purchase obligations in the amount of $69,549 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and other financial information. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The amount of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of operations are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition. The accounting estimates discussed below involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual results could differ materially from our estimates. For additional accounting policies, see Note 2 to our Consolidated Financial Statements—Summary of Significant Accounting Policies.

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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for Belrapzo and Ryanodex are recorded net of certain deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.

Components of Gross-to-Net (GTN) Estimates
Chargebacks: Chargebacks are discounts that occur when certain contracted customers, including group purchasing organizations, or GPOs, public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase from the Company's distributors. The Company's distributors purchase product from us at invoice price, then resell the product to certain contracted customers on the basis of prices negotiated between us and the providers. The difference between the distributors’ purchase price and the typically lower certain contracted customers’ purchase price is refunded to the distributors through a chargeback credit. We record estimates for these chargebacks at the time of sale as deductions from gross revenues, with corresponding adjustments to our accounts receivable allowances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $97.7 million held primarily in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, however, due to the short-term duration of our money market mutual funds and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio.

Our exposure to interest rate risk also relates to our variable-rate indebtedness associated with our Revised Credit Agreement. As of December 31, 2021 and 2020, the aggregate principal amount of such variable-rate indebtedness was $26.0 million and $34.0 million, respectively. Borrowings under the Revised Credit Agreement may from time to time bear interest at variable rates, which rates are further described in Note 6. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report. As of December 31, 2021 and 2020, a hypothetical 1% increase in the applicable rate would not have a material effect on the incremental annual interest expense related to our variable-rate debt borrowings.

Item 8. Financial Statements and Supplementary Data
Our Financial Statements and Supplementary Data are set forth in Item 15 of Part IV of this Annual Report on Form 10-K.

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

As of December 31, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2021. Management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented therein.

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
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Eagle's assets that could have a material effect on the financial statements; and
•Eagle's management must also disclose any material weaknesses identified.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Eagle's management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021 based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Ernst & Young, LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on the Company’s internal control over financial reporting as of December 31, 2021. This attestation report appears below.

/s/ Scott Tarriff
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brian Cahill
Chief Financial Officer (Principal Accounting and Financial Officer)

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eagle Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eagle Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes and our report dated March 7, 2022 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young, LLP
Stamford, Connecticut
March 7, 2022

Item 9B. Other information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
We will file a definitive proxy statement for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

The following documents are filed as part of this report:

    1. Consolidated Financial Statements

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

10.8	*
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

10.10	*
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

10.17	*
Exclusive License Agreement, by and between the Registrant and Cephalon, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A, SEC File No. 001-36306, filed February 12, 2016)

10.18	*
Settlement and License Agreement, by and between the Registrant and Cephalon, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed May 15, 2015)

10.19	†
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

10.20	†	Form of Letter Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)
10.21	*
License Agreement, by and between the Registrant and Teikoku Pharma USA, Inc., dated October 13, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 29, 2016)

10.22	*
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

10.24
Amendment to License and Sublicense Agreement, by and between the Registrant and Lyotropic Therapeutics, Inc., dated August 3, 2016 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017)

10.25	*
Product Collaboration and License Agreement, by and between the Registrant and SymBio Pharmaceuticals Limited, effective as of September 19, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 8, 2017)

10.26	†
Form of Restricted Stock Unit Grant Package (2014 Equity Incentive Plan) (incoporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-36306, filed February 26, 2018)

10.27	†
Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 5, 2021).

10.28	† +
Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan) (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 5, 2021).

10.29
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

10.30
Fifth Amendment to Lease Agreement between the Registrant and CAPSTONE TICE BLVD LLC. dated as of August 8, 2019 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).

10.31
Fourth Amendment to Exclusive License Agreement, by and between the Registrant and Teva Pharmaceuticals International GmbH, dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2019).

10.32	+
Settlement Agreement, by and between the Registrant and Eli Lilly and Company, dated December 13, 2019 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).

10.33	+
Co-Promotion Agreement with Tyme Technologies, Inc., dated January 7, 2020 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).

10.34
Securities Purchase Agreement, between the Registrant and Tyme Technologies, Inc., dated January 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2020).

10.35
License Agreement between the Registrant and Combioxin SA, dated August 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 9, 2021)

10.36
License Agreement between the Registrant and AOP Orphan Pharmaceuticals GmbH, dated August 6, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 9, 2021).

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
(1) Filed herewith.
(2) Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2022.

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

Signature	Title	Date

/S/ SCOTT TARRIFF Scott Tarriff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2022

/S/ BRIAN CAHILL Brian Cahill	Chief Financial Officer (Principal Accounting and Financial Officer)	March 7, 2022

/S/ MICHAEL GRAVES Michael Graves	Chairman of the Board of Directors	March 7, 2022

/S/ STEVEN RATOFF Steven Ratoff	Member of the Board of Directors	March 7, 2022

/S/ JENNIFER K. SIMPSON Jennifer K. Simpson	Member of the Board of Directors	March 7, 2022

/S/ ROBERT L. GLENNING Robert L. Glenning	Member of the Board of Directors	March 7, 2022

/S/ RICHARD A. EDLIN Richard A. Edlin	Member of the Board of Directors	March 7, 2022
/S/ LUCIANA BORIO Luciana Borio	Member of the Board of Directors	March 7, 2022

INDEX TO FINANCIAL STATEMENTS OF
EAGLE PHARMACEUTICALS, INC.

APPENDIX A

Report of Independent Registered Public Accounting Firm – Ernst & Young, LLP

To the Shareholders and the Board of Directors of Eagle Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition - Chargebacks
Description of the Matter
At December 31, 2021, the Company recorded an allowance for chargebacks totaling $3.8 million. As described in Note 2 of the consolidated financial statements, the Company recognizes revenues from product sales net of allowances for chargebacks. These allowances are recorded in the period when the related sales occur and are based on the estimated amounts to be claimed which are not known at the point of sale. Chargebacks are estimated based on assumptions about the third-party payors and contracted prices to be paid by those payors.

Given the estimation uncertainty involved, auditing the allowance for chargebacks was complex. A higher degree of auditor judgment was required to evaluate the mix of third-party payors and applicable contract prices assumed by management to determine the amount of the allowance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process for estimating its allowance for chargebacks, including controls over management’s review of significant assumptions used to calculate the estimates such as the mix of third-party payors and applicable contract prices.

To test the Company's estimated allowance for chargebacks, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the Company’s analyses and evaluating the assumptions described above. We compared the assumed payor mix used to calculate the estimate to actual historical data and compared the assumed contract prices to executed agreements with the applicable payors. We also analyzed the effect of reasonable changes in assumptions on the amounts recorded. We assessed the historical accuracy of management’s estimate. We tested credit memos issued subsequent to year-end for recording in the proper period.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2020.

Stamford, Connecticut
March 7, 2022

Report of Independent Registered Public Accounting Firm – BDO USA, LLP

Board of Directors and Stockholders
Eagle Pharmaceuticals, Inc.
Woodcliff Lake, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Eagle Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company's auditor from 2007 to 2020.

Woodbridge, New Jersey
March 2, 2020

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$97,659	$103,155
Accounts receivable, net	41,149	51,117
Inventories	21,908	8,075
Prepaid expenses and other current assets	11,890	3,718
Total current assets	172,606	166,065
Property and equipment, net	1,636	2,077
Intangible assets, net	10,671	12,917
Goodwill	39,743	39,743
Deferred tax asset, net	18,798	15,180
Other assets	10,278	17,208
Total assets	$253,732	$253,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,431	$6,268
Accrued expenses and other liabilities	32,338	23,817
Short-term debt	25,607	8,000
Total current liabilities	74,376	38,085

Other long-term liabilities	2,903	3,959
Long-term debt	—	25,135
Total liabilities	77,279	67,179

Commitments and contingencies

Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,903,034 and 16,739,203 shares issued as of December 31, 2021 and 2020, respectively	17	17
Additional paid in capital	325,779	305,403
Accumulated other comprehensive loss	(94)	—
Retained earnings	75,862	84,489
Treasury stock, at cost, 4,111,622 and 3,682,176 shares as of December 31, 2021 and 2020, respectively	(225,111)	(203,898)
Total stockholders' equity	176,453	186,011
Total liabilities and stockholders' equity	$253,732	$253,190

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product sales, net	$65,023	$72,323	$73,989
Royalty revenue	106,523	110,479	112,903
License and other revenue	—	5,000	9,000
Total revenue	171,546	187,802	195,892
Operating expenses:
Cost of product sales	31,528	33,647	47,891
Cost of royalty revenue	10,652	11,818	13,006
Research and development	51,275	30,785	36,810
Selling, general and administrative	75,322	78,598	76,370
Total operating expenses	168,777	154,848	174,077
Income from operations	2,769	32,954	21,815
Interest income	560	562	2,169
Interest expense	(1,635)	(2,577)	(2,686)
Other (expense) income	(6,242)	(8,262)	700
Total other (expense) income, net	(7,317)	(10,277)	183
(Loss) income before income tax provision	(4,548)	22,677	21,998
Income tax provision	(4,079)	(10,688)	(7,685)
Net (loss) income	$(8,627)	$11,989	$14,313
(Loss) Earnings per common share:
Basic	$(0.66)	$0.89	$1.04
Diluted	$(0.66)	$0.87	$1.01
Weighted average number of common shares outstanding:
Basic	13,051,095	13,481,525	13,754,516
Diluted	13,051,095	13,771,393	14,138,733

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net (loss) income	$(8,627)	$11,989	$14,313
Other comprehensive loss, net of tax:
Unrealized loss for convertible promissory note	(94)	—	—
Total other comprehensive loss	(94)	—	—
Comprehensive (loss) income	$(8,721)	$11,989	$14,313
See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2018	16,504	$17	$256,458	$(153,900)	$—	$58,187	$160,762
Stock-based compensation expense	—	—	21,998	—	—	—	21,998
Issuance of common stock upon exercise of stock option grants	34	—	260	—	—	—	260
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(198)	—	—	—	(198)
Common stock repurchases	—	—	—	(17,961)	—	—	(17,961)
Net income	—	—	—	—	—	14,313	14,313
Balance at December 31, 2019	16,538	$17	$278,518	$(171,861)	$—	$72,500	$179,174
Stock-based compensation expense	—	—	24,756	—	—	—	24,756
Issuance of common stock upon exercise of stock option grants	149	—	3,654	—	—	—	3,654
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(1,525)	—	—	—	(1,525)
Issuance of common stock related to vesting of restricted stock	52	—	—	—	—	—	—
Common stock repurchases	—	—	—	(32,037)	—	—	(32,037)
Net income	—	—	—	—	—	11,989	11,989
Balance at December 31, 2020	16,739	$17	$305,403	$(203,898)	$—	$84,489	$186,011
Stock-based compensation expense	—	—	19,555	—	—	—	19,555
Issuance of common stock upon exercise of stock option grants	101	—	2,398	—	—	—	2,398
Issuance of common stock related to vesting of restricted stock	63	—	(1,577)	—	—	—	(1,577)
Common stock repurchases	—	—	—	(21,213)	—	—	(21,213)
Other comprehensive loss	—	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	—	(8,627)	(8,627)
Balance at December 31, 2021	16,903	$17	$325,779	$(225,111)	$(94)	$75,862	$176,453

See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(8,627)	$11,989	$14,313
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(3,618)	(1,511)	152
Depreciation expense	764	872	972
Noncash operating lease expense related to right-of-use assets	1,046	1,228	1,159
Amortization expense of intangible assets	2,996	2,666	2,520
Convertible promissory note related credit losses	758	—	—
Stock-based compensation expense	19,555	24,756	21,998
Fair value adjustments on equity investment	6,170	5,300	—
Amortization of debt issuance costs	472	419	480
Fair value adjustments on settled accelerated share repurchase agreement	—	2,962	—
Fair value adjustments related to derivative instrument	(686)	—	—
Accretion of discount on convertible promissory note	(148)	—	—
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	9,529	(3,113)	18,481
Inventories	(13,833)	(1,509)	1,739
Prepaid expenses and other current assets	(2,770)	11,386	(4,841)
Other assets	(1,321)	(2,325)	(599)
Accounts payable	10,162	806	(4,455)
Accrued expenses and other liabilities	7,770	(4,429)	4,067
Net cash provided by operating activities	28,219	49,497	55,986
Cash flows from investing activities:
Purchase of equity investment security	—	(17,500)	—
Purchase of property and equipment	(323)	(747)	(777)
Purchase of convertible promissory note	(5,000)	—	—
Net cash used in investing activities	(5,323)	(18,247)	(777)
Cash flows from financing activities:
Repurchases of common stock	(21,213)	(34,999)	(17,961)
Proceeds from existing revolving credit facility	—	110,000	—
Repayment of existing revolving credit facility	—	(110,000)	—
Payment of debt	(8,000)	(5,000)	(6,000)
Payment of debt financing costs	—	—	(326)
Payment of employee withholding tax upon vesting of stock-based awards	(1,577)	(1,525)	(198)
Proceeds from common stock option exercises	2,398	3,654	260
Net cash used in financing activities	(28,392)	(37,870)	(24,225)
See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net (decrease) increase in cash and cash equivalents	(5,496)	(6,620)	30,984
Cash and cash equivalents at beginning of period	103,155	109,775	78,791
Cash and cash equivalents at end of period	$97,659	$103,155	$109,775

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$10,005	$6,428	$6,673
Interest	1,197	2,224	2,478
Right-of-use asset obtained in exchange for lease obligation, inclusive of a lease amendment	270	855	3,716

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

In December 2021, the FDA approved our first-to-file Abbreviated New Drug Application, or, ANDA for vasopressin, that references Endo International plc’s Vasostrict indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids. Par Pharmaceutical, Inc. (“Par”), subsidiary of Endo International plc then unilaterally withdrew its request that the U.S. District Court for the District of Delaware issue a temporary restraining order and preliminary injunction preventing the launch of our approved vasopressin product. The FDA then determined that we have maintained our 180 days of marketing exclusivity for our approved ANDA for vasopressin. We launched vasopressin in 2022.

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

Segment Information
The Company operates in one reportable business segment because we have a single management team that reports to the Chief Executive Officer, the chief operating decision maker, who comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company has one reportable segment.
Share Repurchase Program
As of December 31, 2021, the Company had repurchased an aggregate of 4,111,622 shares of common stock for an aggregate of $228.1 million pursuant to the Company’s share repurchase programs in effect since August 2016. Refer to Note 7. "Common Stock and Stock-Based Compensation" for further details.
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

Combioxin License Agreement
In August 2021, the Company entered into a license agreement with Combioxin, SA (“Combioxin”) under which the Company was granted exclusive, worldwide development and commercialization rights to CAL02, a novel first-in-class antitoxin agent ready for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs. The Company will be solely responsible for the development, regulatory, manufacturing and commercialization activities of CAL02. Combioxin will assist the Company in transitioning the manufacturing and supply of CAL02 to the Company.

AOP Orphan License Agreement
In August 2021, the Company entered into a licensing agreement with AOP Orphan Pharmaceuticals GmbH (“AOP Orphan”), a privately owned Austrian company devoted to the treatment of rare and special diseases, for the commercial rights to its product, Landiolol in the United States. Landiolol, a leading hospital emergency use product, is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias. The Company will support the submission of a new drug application by AOP Orphan to the FDA seeking approval for Landiolol for the short term reduction of ventricular rate in patients with supraventricular tachycardia, including atrial fibrillation and atrial flutter.

Products and Product Candidates Overview

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

As of March 29, 2019, the Company and Teva Pharmaceutical Industries Ltd. ("Teva") executed an amendment to the Cephalon License Agreement to terminate Teva's obligation to pay future milestones and royalties on Bendeka sales outside of the U.S., which included an upfront cash payment of $9 million that was recorded as License and other revenue on the consolidated statements of operations.

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

PEMFEXY
On February 1, 2022, the Company announced the commercial availability of its novel product PEMFEXY™ (pemetrexed for injection) in the United States. A branded alternative to ALIMTA®, PEMFEXY is a ready-to-use liquid with a unique J-code, approved to treat nonsquamous non-small cell lung cancer and mesothelioma.

Previously, in February 2020, the Company received final approval from the FDA of its NDA for PEMFEXY, following the settlement agreement of patent litigation with Eli Lilly and Company (NYSE: LLY) in December 2019. The agreement provided for a release of all claims by the parties and allowed for an initial entry of PEMFEXY into the market (equivalent to approximately a three-week supply of ALIMTA utilization) on February 1, 2022 and a subsequent uncapped entry on April 1,

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
2022. Under the settlement agreement, we will pay a royalty equal to one percent of the net sales of PEMFEXY during the royalty term, which will end no later than May 24, 2022.

Tyme
On January 7, 2020, Tyme Technologies, Inc. and the Company announced a strategic collaboration to advance oral SM-88 for the treatment of patients with cancer. SM-88 was an investigational agent in two Phase 2 studies for pancreatic cancer and in a Phase 2 study for prostate cancer.

On January 26, 2022, Tyme announced the discontinuation of SM-88 with methoxsalen, phenytoin, and sirolimus in a trial for metastatic pancreatic cancer. On February 11, 2022, Tyme stated SM-88 is being evaluated in a Phase II study evaluating SM-88 in breast cancer (HR+/HER2-), as well as continuing enrollment of a Phase II study in high-risk metastatic sarcomas.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
2. Summary of Significant Accounting Policies
Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on our business, such as remote working policies, facilitating management’s periodic communication to address employee and business concerns and providing frequent updates to our Board of Directors (“Board”). During the second quarter of 2021, we implemented a plan to reopen our office to allow employees to return to the office, with a focus on employee safety and optimal work environment. Our management continues to monitor and evaluate such plans as the pandemic continues to evolve. We anticipate that the COVID-19 pandemic may also have an impact on the clinical development timelines for certain of our clinical programs. We also anticipate that the COVID-19 pandemic may have an impact on our supply chain. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. In addition, the COVID-19 pandemic has delayed the timing of certain litigation and we anticipate that such delays will continue for the duration of the pandemic. The extent to which the COVID-19 pandemic will continue to impact our business, clinical development and regulatory efforts, supply chain and sales efforts, corporate development objectives and the value of, and market for, our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic have impacted our operations and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which generally is at the time we ship the product to the customer. Provisions for chargebacks, rebates, discounts, and returns are established in the same period the related sales are recognized. Significant judgments must be made in determining the transaction price for our sales of products related to anticipated rebates, discounts and returns. Refer below for further details.

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
Cash and Cash Equivalents
The Company considers cash and cash equivalents to be highly liquid investments with an original maturity of three months or less from the date of purchase. All cash and cash equivalents are held in United States financial institutions. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.
We, at times, maintain balances with financial institutions in excess of the Federal Deposit Insurance Corporation limit.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The following tables present the Company’s hierarchy for its assets measured at fair value as of December 31, 2021 and 2020:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$57,357	$57,357	$—	$—
Convertible promissory note	4,021	—	—	4,021
Embedded derivative asset in convertible promissory note	962	—	—	962
Investment in Tyme	6,030	6,030	—	—
Total financial assets	$68,370	$63,387	$—	$4,983

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$79,682	$79,682	$—	$—
Investment in Tyme	12,200	12,200
Total financial assets	$91,882	$91,882	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2021 and 2020, respectively.

Our investment in the convertible promissory note and the embedded derivative are classified as Level 3. We analyzed and assessed the embedded derivative feature contained in the convertible promissory note agreement. We used a probability factor to value the embedded derivative asset based on management's best estimate, including the principal and estimated accrued interest among other contractual terms. The convertible promissory note is accounted for as available for sale. The convertible promissory note is reported at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss). Refer to Note 14, Convertible Promissory Note for further details.

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

The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed as of December 31, 2021.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in the Eagle Biologics acquisition. Goodwill is not amortized, but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the fair value of the reporting unit’s goodwill is less than it's carrying amount. The Company performed a qualitative annual test for goodwill as of October 1, 2021. During the year ended December 31, 2021, the Company concluded that no impairment exists.
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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2021	2020	2019
Net revenues
Cephalon, Inc. (Teva) - See Revenue Recognition	66%	67%	77%
Other	34%	33%	23%
	100%	100%	100%

	December 31,
	2021	2020
Accounts receivable
Cephalon, Inc. (Teva) - See Revenue Recognition	63%	58%
Other	37%	42%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $2.6 million, $2.7 million, and $2.4 million for the year ended December 31, 2021, 2020, and 2019, respectively.
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

Product Returns: The Company's provision for product returns based on the factors noted above generally encompass a time range from 12 to 48 months after revenue is recognized. The Company’s distributors have the right to return unopened unprescribed Belrapzo during certain time periods around the period beginning prior to the labeled expiration date and ending after the labeled expiration date. The Company estimates future product returns on sales of Belrapzo based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iii) historical industry information regarding return rates for similar pharmaceutical products, (iv) the estimated remaining shelf life of Belrapzo previously shipped and currently being shipped to distributors and

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
(v) contractual agreements intended to limit the amount of inventory maintained by the Company’s distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

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

The Company recorded product sales, net as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Bendeka	$11,167	$15,439	$31,182
Belrapzo	23,728	27,527	29,665
Ryanodex	25,271	28,268	13,039
Other	4,857	1,089	103
Product sales, net	$65,023	$72,323	$73,989

The following table provides a summary roll-forward of the Company's net product revenue allowances and related reserves for the years ended December 31, 2021 and 2020, on the consolidated balance sheets (in thousands):

	Chargebacks	Commercial Rebates	Medicaid Rebates	Product Returns	Wholesaler Fees and Other Incentives	Total
Balance at December 31, 2019	$2,988	$1,131	$567	$2,403	$2,011	$9,100
Provisions / Adjustments	20,368	1,243	484	(391)	8,526	30,230
Charges processed / Payments	(21,067)	(602)	(367)	(346)	(5,146)	(27,528)
Balance at December 31, 2020	$2,289	$1,772	$684	$1,666	$5,391	$11,802
Provisions / Adjustments	27,402	3,042	268	2,531	9,650	42,893
Charges processed / Payments	(25,852)	(2,838)	(332)	(2,674)	(13,070)	(44,766)
Balance at December 31, 2021	$3,839	$1,976	$620	$1,523	$1,971	$9,929

Such net product revenue allowances and reserves are included within accounts receivable, net and accrued expenses and other current liabilities within the consolidated balance sheets.

Royalty Revenue — The Company recognizes revenue from license arrangements with its commercial partners' net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. The Company's commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 25 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently determines a true-up when it receives royalty reports from its commercial partners. Historically, these true-up adjustments have been immaterial. Our receivables from royalty revenue are due 45-days from the end of the quarter.

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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2021.
Stock-Based Compensation
The Company utilize stock-based compensation in the form of stock options, restricted stock units ("RSUs") and performance-based stock units ("PSUs"), each of which may be granted separately or in tandem with other awards.
Compensation expense is recognized in the Consolidated Statements of operations based on the estimated fair value of the awards at grant date ratably over the requisite service period, which generally equals the vesting period of the award.
The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. The Company uses the Black-Scholes option pricing formula for determining the grant-date fair value of such awards. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock and (c) the risk-free interest rate for the expected term of the option.
The Company may also grant performance-based stock awards to employees from time-to-time in form of market condition or performance condition. The grant-date fair value of awards that vest based on achievement of certain market condition are determined using a Monte Carlo simulation technique. The grant-date fair value of awards that vest based on achievement of certain performance condition are determined using the accelerated attribution method once it is probable that the performance condition will be achieved.
Earnings Per Share
Basic earnings per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed in a manner similar to the basic earnings per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of options. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share, as calculated under the treasury method.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The anti-dilutive common shares equivalents outstanding at December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Options	2,336,586	2,767,501	2,454,077
Restricted stock units	98,416	207,177	—
Total	2,435,002	2,974,678	2,454,077

The following table sets forth the computation for basic and diluted net (loss) income per share for December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Numerator
Numerator for basic and diluted earnings per share-net (loss) income	$(8,627)	11,989	$14,313
Denominator
Basic weighted average common shares outstanding	13,051,095	13,481,525	13,754,516
Dilutive effect of stock options	—	289,868	384,217
Diluted weighted average common shares outstanding	13,051,095	13,771,393	14,138,733
Basic net (loss) income per share
Basic net (loss) income per share	$(0.66)	$0.89	$1.04
Diluted net (loss) income per share
Diluted net (loss) income per share	$(0.66)	$0.87	$1.01
All potentially dilutive items were excluded from the diluted share calculation for the year ended December 31, 2021 because their effect would have been anti-dilutive, as the Company was in a loss position.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
3. Inventories
The Company's inventory balance consists of the following:

	December 31,
	2021	2020
Raw materials	$7,317	$3,515
Work-in-process	9,666	2,589
Finished goods	4,925	1,971
	$21,908	$8,075

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
4. Property and Equipment, net
Property and equipment consists of the following:

	December 31,		Estimated Useful Life (years)
	2021	2020
Furniture and fixtures	$1,525	$1,476	7
Office equipment	1,077	1,152	3
Equipment	3,834	3,485	7
Leasehold improvements	1,155	1,155	2
	7,591	7,268
Less accumulated depreciation	(5,955)	(5,191)
Property and equipment, net	$1,636	$2,077

Depreciation expense was $764 and $872 for the years ended December 31, 2021 and 2020, respectively.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
5. Balance Sheet Accounts
Prepaid expenses and Other Current Assets
Prepaid and other current assets consist of the following:

	December 31,
	2021	2020
Advances to commercial manufacturers	$942	$660
Prepaid FDA user fee and advances to CROs	1,108	1,262
Prepaid insurance	196	191
Prepaid income taxes	1,173	—
Convertible promissory note, net	5,312	—
All other	3,159	1,605
Total Prepaid expenses and other current assets	$11,890	$3,718

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2021	2020
Royalties payable to commercial partners	$5,085	$5,996
Accrued research & development	4,100	2,724
Accrued professional fees	2,013	2,370
Accrued salary and other compensation	8,466	4,686
Accrued product sales reserves	4,390	4,966
Current portion of lease liability	1,309	1,123
All other	6,975	1,952
Total Accrued expenses and other liabilities	$32,338	$23,817

Leases
We lease office space in Woodcliff Lake, New Jersey for our principal office under an amended lease agreement through June 2025. We also lease a lab space in Cambridge, Massachusetts under a lease agreement through April 2024, and a new office space located in Palm Beach Gardens, FL. The new lease agreement commenced on November 1, 2021 and will expire 36 months from the lease commencement date, which is October 31, 2024. All of our leases are classified as operating leases and have remaining lease terms of approximately 3.1 years. The principal office and the lab space leases include renewal options to extend the lease for up to 5 years. Furthermore, we have not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The table below summarizes the Company's total lease costs included in the consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	As of December 31,
	July 13, 1905	July 12, 1905
Operating lease cost	$1,407	$1,323
Total lease cost	$1,407	$1,323

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,407	$1,323
Right-of-use assets obtained in exchange for new operating lease liabilities	$270	$855
Weighted-average remaining lease term - operating leases	3.1 years	4.1 years
Weighted-average discount rate - operating leases	6.0%	6.0%

Year Ending December 31,	Operating Leases
2022	1,423
2023	1,455
2024	1,038
2025	413
Thereafter	—
Total	4,329
Less: present value discount	(116)
Present value of lease liabilities	$4,213

Balance Sheet Classification as of December 31, 2021
Current lease liabilities (included with Accrued expenses and other liabilities)	$1,309
Long-term lease liabilities (included with Other long-term liabilities)	2,904
Total lease liabilities	$4,213

6. Debt
On November 8, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”) and the lenders party thereto, which replaced the Company’s existing credit agreement, dated as of August 8, 2017 (the "Amended Credit Agreement"). The terms and amounts borrowed under the Revised Credit Agreement includes a drawn term loan of $40 million and a undrawn revolving credit facility of $110 million. The schedule of principal payments for the new term loan facility has been extended until November 8, 2022. The Company classified the current portion of long-term debt of $26 million on the consolidated balance sheet as of December 31, 2021. Per the terms of the Revised Credit Agreement, the Company is limited in its ability to pay dividends. As of December 31, 2021, the Company was in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.

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

As of December 31, 2021, the Company had $0.4 million of unamortized deferred debt issuance costs in its consolidated balance sheets.

Debt Maturities	As of December 31, 2021
2022	$26,000
Total	$26,000

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

As of December 31, 2021, the Company had repurchased an aggregate of 4,111,622 shares of common stock for an aggregate of $228.1 million pursuant to the Company’s share repurchase programs in effect since August 2016.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

We repurchased the following shares of common stock with cash resources:

	Year Ended December 31,
	2021	2020	2019
Shares of common stock repurchased	429,446	774,489	317,429
Cash paid for repurchases of common stock	$21,213	$34,999	$17,961

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

Stock Options
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.51% - 1.26%	0.37% - 1.65%	1.42% - 2.61%
Volatility	52.87% - 60.02%	54.89% - 55.51%	40.83%
Expected term (in years)	5.50 - 6.08 years	5.50 - 6.08 years	1.51 - 9.41 years
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes information about stock option activity related to the 2014 Plan:

	Number of Stock Option Shares	Weighted Average Exercise Price (Per Share)	Non- Exercisable	Exercisable
Outstanding at December 31, 2019	3,096,161	$59.29	1,070,054	2,026,107
Granted	762,200	$55.76
Exercised	(149,473)	$24.43
Forfeited or expired	(376,998)	$66.71
Outstanding at December 31, 2020	3,331,890	$59.20	1,028,142	2,303,748
Granted	114,000	$46.74
Exercised	(122,847)	$27.64
Forfeited or expired	(508,165)	$62.00
Outstanding at December 31, 2021	2,814,878	$58.51	472,916	2,341,962

The weighted-average grant-date fair value of options granted during the year ended December 31, 2021, 2020, and 2019 was $23.62, $28.98, and $22.18, respectively. As of December 31, 2021, there was $8,853 unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of options exercised during the year ended December 31, 2021 was $2,434.

The weighted average contractual terms of options outstanding as of December 31, 2021, 2020, and 2019 was 5.2, 6.1, and 6.8 years, respectively.

The aggregate pre-tax intrinsic value of options outstanding as of December 31, 2021, 2020, and 2019 was $13.8 million, $11.6 million, and $31.9 million, respectively.

RSUs
Each vested time-based RSU represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted was estimated based on the trading price of the Company’s common shares on the date of grant.

The following table summarizes information about RSU activity related to the 2014 Plan:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2019	251,215	$44.84
Granted	236,450	$59.48
Vested	(79,420)	$46.78
Forfeited	(79,849)	$52.76
Non-vested at December 31, 2020	328,396	$53.09
Granted	106,600	$48.55
Vested	(95,523)	$52.26
Forfeited	(76,167)	$52.29
Non-vested at December 31, 2021	263,306	$51.77

As of December 31, 2021, there was $7,562 of unrecognized stock-based compensation expense related to non-vested RSUs

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
that is expected to be recognized over a weighted average period of 2.3 years.

PSUs

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

During the first quarter of 2021, we also granted 59,500 performance based (milestones) PSUs with grant date fair value of $49.32 using our closing stock price on the date of the grant. These PSUs will vest (if earned) from 0% to 200% of target number granted based on the achievement of one or more of three milestones related to i) regulatory approval of Fulvestrant ("EA-114"), ii) sales of Pemfexy and; iii) sales of Vasopressin, respectively. The contractual term of these awards is 3 years. We estimated 0% probability of achievement for the year ended December 31, 2021.

The following table summarizes information about PSU activity related to the 2014 Plan:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2019	116,181	$90.19
Granted	—	$—
Vested	—	$—
Forfeited	(18,431)	$90.19
Non-vested at December 31, 2020	97,750	$90.19
Granted	159,000	$62.94
Vested	—	$—
Forfeited	(119,450)	$84.90
Non-vested at December 31, 2021	137,300	$63.24

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The Company recognized stock-based compensation in its consolidated statements of operations for the year ended December 31, 2021, 2020, and 2019 as follows:

	Year Ended December 31,
	2021	2020	2019
Stock options	$11,521	$17,694	$16,394
PSUs	2,729	1,635	3,062
RSUs	5,305	5,427	2,542
Stock-based compensation expense	$19,555	$24,756	$21,998

Selling, general and administrative	$16,873	$22,074	$17,556
Research and development	2,682	2,682	4,442
Stock-based compensation expense	$19,555	$24,756	$21,998

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
8. Income Taxes
The components of our provision from income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$6,912	$10,140	$6,689
State	785	2,059	844
	$7,697	$12,199	$7,533
Deferred:
Federal	(3,030)	(1,227)	392
State	(588)	(284)	(240)
	$(3,618)	$(1,511)	$152

Provision for income taxes	$4,079	$10,688	$7,685

The reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows;

	Year Ended December 31,
	2021	2020	2019
U.S. Federal statutory tax rate	21%	21%	21%
State income taxes, net of federal benefit	(1)%	6%	2%
Tax effect on stock option exercises, net of forfeitures	(44)%	4%	1%
R&D tax credits and Orphan Drug credits	31%	(2)%	(2)%
Limitation on executive compensation	(60)%	9%	10%
Change in valuation allowance	(40)%	9%	4%
Foreign rate differential	4%	(1)%	(2)%
Other	(1)%	1%	1%
Effective tax rate	(90)%	47%	35%

The effective tax rate for the year ended December 31, 2021, reflects certain non-deductible executive compensation, tax effect on stock option exercises, net of forfeitures and valuation allowance established on the deferred tax asset for an unrealized capital loss in our investment in Tyme partially offset by credits for research and development activities.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$1,563	$841
Stock based compensation	10,405	12,015
Other asset - equity investment with readily determined fair value	3,190	1,771
Inventories	2,123	2,338
Employee-related expenses	1,240	51
Intangible assets	4,207	708
Right-of-use liability	962	1,154
R&D tax credit carryforwards	329	86
Other	1,489	1,216
Total deferred tax assets	25,508	20,180

Deferred tax liabilities
Installment sale - Malta	485	483
Prepaid expenses	45	43
Fixed assets	300	315
Lease liability	921	1,092
Total deferred tax liabilities	1,751	1,933
Valuation allowance	(4,959)	(3,067)
Net deferred tax assets	$18,798	$15,180

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

The Company files income tax returns in the U.S. federal jurisdiction and several states. The Company is under audit by the Internal Revenue Service and three states tax jurisdiction as of December 31, 2021. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2021. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions.
As of December 31, 2021, the Company has a net operating loss ("NOL") carryforward in Malta of $4.5 million which has no expiration date and can be carried forward indefinitely until utilized.

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

Under the terms of the agreement, we paid $5 million as upfront license consideration that was expensed immediately as research and development and is reflected within the operating activities of the condensed consolidated statements of cash flows. The Company may pay to AOP Orphan up to $25 million upon achievement of certain regulatory milestone payments plus profit share payments, subject to certain adjustments as provided in the agreement. We also entered into a supply agreement at the same time as the licensing agreement.

Collaboration with Tyme
On January 7, 2020, Tyme and we announced a strategic collaboration to advance SM-88, an oral product candidate for the treatment of patients with cancer. SM-88 was an investigational agent in two Phase II studies, one for pancreatic cancer and another for prostate cancer.
On January 26, 2022, Tyme announced the discontinuation of SM-88 with methoxsalen, phenytoin, and sirolimus in a trial for metastatic pancreatic cancer. On February 11, 2022, Tyme stated SM-88 is being evaluated in a Phase II study evaluating SM-88 in breast cancer (HR+/HER2-), as well as continuing enrollment of a Phase II study in high-risk metastatic sarcomas
Under the terms of a related co-promotion agreement, we would be responsible for 25% of the promotional sales effort of SM-88 and would receive 15% royalty on the net revenues of SM-88 in the United States. Tyme is responsible for clinical development, regulatory approval, commercial strategy, marketing, reimbursement and manufacturing of SM-88. Tyme retains the remaining 85% of net U.S. revenues and reserves the right to repurchase our U.S. co-promotion right for $200.0 million.

Our equity investment in Tyme is included in Other assets on our consolidated balance sheet. For the years ended December 31, 2021 and 2020, the fair value adjustments for the equity investment was a loss of $6.2 million and a loss of $5.3 million, respectively. These adjustments were recorded in Other (expense) income on our consolidated statements of operations.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

10. Commitments
Our future material contractual obligations include the following:

Obligation	Total	2022	2023	2024	2025
Operating leases (1)	$4,329	$1,423	$1,455	$1,038	$413
Credit facility	26,000	26,000	—	—	—
Purchase obligations (2)	69,549	69,549	—	—	—
Total obligations	$99,878	$96,972	$1,455	$1,038	$413
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on April 30, 2024. We also lease office space located in Palm Beach Gardens, FL. The new lease agreement commenced on November 1, 2021 and will expire 36 months from the lease commencement date, which is October 31, 2024. Rental expense was $1,407, $1,323, and $1,146, for the years ended December 31, 2021, 2020, and 2019, respectively. The remaining future lease payments under the operating leases, exclusive of any renewal option periods, are $4,329 as of December 31, 2021, payable monthly.

December 31, 2021
Total operating lease payments	$4,329
Less: imputed interest	(116)
Total lease liabilities	$4,213
(2) As of December 31, 2021, the Company has purchase obligations in the amount of $69,549 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
12. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		December 31, 2021
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Book Value
Ryanodex intangible	18.5	$15,000	$(5,079)	$—	$9,921
Developed technology	5	8,100	(8,100)	—	—
Vasopressin Milestone	1	750	—	—	750
Total		$23,850	$(13,179)	$—	$10,671

		December 31, 2020
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Net Book Value
Ryanodex intangible	20	15,000	(3,500)	—	11,500
Developed technology	5	8,100	(6,683)	—	1,417
Total		$23,100	$(10,183)	$—	$12,917

Amortization expense amounted to $3.0 million, $2.7 million, and $2.5 million, for the year ended December 31, 2021, 2020, and 2019, respectively.

Estimated Useful Lives

The Company reviews the estimated useful lives of its intangible assets on a periodic basis. The review indicated that the actual life of the Ryanodex intangible asset was shorter than the estimated useful life used for amortization purposes in the Company’s financial statements. As a result, the estimated useful life of the Ryanodex related intangible assets was shortened from 2036 to 2025. The change in the estimated useful life is considered a change in accounting estimate and will result in changes to the Company's amortization expense prospectively. As of December 31, 2021, the net carrying value of the Ryanodex related intangible assets was $9.9 million. The effect of this change in estimate increased the 2021 amortization expense by $0.4 million.

Impairment Assessment

The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2021 and 2020.

Estimated Amortization Expense for Intangible Assets

Based on definite-lived intangible assets recorded as of December 31, 2021, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

Estimated Amortization Expense

Year Ending December 31,
2022	3,073
2023	2,785
2024	2,511
2025	2,302
All other	—
Total estimated amortization expense	$10,671

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

Commercial Litigation
Cipla v. Eagle
On April 16, 2020, Cipla Limited (“Cipla”) filed a request for arbitration against Eagle with the London Court of International Arbitration. The request alleges that Eagle’s refusal to take delivery of several batches of Argatroban finished drug product constitutes a breach of the parties’ December 14, 2012 supply agreement. Eagle believes that the allegations against it are without merit and is vigorously defending itself in the Arbitration, which is scheduled for April 2022.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
8,791,270 and 9,572,887 against Slayback (Slayback I and Slayback II), and of U.S. Patent Nos. 8,609,707, 8,791,270, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399 against Fresenius, Apotex, and Mylan, and of U.S. Patent Nos. 9,572,887, 10,010,533, 9,034,908, 9,144,568, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384 against Hospira, and of U.S. Patent Nos. 8,609,707, 9,000,021, 9,034,908, 9,144,568, 9,265,831, 9,572,796, 9,572,797, 9,572,887, 9,579,384, 9,597,397, 9,597,398, 9,597,399, 10,010,533, and 10,052,385 against Lupin and of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385 against Aurobindo. The parties stipulated to dismiss without prejudice U.S. Patent No. 8,791,270 as to Apotex, Fresenius and Mylan on July 24, 2018, August 2, 2018, and August 3, 2018, respectively. Slayback, Apotex, Fresenius, and Mylan answered their Complaints and some filed various counterclaims on September 29, 2017 (Slayback I), February 12, 2018 (Slayback II), November 27, 2017, September 15, 2017, and February 14, 2018, respectively. The Patentees answered the Slayback I, Slayback II, Fresenius, and Apotex counterclaims on October 20, 2017, March 5, 2018, October 6, 2017, and December 18, 2017, respectively. On October 15, 2018, the Patentees filed a suit against Fresenius and Mylan in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 10,010,533 and 10,052,385. The Slayback I, Slayback II, Apotex, Fresenius and Mylan cases have been consolidated for all purposes (the “Consolidated Bendeka Litigation”), and a bench trial in these cases was held September 9-19, 2019. On April 27, 2020, the district court held that the asserted patents are valid and infringed by Slayback, Apotex, Fresenius and Mylan. On July 6, 2020, the district court entered a final judgment reflecting this decision, stating that pursuant to 35 U.S.C. § 271(e)(4)(A), the FDA shall not approve Apotex’s, Fresenius’s, Mylan’s, or Slayback’s ANDA products on a date which is earlier than January 28, 2031, and enjoining Apotex, Fresenius, Mylan, and Slayback from commercially manufacturing, using, offering to sell, or selling within the US or importing into the US, their ANDA products before that date. On August 4, 2020, Apotex, Fresenius, and Mylan appealed this final judgment, and filed their opening briefs on November 4, 2020. Plaintiffs’ responsive appeal brief was filed on February 12, 2021. Defendants’ reply briefs were filed April 5, 2021. On August 2, 2021, Fresenius’s appeal was dismissed pursuant to a settlement agreement reached with Patentees. Oral argument for the remaining defendants occurred on August 3, 2021. On August 13, 2021, the appeals court affirmed the trial court’s decision. The mandate was issued on October 22, 2021. Apotex filed a petition for certiorari on December 14, 2021, which the Supreme Court denied on February 22, 2022.

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

Patentees filed suit against Hospira, Inc. on November 16, 2021. Patentees have asserted U.S. Patent No. 11,103,483. Hospira filed its Answer on December 8, 2021. Scheduling for the case is ongoing. The parties submitted disputed scheduling proposals on February 15, 2022, a decision on which is currently pending before the Court.

On March 10, 2020, the parties filed a stipulation and order of dismissal without prejudice as to Lupin, which the Court entered March 11, 2020.

Aurobindo answered the Complaint on July 20, 2020. The parties exchanged initial disclosures on December 11, 2020. Plaintiffs provided their infringement contentions on March 12, 2021. On October 20, 2021, the Court entered a stipulation of dismissal based on a settlement between the parties

Patentees filed suit against Dr. Reddy’s Laboratories on May 13, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. Dr. Reddy’s answer was filed August 16, 2021. On December 27, 2021, Dr. Reddy’s moved for judgment on the pleadings, seeking a dismissal of all patents except the ‘887 patent. On January 27, 2022, the Court entered an agreed stipulation by the parties dismissing all patents except the ‘887. On February 8, 2022, consistent with that stipulation, Patentees filed an Amended Complaint removing the dismissed patents and adding U.S. Patent No 11,103,483. Dr. Reddy’s filed its Answer and Counterclaims to that Amended Complaint on February 22, 2022. Patentees’ Counterclaim Answer is due March 15, 2022.Fact discovery is ongoing, and the case is set for trial on May 1, 2023.

Patentees filed suit against Accord Healthcare on June 29, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384,

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
10,010,533, and 10,052,385. On January 13, 2022, Accord filed a Motion to Dismiss for failure to state a claim. On January 26, 2022, Patentees filed a First Amended Complaint, removing all patents except the ‘887 patent and additionally asserting U.S. Patent No. 11,103,483. Accord filed its Answer and Counterclaims to that Amended Complaint on February 10, 2022. On February 28, 2022, Patentees filed their Answer to Accord’s Counterclaims. Scheduling for the case is ongoing and a proposed schedule is due to the Court on March 16, 2022

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company - (Belrapzo®)
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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company, Apotex, Inc. and Apotex Corp.,
Celerity Pharmaceuticals, LLC - (BELRAPZO®)
Slayback, Apotex, and Celerity Pharmaceuticals, LLC (“Celerity”) filed NDAs referencing Eagle’s Belrapzo NDA. The Company filed suits against Slayback, Apotex, and Celerity in the United States District Court for the District of Delaware on August 31, 2021 (Slayback and Apotex) and on January 11, 2022 (Celerity) alleging infringement of U.S. Patent No. 11,103,483. On September 22, 2021, both Slayback and Apotex filed their Answers. The suit against Slayback and Apotex is set for trial on October 26, 2022, and fact discovery is ongoing. On February 2, 2022, Celerity moved to dismiss the pending complaint. In response, the Company filed an Amended Complaint on March 1, 2022. Celerity’s response is due March 15, 2022.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together, “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product, if approved by FDA, will be an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation took place on March 3, 2020. On April 17, 2020, we submitted a letter requesting leave to file a motion for summary judgment of non-infringement. Par’s responsive letter was submitted on May 8, 2020. On May 18, 2020, the court said it would hear non-infringement arguments at trial and not through summary judgment. Fact discovery ended in October 2019, and expert discovery ended in February 2020. Due to the COVID-19 pandemic, the trial, which was scheduled to begin May 18, 2020, was rescheduled to and occurred on July 7-9, 2021. Post-trial briefing was submitted on July 28, 2021. The Court issued an opinion on August 31, 2021 and entered a final judgment of non-infringement in favor of Eagle on September 16, 2021. Par filed a Notice of Appeal of the final judgment on September 22, 2021, and the appeal was docketed with the United States Court of Appeals for the Federal Circuit on September 23, 2021. Par filed its principal appeal brief on December 6, 2021, Eagle filed its responsive appeal brief on February 1, 2022, and Par filed its reply appeal brief on February 22, 2022. The 30-month stay of FDA approval expired on October 17, 2020. The FDA approved Eagle’s ANDA on December 15, 2021. On December 16, 2021, Par filed an emergency motion for temporary restraining order and preliminary injunction in the district court to enjoin Eagle from launching its product, but Par voluntarily withdrew the motion on December 20, 2021.
Eagle commercially launched its ANDA product in January 2022. This suit is pending.

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

The following table summarizes the amounts recorded and activity during the year ended December 31, 2021;

	Initial	Fair Value Adjustments to the note	Accretion of Discount	Estimated Credit Loss	Interest Income	Fair Value Adjustment to Embedded Derivative	December 31, 2021
Fair value of the note	$5,000	$(94)	$—	$—	$—	$—	$4,906
Discount on the note	(276)	—	149	—	—	—	(127)
Estimated Credit Loss	—	—	—	(758)	—	—	(758)
Convertible Promissory Note, net	$4,724	$(94)	$149	$(758)	$—	$—	$4,021

Embedded Derivative	$276	$—	$—	$—	$—	$686	$962

Interest Receivable	$—	$—	$—	$—	$329	$—	$329

Total in Other Current Assets	$5,000	$(94)	$149	$(758)	$329	$686	$5,312