Form 10-K/A
period 2021-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2022-05-02
CIK 827871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              ..

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 25, 2022 was 12,698,566 shares.

EXPLANATORY NOTE

Eagle Pharmaceuticals, Inc., or the Company, is filing this Amendment No. 1, or Amendment, to its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission, or the SEC, on March 8, 2022, or the Initial Filing, solely for the purposes of amending and supplementing Part III of the Annual Report on Form 10-K. This Amendment changes the Company’s Initial Filing by including information required by Part III (Items 10, Director, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accounting Fees and Services) because the Company’s definitive proxy statement will not be filed within 120 days after December 31, 2021, the end of the fiscal year covered by the Company’s Annual Report on Form 10-K.

In addition, in connection with the filing of this Amendment, the Company is including new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15, Exhibits and Financials Statement Schedules of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

In this Amendment, “we,” “our,” “us,” “Eagle,” and “the Company” refer to Eagle Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries. This report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth information as of March 31, 2022 with respect to our current directors serving on our board of directors, or our Board:

Name	Age	Position(s)
Scott Tarriff (4)	62	President, Chief Executive Officer and Director
Michael Graves (1)(2)(3)	59	Chairman of the Board
Steven Ratoff (1)(2)	79	Director
Jennifer K. Simpson (3)(4)	53	Director
Robert L. Glenning (1)(3)	61	Director
Richard A. Edlin (2)(3)	61	Director
Luciana Borio (4)	51	Director

(1)	Member of our audit committee which is chaired by Steven Ratoff.
(2)	Member of our compensation committee which is chaired by Michael Graves.
(3)	Member of our nominating and corporate governance committee which is chaired by Michael Graves.
(4)	Member of our strategic clinical development committee which is chaired by Luciana Borio.

Scott Tarriff is our founder and has served as our Chief Executive Officer and as a member of our Board since our inception in January 2007. Prior to joining Eagle, Mr. Tarriff held various executive positions at Par Pharmaceutical Companies, Inc., a publicly-traded developer, manufacturer and marketer of specialty pharmaceuticals, including as president and chief executive officer from September 2003 to September 2006, after joining Par in 1998. Mr. Tarriff also served on Par’s board of directors from 2002 to September 2006. Prior to that, Mr. Tarriff held various positions with Bristol-Myers Squibb, a publicly-traded biopharmaceutical company, including senior director-marketing. Mr. Tarriff previously served as a director of Synthetic Biologics, Inc., a publicly-traded biotechnology company, from February 2012 to November 2020, as a director of Ziopharm Oncology, Inc., a publicly-traded biotechnology company, from September 2015 to December 2020 and as a director of Clinical Data, Inc., a publicly-traded pharmaceutical company, from September 2009 to April 2011 when Clinical Data was acquired by Forest Laboratories, Inc. Mr. Tarriff holds a B.S. in marketing from Pennsylvania State University and an M.B.A. from Rider College. Our Board believes that Mr. Tarriff’s extensive knowledge of our business, his management experience in the pharmaceutical industry, as well as his operational expertise, qualifies him to serve on our Board and as our Chief Executive Officer.

Michael Graves has served as a member of our Board since November 2013. In June 2016, our Board appointed Mr. Graves chairman of the Board. In January 2012, Mr. Graves joined the board of directors of RiboCor, Inc. and in December 2011, Mr. Graves was appointed executive chairman of the board of directors of Nanocopoeia, Inc., both private pharmaceutical companies. From May 2007 to July 2011, Mr. Graves served as the chief executive officer and president of Paddock Laboratories, Inc., a pharmaceutical company engaged in the manufacture, distribution and marketing of bioequivalent generic pharmaceuticals. From September 2005 to November 2006, Mr. Graves served as president of the generic products division at Par Pharmaceutical Companies, Inc., a publicly-traded developer, manufacturer and marketer of specialty pharmaceuticals. While at Par, Mr. Graves oversaw the strategy development of Par’s generic pharmaceutical business. Beginning in 1998, Mr. Graves served as director of marketing and sales operations of Par, and in 2004, Mr. Graves was promoted to senior vice president of corporate development and strategic planning. Mr. Graves served in this position until his promotion to president of the generic products division in September 2005. Mr. Graves holds a B.S. from State University College of New York at Buffalo. Our Board believes that Mr. Graves’ extensive experience in marketing, sales, business development and operations qualifies him to serve on our Board.

Steven B. Ratoff has served as a member of our Board since March 2007. Mr. Ratoff is a private investor who has served as the chief executive officer of CM Systems LLC, a cloud-based software company, since July 2018. Mr. Ratoff’s prior experience includes serving as a venture partner for ProQuest Investments from 2005 to 2013, as chief executive officer of Novadel Pharma, Inc., a specialty pharmaceutical company, from 2010 to 2017, and as chief executive officer of CIMA Labs, Inc., a specialty pharmaceutical company acquired by Cephalon in 2004. In addition, Mr. Ratoff served as chief financial officer of the Brown-Forman Company from 1995 to 2001. Mr. Ratoff holds a B.S. in business administration from Boston University and an M.B.A. with Distinction from the University of Michigan. Our Board believes that Mr. Ratoff’s extensive executive experience and background in the global pharmaceutical and consumer products industries as well as his strong financial background qualifies him to serve on our Board.

Dr. Jennifer K. Simpson, Ph.D., MSN, CRNP has served as a member of our Board since August 2019. Dr. Simpson also serves as a director of CytRx Corporation, a publicly traded biotechnology company. Dr. Simpson serves as CEO and on the Board of Directors of Panbela Therapeutics, Inc. (formerly known as Sun BioPharma, Inc.) a company developing disruptive therapeutics for the treatment of patients with pancreatic cancer. From May 2015 to June 2020, Dr. Simpson served as CEO and on the Board of Directors from October 2015 to June 2020 of Delcath Systems, Inc., an interventional oncology company focused on the treatment of primary and metastatic liver cancers. She joined Delcath in 2012 as an Executive Vice President, Global Marketing. From May 2011 to March 2012, Dr. Simpson served as the Vice President, Global Marketing, Oncology Brand Lead at ImClone Systems, Inc. (a wholly owned subsidiary of Eli Lilly and Company), where she was responsible for all product commercialization activities and launch preparation for one of the late-stage assets. From June 2009 to May 2011, Dr. Simpson served as the Vice President, Product Champion and from 2008 to 2009 as the Associate Vice President, Product Champion for ImClone’s product Ramucirumab. Prior to ImClone, Dr, Simpson worked at Ortho Biotech (now Janssen Biotech) focused in Oncology and spent over a decade as a hematology/oncology nurse practitioner and educator. Dr. Simpson earned a Ph.D. in Epidemiology from the University of Pittsburgh, an M.S. in Nursing from the University of Rochester, and a B.S. in Nursing from the State University of New York at Buffalo. The Nominating Committee considered Dr. Simpson’s experience and qualifications, in addition to her relevant executive management and operational pharmaceutical experience, as well as the overall composition of the Board, in making the determination that Dr. Simpson should serve as director of Eagle.

Robert Glenning has served as a member of our Board since July 2016. Mr. Glenning has over 30 years of experience in the healthcare industry and since July 2016 has served as the President of the Financial Services and Information Service Divisions and Chief Financial Officer at Hackensack Meridian Health, a not-for- profit healthcare organization that is the most comprehensive health delivery network in the state of New Jersey, with anticipated revenues of over $6 billion annually. From 2007 to June 2016, he served as Executive Vice President and Chief Financial Officer of Hackensack University Health Network. From 2002 to 2007, Mr. Glenning served as an Executive Vice President and Chief Financial Officer of Kaleida Health Inc., the largest healthcare system in western New York. Prior to Kaleida Health, he served as Vice President and Chief Financial Officer of acute care at Northeast Health and Albany Memorial Hospital. Mr. Glenning began his career at PricewaterhouseCoopers. He earned his BBA from Siena College and his MBA from Clarkson University. He is a Certified Public Accountant (license currently inactive). Our Board believes that Mr. Glenning’s extensive executive experience and background in the healthcare industry as well as his strong financial background qualifies him to serve on our Board.

Richard A. Edlin has served as a member of our Board since March 2017. Mr. Edlin joined law firm Greenberg Traurig, LLP in August 2000. He was named vice chair of the firm in September 2016 and chair of the New York Litigation Department in January 2014. He has been a member of the firm’s executive committee since February 2013. Mr. Edlin is a trial lawyer with broad experience in both trial and appellate courts including the U.S. Supreme Court and the Delaware Supreme Court. He has tried cases in federal and state courts across the country and has handled domestic and international arbitrations. Mr. Edlin handles a wide variety of litigation and routinely acts for companies and their management in areas such as securities, general commercial and contractual disputes, antitrust and intellectual property. He is currently handling matters for leading financial institutions arising out of the economic downturn and real estate collapse; intellectual property litigation for major electronics/consumer companies; for leading pharmaceutical companies involved in contract disputes; antitrust investigations; and for individuals involved in various commercial disputes. Mr. Edlin is a frequent lecturer on litigation strategy and is the author of Courtroom Strategies for Litigation Success. He received his B.A. degree from Tufts University, magna cum laude in history, and received his law degree from Columbia University School of Law, where he was a Harlan Fiske Stone Scholar. Our Board believes that Mr. Edlin’s experience as an attorney and his demonstrated facility as a corporate and strategic advisor qualify him to serve on our Board.

Dr. Luciana Borio, M.D. has served as a member of our Board since April 2021. Since 2021, Dr. Borio has served as a venture partner at Arch Venture Partners. Between 2017 and 2019, Dr. Borio has served as Senior Vice President of In-Q-Tel, an independent strategic investment firm that supports the mission of the United States national security community, and served as a member of President Biden’s Transition COVID-19 Advisory Board from November 2020 to January 2021. Previously, Dr. Borio served as Director, Medical and Biodefense Preparedness Policy, for the White House National Security Council from 2017 to 2019. Prior to that, Dr. Borio spent nearly ten years at the United States Food and Drug Administration in roles of increasing responsibility, serving as Acting Chief Scientist from 2015 to 2017, Assistant Commissioner for Counterterrorism Policy from 2010 to 2017, Director of the Office of Counterterrorism and Emerging Threats from 2010 to 2015 and Medical Officer from 2008 to 2010. Dr. Borio also currently serves as a Senior Fellow for Global Health at the Council on Foreign Relations, as a trustee of Noblis, on the Scientific Advisory Board of the Clorox Company and on the Regulatory Advisory Board of National Resilience. Dr. Borio earned an M.D. with distinction from George Washington University School of Medicine and a B.S. in Zoology from George Washington University. Our Board believes that Dr. Borio’s background and extensive experience working in government and regulatory agencies, as well as her medical and public health expertise, qualifies her to serve on our Board.

Certain Corporate Governance Matters

Audit Committee

Our audit committee currently consists of Steven Ratoff, Michael Graves and Robert Glenning, each of whom our Board has determined meets the independence requirements of Rule 10A-3 of the Exchange Act and the listing standards of The Nasdaq Stock Market LLC, or Nasdaq, with respect to audit committee members.

Our Board has determined that Steven Ratoff qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, our Board has considered Mr. Ratoff’s extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.eagleus.com. The nominating and corporate governance committee of our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We intend to disclose any amendment or waiver of a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, or principal accounting officer, or persons performing similar functions, by posting such information on our website.

Director Nominations

No material changes have been made to the procedures by which shareholders may recommend nominees to our Board.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of March 31, 2022:

Name	Age	Position(s)
Executive Officers
Scott Tarriff	62	Chief Executive Officer, President, Director
Brian Cahill	53	Chief Financial Officer
Michael Moran	54	Chief Commercial Officer

Biographical information for Mr. Tarriff is presented above.

Brian Cahill has served as our Chief Financial Officer since October 2020. Mr. Cahill served as the Vice President of Finance of the Company from January 2018 to October 2020 and previously served as the Company’s Corporate Controller from October 2016 to December 2017. Prior to joining the Company, Mr. Cahill held Corporate Controller positions from November 2015 to October 2016 at Aralez Pharmaceuticals, Inc., a specialty pharmaceutical company, and from October 2006 to October 2015 at Par Pharmaceutical Companies, Inc., a generic and branded pharmaceutical company, where he had broad responsibility for the technical accounting, management and Securities and Exchange Commission reporting, income tax, revenue controls, financial business integration, payroll, and accounts payable functions. Mr. Cahill also held positions of increasing responsibility from November 1999 to October 2006 at PricewaterhouseCoopers LLP. Mr. Cahill holds a B.S. in Accounting from Manhattan College and is a Certified Public Accountant.

Michael Moran has served as our Executive Vice President, Chief Commercial Officer since September 2021, and previously served as our Executive Vice President, Sales, Business Development and Government Affairs from August 2019 through September 2021 and as our Vice President - US Head of Sales, Market Access and Government Affairs from January 2016 to August 2019. Before joining us in January 2016, Mr. Moran spent eight years at GlaxoSmithKline, eventually serving as Field Vice-President. Prior to that, Mr. Moran served as Northeast Regional Business Director of Reliant Pharmaceuticals, and prior to that as Senior District Manager at Muro Pharmaceuticals. Mr. Moran began his career with AstraZeneca Pharmaceuticals, serving as a Pharmaceutical Sales Specialist. Mr. Moran holds a B.S. in business management from the State University of New York at Empire and completed the Transformational Leadership for Executives program at the University of Pennsylvania Wharton School of Business.

Item 11. Executive Compensation.

Executive compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview of the material components of our executive compensation program for the fiscal year ended December 31, 2021, for our "named executive officers" who are listed below. This discussion and analysis is intended to assist you in understanding the information provided in the compensation tables below and to provide additional context regarding our overall compensation program. In addition, we explain how and why our Board and compensation committee determined our compensation policies and made specific compensation decisions for our named executive officers during and for 2021.

Named Executive Officers

Our named executive officers for the fiscal year ended December 31, 2021, are as follows:

Name	Position(s)
Scott Tarriff	Chief Executive Officer and President
Brian Cahill	Chief Financial Officer
Michael Moran(1)	Executive Vice President and Chief Commercial Officer
David Pernock(2)	Former President and Chief Operating Officer
Judith Ng-Cashin, M.D.(3)	Former Executive Vice President and Chief Medical Officer

(1)	Mr. Moran was appointed to our Executive Vice President, Chief Commercial Officer effective September 27, 2021. Prior to such promotion, Mr. Moran served as our Executive Vice President of Sales, Business Development and Government Affairs.

(2)	Mr. Pernock is no longer with the Company. Mr. Pernock served as our President and Chief Operating Officer until September 27, 2021, and as our Executive Vice President of Operations from September 27, 2021 until December 31, 2021.

(3)	Dr. Ng-Cashin is no longer with the Company. Dr. Ng-Cashin ceased serving as our Chief Medical Officer effective December 27, 2021.

Executive Summary

Business Highlights

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

Our science-based business model has a proven track record with U.S. Food and Drug Administration, or FDA, approval and commercial launches of three products: RYANODEX® (dantrolene sodium), or RYANODEX, bendamustine ready-to-dilute, or RTD, 500ml solution, or BELRAPZO, rapidly infused bendamustine RTD, or BENDEKA. We market our products through marketing partners and/or our internal direct sales force. We market RYANODEX and BELRAPZO, and Teva Pharmaceutical Industries Ltd. markets BENDEKA through its subsidiary Cephalon, Inc. In addition, in February 2022, we announced the commercial availability of PEMFEXY®, our novel pemetrexed product, or PEMFEXY, a branded alternative to ALIMTA® for metastatic nonsquamous nonsmall cell lung cancer and malignant pleural mesothelioma, and in January 2022, we announced the commercial availability of our recently approved product, vasopressin, an A-rated generic alternative to Vasostrict®, with 180 days of marketing exclusivity.

With several pipeline projects underway and the potential for product launches over the next few years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file, first-to-market or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including nerve agent, acute radiation syndrome, traumatic brain injury/concussion and Alzheimer’s disease as well as investigations of compounds such as EA-114 (our fulvestrant product candidate) for patients with HR-positive advanced breast cancer. Our clinical development program also includes a license agreement with Combioxin, SA under which we were granted exclusive, worldwide development commercialization rights to CAL02, a novel first-in-class antitoxin agent for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs and a license agreement with AOP Orphan, for the commercial rights to its product, landiolol in the United States. Landiolol is a leading hospital emergency use product, which is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias..

We believe that our strong financial foundation, with zero net debt and profitability from 2015 (our first full year as a publicly traded company) to 2020, underpins our promising pipeline. Since 2013, we have invested $282 million—more than 22% of revenue over that period—in research and development. Through our stock repurchase program we have returned $228.1 million to our stockholders as of December 31, 2021, a figure that exceeds the aggregate capital we have raised in the public equity markets since our initial public offering in 2014.

Compensation Highlights

Our compensation committee has carefully considered the significant corporate achievements described above and our transformation as a company in making compensation decisions. Our compensation committee aims to provide our named executive officers with compensation that is dependent upon their individual performance, the performance of our business and our common stock, and consistent with our compensation philosophy. As our business grows and transforms, our executive compensation program has also continued to evolve and transform. Our compensation committee carefully evaluates our compensation arrangements and develops plans and arrangements that it believes are the most appropriate to drive results for our Company and our stockholders, and makes changes as we move forward to ensure that our compensation program aligns our executive officers' compensation with our stockholders' interests and our Company performance over the long-term.

Key features of our executive compensation program include the following:

✓	We tie pay to performance and emphasize "at risk" compensation. Our compensation committee structures a significant portion of our named executive officers' target total direct compensation (consisting of base salary, an annual performance bonus opportunity and equity awards) to be variable, at risk and tied directly to our performance over the short- and long-term. The following chart shows the portion of the 2021 total direct compensation of our Chief Executive Officer and our other named executive officers (other than those who were no longer employed as of year-end) that was "at-risk", consisting of annual performance bonus earned and equity awards granted, as reported in our "Summary Compensation Table:"

✓	The annual performance bonuses are tied to meeting key corporate objectives. Our annual performance bonus opportunities for our named executive officers are tied to our achievement of annual corporate objectives established each year. No bonuses are guaranteed. In 2021, we achieved 164% of our specified corporate objectives for the year and each of our named executive officers (other than those who were no longer employed as of year-end) received a performance bonus of 164% of their target annual performance bonus opportunity.

✓	We emphasize long-term incentive compensation, with significant and increased emphasis on multi-year awards that vest only upon achievement of rigorous performance goals. Equity awards are an integral part of our executive compensation program. Historically we granted a combination of stock options and restricted stock unit, or RSU, awards to our executive officers and in 2018 we granted performance-vesting RSUs, or PSUs. All of the 2018 PSUs were forfeited in early 2021 because we did not meet the three-year designated performance goals. For fiscal 2021, we granted 100% of our CEO’s equity awards in the form of PSUs that vest only if rigorous performance goals relating to relative TSR and key operational milestones are achieved over a three year performance period and approximately 65% of other NEO’s target equity awards in the form of such PSUs. We again granted PSUs to each of our NEOs in 2022.

✓	We engage with our stockholders to understand their views on our executive compensation program and make changes where appropriate, as described in the section below entitled "Stockholder Engagement and Actions in Response to Advisory Vote on Named Executive Officer Compensation."

✓	We maintain stock ownership and holding guidelines. We maintain ownership and holding guidelines, which ensure that our executive officers maintain a meaningful equity stake in our Company. Under these guidelines, our Chief Executive Officer must own equity interests with a value equal to six times his annual base salary and each of our other named executive officers must own equity interests with a value equal to two times his or her respective annual base salary, as well as retain a certain percentage of the shares acquired from equity awards if the ownership guidelines are not met under certain circumstances.

✓	We generally do not provide any executive fringe benefits or perquisites to our named executive officers, such as car allowances, personal security, or financial planning advice.

✓	Our compensation committee retains an independent compensation consultant to provide assistance in the discharge of its responsibilities. Our compensation committee has engaged Compensia, a national compensation consulting firm, which advises the compensation committee on market practices so that our compensation committee can regularly assess our executive compensation program against our peer companies, the general marketplace and other industry data points.

Stockholder Engagement and Actions in Response to Advisory Vote on Executive Compensation

At our 2021 Annual Meeting of Stockholders, our stockholders approved, on an advisory basis, the compensation of our named executive officers, as disclosed in our 2021 proxy statement. The proposal was supported by approximately 93% of the total votes cast, a 72% increase over our 2020 "say on pay" vote. We believe this increase of support was, in part, the result of the stockholder outreach that we commenced and changes we made to our executive compensation program over the past two years. During 2021, members of our management, and in some cases members of our compensation committee and Board, actively engaged in a dialogue with a significant number of our large stockholders to gain a better understanding of their views regarding our executive compensation program as well as other corporate governance matters. Specifically, we reached out to our largest stockholders representing over 80% of our outstanding common stock. We held informative discussions with several of our top holders who expressed interest in speaking with us, representing approximately 40% of our outstanding common stock. Our compensation committee's primary actions resulting from our 2020 and 2021 "say on pay" advisory votes and stockholder outreach were as follows:

The primary feedback we received from stockholders was a desire for us to structure a greater portion of equity opportunities in the form of performance-vesting awards, a concern with the magnitude of CEO compensation (particularly equity compensation) and our alignment of pay with company performance. As a result, the compensation committee spent considerable time developing changes to our executive compensation program for 2021.

First, the compensation committee chose not to extend or modify our outstanding PSUs that were granted during 2018; as a result, each of our NEOs forfeited sizable equity opportunities in early 2021. These PSUs were eligible to vest in early 2021 only if we met significant stock price goals during the three-year performance period. Although we believe that the COVID-19 pandemic and other factors outside the control of management contributed to our inability to meet these goals within the performance period, we chose not to extend the performance period or adjust the performance goals, in line with our pay for performance philosophy.

Second, the compensation committee developed a 2021 executive compensation program heavily weighted to a new PSU program with following key terms:

➢We increased the proportion of equity delivered in PSUs. PSUs represented 100% of our CEO’s 2021 equity award and 65% of our other continuing NEO’s 2021 equity awards (the remaining 35% consisted of RSUs).

➢We decreased the grant value of our CEO’s equity award. The target grant date value of the CEO’s 2021 PSU award approximated the median value of equity awards granted by our peer companies and reflected nearly a 50% decrease from the grant date value of the CEO’s 2020 equity awards.

➢We refined the goals and structure of our 2021 PSUs compared to our 2018 PSUs. Our 2021 PSUs have a three-year performance period, with vesting dependent on achievement of multiple performance goals, rather than simply stock price over a 30-day period. A portion of the PSU vests based on our total shareholder return relative to the S&P500 Biotech Select Index and a portion of the PSU vests based on our achievement of key regulatory and sales milestones for our business.

➢We lowered the cap on payout. The number of 2021 PSUs that may vest based on performance achievement is capped at 2x for our CEO and lesser amounts for our other NEOs. The 2018 PSUs allowed for up to a 3x payout if the highest stock price hurdle was achieved.

We continued to grant PSUs on similar terms as the 2021 PSUs described above to each of our continuing NEOs in 2022.

Our compensation committee will monitor and continue to evaluate our executive compensation program going forward in light of our stockholders views and our transforming business needs. Our compensation committee expects to continue to consider the outcome of our "say on pay" votes and our stockholders' views when making future compensation decisions for our named executive officers.

Realizable Pay and Alignment with Company Performance

Because we provide a significant portion of target total direct compensation in the form of "at-risk" equity awards, evaluating the compensation that is actually realizable by our Chief Executive Officer provides an important perspective to understanding the alignment between his pay and our Company's performance and stockholder interests. Realizable pay recognizes the impact of actual financial and stock performance in the returns available (or "realizable") by the executive. In contrast, reported pay (which reflects the grant date fair value for equity awards reported in the Summary Compensation Table) estimates the expected value of compensation on the day it was granted, in accordance with financial accounting standards.

The following chart shows our indexed total stockholder return, or TSR, for 2019, 2020 and 2021, the past three fully-completed years, with both our Chief Executive Officer's total reported compensation as well as his "realizable" pay, which reflects base salary and annual performance bonus earned and values equity awards granted during the year using their "intrinsic" value as of the end of the applicable year, which is the value the award could deliver as of such time (whether or not time-vesting requirements are met for vesting or exercise and, for performance-vesting awards with ongoing performance periods, assuming target performance). Indexed TSR is the return associated with a hypothetical $100 investment in our common stock at the beginning of the relevant period.

CEO Pay vs. Indexed
TSR Performance
3-year Average Pay
2019 - 2021
Consecutive 1-year Pay
2019 - 2021
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
CEO Pay ($000s)
$7,942
$6,375
$7,884
$8,438
$9,469
$4,114
$6,472
$6,572
100
100
149
98
116
96
126
89
200
175
150
125
100
75
50
25
0
Indexed TSR
2019 - 2021
2019
2020
2021
3-year Average Reported Pay
3-year Average Realizable Pay
1-year Reported Pay
1-year Realizable Pay
Indexed TSR Eagle
Indexed TSR Peer Company Average

The chart above demonstrates that while reported pay is the measure required to be disclosed in our "Summary Compensation Table", it is not the measure that best reflects the compensation paid to our Chief Executive Officer, nor the amount that can best be compared to our stock price in evaluating whether our Chief Executive Officer's compensation is aligned with our stockholders' interests.

Over the prior three-year period, our TSR has increased approximately 8% and our Chief Executive Officer's three-year average realizable pay represents approximately 80% of three-year average reported pay. For 2021, our TSR increased compared to 2020. Realizable pay likewise increased in 2021 as a result of our Chief Executive Officer's larger performance bonus payment (reflecting 164% of corporate goal achievement in 2021 as compared to 70% in 2020) and the fact that our Chief Executive Officer was granted equity solely in the form of PSUs in 2021, which resulted in realizable value proportional to our stock performance (in 2020, our Chief Executive Officer was granted RSUs and options, which were underwater as of the end of 2020). Because the 2021 PSUs are eligible to vest at the end of the three-year performance period only if performance goals are achieved, the amount of shares that may be realized is unknowable at such time and accordingly, the “realizable value” of these awards as of the end of 2021 is based on target shares. 2021 reported pay was lower than 2020 reported pay because of the substantially decreased grant date value of the equity awards we provided to the Chief Executive Officer in 2021 in response to the stockholder feedback described above.

Overview of our Executive Compensation Program

Objectives, Philosophy and Elements of Compensation

The overall objectives of our executive compensation program, including the related policies and practices are to:

•	attract, retain and motivate superior executive talent;

•	provide incentives that reward the achievement of performance goals that directly correlate to the enhancement of stockholder value, as well as to facilitate executive retention; and

•	align our executives' interests with those of our stockholders through long-term incentives.

Our executive compensation program generally consists of, and is intended to strike a balance among, the following three principal elements: base salary, annual performance bonuses and long-term incentive compensation in the form of equity awards. We also provide our executive officers with severance and change-in-control payments and benefits, as well as other benefits generally available to all our employees, including retirement benefits under our 401(k) plan and participation in employee benefit plans. The following table summarizes these three principal elements, their objectives and key features.

Element of Compensation	Objectives	Key Features
Base Salary (fixed cash)	Provides financial stability and security through a fixed amount of cash for performing job responsibilities.	Generally reviewed annually at the beginning of the year and determined based on a number of factors (including individual performance, internal parity, retention, expected cost of living increases and the overall performance of our Company) and by reference to market data provided by our compensation committee's compensation consultant.
Performance Bonus (at-risk cash)	Motivates and rewards for attaining rigorous annual corporate performance goals that relate to our key business objectives.	Target annual performance bonus opportunities, which are expressed as a percentage of base salary, are generally reviewed annually and determined based upon positions that have similar impact on the organization and competitive bonus opportunities in our market. Actual bonus payments are dependent upon the achievement of specific corporate performance objectives, generally determined by our compensation committee and our Board.
Actual bonus amounts earned are determined after the end of the year, based on achievement of the designated corporate performance objectives and individual executives' performance and contributions to these corporate achievements.

Long-Term Incentive (at-risk equity)

Motivates and rewards for long-term company performance; aligns executives' interests with stockholder interests and changes in stockholder value.

Attracts highly qualified executives and encourages their continued employment over the long-term.

Annual equity awards are generally reviewed and determined at the beginning of each year or as appropriate during the year for new hires, promotions, or reward for significant achievement.

Individual awards are determined based on a number of factors, including current corporate and individual performance, outstanding equity holdings and their retention value and total ownership, historical value of our stock, internal parity among executives and competitive market data provided by our compensation committee's compensation consultant.

Equity awards have been historically provided in the form of stock options that typically vest over a four-year period. Stock options are a key aspect of our "pay-for-performance" philosophy, by providing a return only if the market price of our stock appreciates over the stock option term. Beginning in 2018, we introduced "full value" awards consisting of RSUs and/or PSUs to our executives to further align their pay with performance and enhance the retention value of such awards.

In evaluating our executive compensation program and policies, as well as the short-term and long-term value of our executive compensation plans and arrangements, our compensation committee (on behalf of our Board) focuses on providing a competitive compensation package that provides significant short-term and long-term incentives for the achievement of measurable corporate objectives and individual contribution towards our corporate performance. We believe that this approach provides an appropriate blend of short-term and long-term incentives to maximize stockholder value.

We do not currently have any formal policies for allocating compensation among base salary, annual performance bonuses and equity awards, short-term and long-term compensation or among cash and non-cash compensation. Instead, our compensation committee uses its judgment to establish a target total direct compensation opportunity for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. However, a significant portion of our named executive officers' target total direct compensation opportunity is comprised of "at-risk" compensation in the form of an annual performance bonus opportunity and equity awards tied to stockholder returns, in order to align their incentives with the interests of our stockholders and our corporate objectives.

How We Determine Executive Compensation

Role of our Compensation Committee and Executive Officers in Setting Executive Compensation

As further described above, our compensation committee, comprised entirely of independent directors, is responsible for administering our executive compensation program and operates under a written charter. Among other things, the role of our compensation committee is to oversee our executive compensation program, policies, practices and plans, and to review and determine, as appropriate, the compensation to be paid to our executive officers and the non-employee members of our Board. As necessary, and if deemed appropriate by our compensation committee, the compensation committee may also make recommendations to the full Board for approval of certain compensation decisions relating to our named executive officers.

In making its executive compensation determinations, our compensation committee and, if applicable, the full Board, considers recommendations from our Chief Executive Officer for our executive officers (other than himself). In making his recommendations, our Chief Executive Officer has access to various third party compensation surveys and compensation data provided by our compensation committee's compensation consultant, as described below. While our Chief Executive Officer discusses his recommendations for the other executive officers with our compensation committee, he does not participate in the deliberations concerning, or the determination of, his own compensation. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by our compensation committee to make presentations, provide financial or other background information or advice or otherwise participate in compensation committee meetings. No executive officer is present during voting or deliberations on his or her own compensation.

Role of our Compensation Consultant

Our compensation committee has the sole authority to retain compensation consultants to assist in its evaluation of executive compensation, including the authority to approve the consultant's reasonable fees and other retention terms. As in prior years, for purposes of evaluating 2021 compensation for each of our executive officers and making 2021 compensation decisions, our compensation committee retained Compensia, a national compensation consultant, to assist it in reviewing our executive compensation program and to ensure that our compensation program remains competitive in attracting and retaining talented executives.

During 2021, Compensia assisted our compensation committee in selecting a group of peer companies to use as a reference in understanding the competitive market, evaluating current pay practices and philosophies and considering compensation and corporate governance best practices. As described further below, Compensia also prepared an analysis of our compensation practices with respect to base salaries, annual bonuses and long-term incentive compensation compared to competitive market practices. Compensia reports directly to our compensation committee, which maintains the authority to direct their work and engagement, and advises the compensation committee from time to time. Compensia interacts with management to gain access to company information that is required to perform its services and to understand the culture and policies of our organization.

Our compensation committee has considered whether the work of Compensia has raised any conflict of interest, taking into account the following factors: (i) the amount of fees paid to Compensia, as a percentage of the firm's total revenue; (ii) the provision of other services to us by Compensia; (iii) Compensia's policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the individual compensation advisors with any member of the compensation committee; (v) any business or personal relationship of Compensia or the individual compensation advisors employed by the firm with any of our executive officers and (vi) any shares of our common stock owned by the individual compensation advisors employed by Compensia. Based on the above factors, our compensation committee has concluded that the work of Compensia and the individual compensation advisors employed by Compensia has not created any conflict of interest.

Use of Competitive Market Data

We strive to attract and retain the most highly qualified executive officers in an extremely competitive market. Accordingly, our compensation committee believes that it is important when making its compensation decisions to be informed as to the competitive market for executive talent, including the current practices of comparable public companies with which we compete for such talent. Consequently, our compensation committee reviews market data for each executive officer's position, compiled by Compensia as described below.

Our compensation committee used a group of peer companies, developed with the assistance of Compensia, as a reference point in making 2021 executive compensation decisions. This compensation peer group was selected from among publicly-traded specialty pharmaceutical and biotechnology companies, based on the comparability of our market capitalization, and our business models. As of late 2020, the peer companies market capitalizations ranged, based on the 25th to 75th percentiles, between $437 million and $1.342 billion; at such time, our market capitalization fell at approximately the 38th percentile of the companies in the peer group. The 2021 peer group included the addition of five new peers that Compensia recommended due to their size and business models (Agenus, Clovis Oncology, Coherus BioSciences, Collegium Pharmaceutical and Vanda Pharmaceuticals), as reflected below, and removal of seven historical peers from 2020 (Acorda Therapeutics, Akorn, which was no longer publicly traded, Alkermes, Emergent BioSolutions, Haolozyme, Horizon Therapeutics and The Medicines Co., which was no longer publicly traded ).

This compensation peer group, which is referred to herein as our 2021 peer group, consisted of the following 16 publicly-traded companies:

Agenus*	Collegium Pharmaceutical*	PDL BioPharma
AMAG Pharmaceuticals	Corcept Therapeutics	Puma Biotechnology
Amphastar Pharmaceuticals	Lannett Co.	Supernus Pharmaceuticals
Assertio Therapeutics	Ligand Pharmaceuticals	Vanda Pharmaceuticals*
Clovis Oncology*	Nektar Therapeutics
Coherus BioSciences*	Pacira BioSciences

*New for 2021

Our compensation committee believes that the companies selected for the 2021 peer group were comparable to us, and represented our labor market for talent for key leadership positions at the time the compensation decisions for 2021 were made.

Our compensation committee did not "benchmark" the compensation of any of our named executive officers to a specific percentile of the compensation data derived from our 2021 peer group. Rather, our compensation committee reviews compensation data from the 2021 peer group companies, referred to as the market data, as reference points in making executive compensation decisions. Our compensation committee's general aim is for total executive compensation to remain competitive with the market, with individual amounts varying as appropriate based on corporate and individual executive performance, and other factors deemed to be appropriate by our compensation committee. The compensation committee has not developed a specific market positioning that we consistently aim for in setting compensation levels; instead our compensation committee determines each element of compensation, and total target cash and direct compensation, for each named executive officer based on various facts and circumstances appropriate for us in any given year. Competitive market positioning is only one of several factors, as described below under "Factors Used in Determining Executive Compensation," that our compensation committee considers in making compensation decisions, and therefore individual named executive officer compensation may fall at varying levels as compared to the market data.

Factors Used in Determining Executive Compensation

Our compensation committee sets the compensation of our executive officers at levels it determines to be competitive and appropriate for each named executive officer, using its professional experience and judgment. Compensation decisions are not made by use of a formulaic approach or benchmark; our compensation committee believes that these decisions require consideration of a multitude of relevant factors that may vary from year to year. In making executive compensation decisions, our compensation committee generally takes into consideration the factors listed below.

➢	Corporate performance and business needs

➢	Each named executive officer's individual performance, experience, job function, change in position or responsibilities, and expected future contributions to our company

➢	Internal pay parity among our named executive officers and positions

➢	The need to attract new talent to our executive team and retain existing talent in a highly competitive industry

➢	A range of market data reference points (generally the 25th, 50th, 60th and 75th percentiles of the market data), as described above under "—Use of Competitive Market Compensation Data"

➢	The total compensation cost and stockholder dilution resulting from executive compensation actions

➢	Trends and compensation paid to similarly situated executives within our market

➢	Compensia's recommendations

➢	Stockholder feedback

➢	A review of each named executive officer's total targeted and historical compensation and equity ownership

➢	Our Chief Executive Officer's recommendations, based on his direct knowledge of the performance by each named executive officer and his review of competitive market data

2021 Executive Compensation Program

Annual Base Salary

In February 2021, our compensation committee increased the base salaries of Messrs. Tariff, Moran and Pernock by approximately three percent. The compensation committee decided to prorate the market based merit increase for Dr. Ng-Cashin based on her hire date in October 2020 and not to increase the base salary of Mr. Cahill, which was determined in connection with his promotion to Chief Financial Officer in October 2020. Although some named executive officer's base salaries fell well below the median of the market data, the compensation committee kept base salary increases minimal to adjust for cost of living increases, to provide consistency across the executive team for internal parity purposes and because our compensation committee wanted to emphasize the 'at risk' components of pay rather than fixed cash compensation.

Our named executive officers' 2021 annual base salaries and increases from each of their base salaries in effect as of the end of 2020, were as follows:

Named Executive Officer	2021 Base Salary	Increase from 2020 Base Salary
Scott Tarriff	$816,000	3%
Brian Cahill	$380,000	—
Michael Moran(1)	$397,000	3%
David Pernock	$602,000	3%
Judith Ng-Cashin, M.D.	$412,000	0.5%

(1)	As a result of his appointment to Chief Commercial Officer, Mr. Moran’s annual base salary was increased to 455,800 in October 2021. The compensation committee determined this increase in base salary based on the amount it felt was appropriate to compensate Mr. Moran for his increased responsibilities and reasonable in relation to market data.

Annual Performance Bonuses

Our annual performance bonus program for 2021 was developed by our compensation committee and approved by the independent members of our Board. Under the program, each named executive officer was eligible to earn a performance bonus based on the achievement of corporate objectives established by our Board for the year, based on such officers target annual performance bonus opportunity, expressed as a percentage of such officers base salary, or target bonus percentage.

For 2021, the compensation committee maintained the same target bonus percentages for our named executive officers that were in place for 2020 (100% of base salary for our Chief Executive Officer and 60% of base salary for our other named executive officers). Our Chief Executive Officer's performance bonus target percentage was larger than the target bonus percentages of our other named executive officers because he has a greater impact on, and responsibility for, our corporate performance. No specific individual goals were established for any of our named executive officers for 2021, and accordingly each of our named executive officers' performance bonuses were intended to be tied to our corporate performance objectives. Because each named executive officer is responsible for contributing to the achievement of the corporate performance goals, individually and as part of the leadership team, such officers individual contribution towards our achievement of the corporate performance goals was considered by the compensation committee in approving individual bonus awards.

The 2021 corporate performance goals on which the annual performance bonuses were based were cross-functional in nature designed to require collaboration among all named executive officers and their respective areas of responsibility to achieve success. Their attainment of the goals was intended to give us the best positioning for future growth while delivering short term benefits thus aligning the interests of our named executive officers with those of our stockholders. In January 2021, our compensation committee reviewed and approved the extent to which we achieved each of our corporate performance goals. Given the results, our compensation committee determined that we met our corporate goals at a 164% overall level. Each of the 2021 corporate goals evaluated is listed below followed by a description of our achievement in relation to such goal:

Goals and Weightings	Achievements	Bonus Funding
Product Sales (10%) 1. Obtaining or exceeding the Ryanodex product sales goal for 2021 of $22.8 million 2. Obtaining or exceeding the Belrapzo product sales goal for 2021 of $29.5 million	Partially achieved goals based on the following: 1. Achieved 111% ($25.3 million) of Ryanodex sales goal 2. Achieved 80% ($23.7 million) of Belrapzo sales goal	9%
Earnings (10%) 1. Adjusted Non-GAAP EPS(1) Target $2.01 2. Adjusted Non-GAAP EBITDA(1) Target $34.3 million	Achieved goals based on the following: 1. Adjusted Non-GAAP EPS(1) for the twelve months ended December 31, 2021 was $2.59 (129% of target) 2. Adjusted Non-GAAP EBITDA(1) for the twelve months ended December 31, 2021 was $43.5 million (127% of target)	10%
Vasopressin (30%) 1. Achieve positive outcome in litigation concerning Par’s patent infringement claims against Eagle 2. Receive FDA approval of vasopressin ANDA 3. Secure 180-day marketing exclusivity for vasopressin 4. Initiate launch preparedness	Achieved goals based on the following: 1. Obtained U.S. District Court for the District of Delaware holding that vasopressin does not infringe any of the patents Par asserted 2. The Company received FDA approval for vasopressin ANDA in December 2021 3. Obtained FDA determination that Eagle has maintained its 180-day marketing exclusivity for vasopressin in December 2021 4. Ongoing planning through 2021 for launch readiness	30%

Goals and Weightings	Achievements	Bonus Funding
Fulvestrant (10%) 1. Develop a reformulation of Fulvestrant	Achieved goals based on the following: 1. Developed new formulation and anticipates in-human clinical trial initiation in 2022	10%
Pemfexy (15%) 1. Initiate commercial scale-up including capacity planning and manufacturing line improvements for successful launch	Achieved goals based on the following: 1. Ongoing planning through 2021 for launch readiness	15%
Ryanodex/ EA-11 for Nerve Agent Exposure (5%) 1. Successful completion of nonhuman primate study	Goal not achieved	0%
Bendamustine (10%) 1. Achieve positive outcomes in various bendamustine patent litigation matters 2. Maintain continuous rapidly infused bendamustine (“Bendeka”) and bendamustine ready-to-dilute 500ml solution (“Belrazpo”) commercial supply	Achieved goals based on the following: 1. Prevailed on appeal in upholding federal district court ruling in favor of Company 2. Maintained continuous supply of Bendeka and Belrapzo throughout 2021	10%
Corporate Governance (10%) 1. Investor outreach - establish and maintain comprehensive engagement with investors.	Achieved goals based on the following: 1. Management engaged shareholders through shareholder outreach regarding corporate governance and compensation practices	10%
Additional Goals: In addition to the goals outlined above, the management team would have an opportunity to earn up to an additional 100% of target bonuses, based on the achievement of the following extraordinary goals each of which would result in significant value creation, if achieved: 1. Vasopressin defined launch date 2. M&A/ Business Development Licensing	Partially achieved goals based on the following: 1. Achieved M&A/Business Development Licensing stretch goal based on the following: a. Obtained U.S. commercial license to landiolol, a beta-1 adrenergic blocker, a leading hospital emergency use product in Europe and Japan b. Entered into worldwide licensing agreement for CAL-02 antitoxin agent to treat severe pneumonia	70%

Goals and Weightings	Achievements	Bonus Funding

3.     Dantrolene new indications successful pre-clinical studies

4.     Obtain financing for corporate development as necessary

5.     Initiate new organic project

6.     New indication for Treakisym

7.     Obtain additional Bendamustine patents

2.     Achieved new indication for Treakisym goal based on the following: Obtained Japanese regulatory approval for expansion of Treakisym ready to dilute in combination with rituximab as treatment for relapsed or refractory diffuse large B-cell lymphoma (DLBCL)

3.     Achieved obtain additional bendamustine patents goal based on the following: Obtained U.S. Patent No. 11,103,483 covering Bendeka and Belrapzo, which has been successfully asserted in subsequent litigation

TOTAL		164%

(1)	Adjusted Non-GAAP EPS and Adjusted Non-GAAP EBITDA are non-GAAP financial measures. Please see Appendix A for a reconciliation between GAAP net income and non-GAAP adjusted EPS and EBITDA. We believe these measures help indicate underlying trends in our business and provide investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

Our compensation committee approved a performance bonus payment to each of our named executive officers under our 2021 annual performance bonus program at 164% of target bonus. Each of our named executive officer's actual bonus payment, as a dollar amount and a percentage of such officers her target annual performance bonus opportunity, as well as the target bonus amount on which such bonus was based, is shown in the table below:

Named Executive Officer	2021 Target Bonus (% of Base Salary)	2021 Target Bonus ($)	2021 Actual Bonus ($)	Actual Bonus as a % of Target Bonus
Scott Tarriff	100%	$816,000	$1,338,240	164%
Brian Cahill	60%	$228,000	$373,920	164%
Michael Moran(1)	60%	$255,206	$418,540	164%
David Pernock (2)	60%	$361,200	$—	—
Judith Ng-Cashin, M.D. (2)	60%	$247,200	$—	—

(1) Mr. Moran’s base salary was increased from $397,000 to $455,800 in October 2021 in connection with his appointment as our Chief Commercial Officer. As a result, his 2021 performance bonus amount was calculated based on his prorated base salary from October 1, 2021.

(2) Mr. Pernock and Dr. Ng-Cashin ceased employment during 2021 and as a result did not receive a 2021 bonus under our annual performance bonus program. As a result of his separation, Mr. Pernock received a severance payment, a portion of which was calculated by reference to his target bonus for 2021, as further described below under “—Severance and Change in Control Benefits”.

Long-Term Equity-Incentives

2021 Equity Awards

We have historically granted equity awards to our named executive officers exclusively in the form of stock options. Beginning in 2018, as a result of stockholder feedback, our compensation committee granted "full value" awards for the first time, in the form of restricted stock units, or RSUs, and performance vesting RSUs, or PSUs that were eligible to vest following a three-year performance period that ended in early 2021, if we achieved rigorous stock price performance goals during such period (the “2018-2020 PSUs”). In 2019 and 2020, we continued to grant stock options and RSUs to our then-serving named executive officers. In early 2021, each of Mr. Tariff and our named executive officers who held PSUs (Messrs. Cahill, Moran and Pernock) forfeited the entirety of their 2018-2020 PSUs because, despite coming close to our goals, we were unable to meet and sustain our stock price goals for such PSUs. The compensation committee chose not to extend the performance period or adjust the performance goals because it believed that maintaining the original goals and allowing forfeiture of the awards was in line with our overall pay for performance philosophy.

For 2021, the compensation committee re-evaluated our executive equity compensation and granted 2021 equity awards to our named executive officers heavily weighted to a newly developed PSU program. The compensation committee granted our CEO’s 2021 equity awards solely in the form of PSUs and granted our other named executive officers’ equity awards as 65% PSUs and 35% RSUs, based on the target grant value. The target grant value of each of our named executive officer’s 2021 equity awards (and the grant date fair value under ASC 718) was lower than the 2020 equity awards; in the case of Mr. Tarriff, the grant date fair value of his 2021 equity awards represented nearly a 50% decrease from the grant date fair value of his 2020 equity awards.

The PSU program consisted of two types of PSUs: a rTSR PSU and a Milestone PSU. Both rTSR PSUs and Milestone PSUs are structured to vest following conclusion of a three year performance period that runs from February 2021 through February 2024, if the relevant performance goals are achieved during such performance period. The rTSR PSUs are eligible to vest based on our total shareholder return relative to the S&P 600 Biotech Select Index over the three year performance period (the “rTSR”). The number of rTSR PSUs that may vest based on the rTSR ranges from 0% to 200% of the target number of rTSR PSUs, as follows: if we achieve rTSR at the 90th percentile, 200% of the target rTSR PSUs will vest; if we achieve rTSR at the 50th percentile, 100% of the target rTSR PSUs will vest; if we achieve rTSR at the 25th percentile, 50% of the target rTSR PSUs will vest. To the extent rTSR is between the 25th percentile and 90th percentile, the number of PSUs that will vest will be determined using linear interpolation. In addition, our absolute total shareholder return for the performance period must be greater than zero for any rTSR PSUs above target to vest.

The Milestone PSUs are eligible to vest based on our achievement of one or more of three milestones related to regulatory approval of fulvestrant (EA-114), sales of PEMFEXY™ and sales of vasopressin, respectively during the three year performance period. The number of Milestone PSUs that may vest based on the milestones ranges from 0% to 200% of the target number of Milestone PSUs, in the case of Mr. Tarriff, 175% of the target number of Milestone PSUs, in the case of Mr. Pernock, and 150% of the target number of Milestone PSUs, in the case of all of our other named executive officers. The compensation committee chose these milestones because it believes that they represent key growth drivers for our business that if met, could establish the foundation for revenue growth and increasing returns to our stockholders. The compensation committee set the milestones to be rigorous but achievable within the performance period with significant efforts. We are not disclosing the details of our three milestones because we believe that disclosure would result in competitive harm. If the milestones were disclosed, we believe the information would provide competitors with insights in our strategy, operations and development programs that would be harmful to us.

The PSUs are eligible to vest under certain circumstances in connection with a change in control prior to the end of the performance period, based on measurement at such time of the rTSR, the extent we achieved any of the milestones and our stock price in such transaction. Any PSUs that are assumed or continued by the acquiring or surviving entity following such change in control are subject to “double trigger” vesting acceleration if the executive officer is terminated involuntarily within a certain period of time following such change in control.

The compensation committee granted RSUs to our named executive officers other than Mr. Tarriff because the committee believed RSUs were appropriate and necessary to retain our named executive officers over the long term and align their interests with our stockholders, as these awards provide value if the executive remains with us over a four year period, and the value delivered is directly dependent on our stock price. The RSUs vest over a four-year period from the date of grant, subject to the executive officer’s continued service.

The annual equity awards granted to our named executive officers are reflected in the table below and were approved in February 2021.

	PSUs		RSUs
Named Executive Officer	rTSR PSU Grant (Target # shares)	Milestone PSU Grant (Target # shares)	RSU Grant (# shares)
Scott Tarriff	60,400	25,900	-
Brian Cahill	8,900	7,600	8,900
Michael Moran	8,200	7,100	8,200
David Pernock	9,700	8,300	9,700
Judith Ng-Cashin, M.D.	2,000	1,700	2,000

In determining the appropriate amount of each named executive officer’s annual equity awards, our compensation committee considered each named executive officer’s current equity holdings, and in particular the fact that our executives held little to no unvested “in-the-money” stock options that served as a retention tool as well as potential dilution of our share reserves, each named executive officer’s individual performance, total pay opportunities, and market data provided by Compensia. Our compensation committee used its subjective judgement to determine the amounts it believed were appropriate for each named executive officer, weighing the factors listed above.

The ultimate grant date fair value of the February 2021 annual equity awards to our executive officers (other than Mr. Tariff) reflected in the Summary Compensation Table does not reflect an exact 65% PSU and 35% RSU mix. The target grant value used by our compensation committee to calculate the number of shares subject to each named executive officer’s equity awards (and the 65%/35% mix of PSUs and RSUs) assumed target performance level for PSUs and utilized a 30-day average trading price to mitigate the impact of one-day or short-term stock price fluctuations. The grant date fair value of the PSUs and RSUs as reflected in the Summary Compensation Table are calculated under financial accounting standards based on a single day closing price of our common stock on the grant date and for the PSUs, include additional discounts and valuation methodologies to take into account the probable outcome of the performance conditions (for rTSR PSUs, applying a Monte-Carlo simulation).

Other Features of our Executive Compensation Program

Agreements with our Named Executive Officers

Our Chief Executive Officer entered into an employment agreement and our other named executive officers each signed offer letters of employment upon their joining the Company. Each of these agreements established the named executive officer's starting base salary, initial target annual performance bonus opportunity, and initial equity grant. These individuals' base salaries, annual performance bonus opportunities and any equity awards are reviewed annually by our compensation committee; the amounts effective for 2021 are described above in this Compensation Discussion and Analysis.

Severance and Change in Control Benefits

We provide severance benefits to certain of our named executive officers upon certain types of involuntary termination events, including terminations in connection with a change in control of our Company. In addition, our named executive officers are eligible for vesting acceleration of equity awards if, in connection with a change in control of our Company, the successor or acquiring entity refuses to assume, continue or substitute for such equity awards. The compensation committee believes that that severance and change in control protection payments and benefits are necessary to provide stability among our executive officers, serve to focus our executive officers on our business operations, and avoid distractions in connection with a potential change in control transaction or period of uncertainty.

Our compensation committee periodically reviews the severance and change in control payments and benefits that we provide, including by reference to market data, to ensure they remain appropriately structured and at reasonable levels. In December 2019, after a review of market data, we adopted the Amended and Restated Severance Benefit Plan, or the Severance Plan. The Severance Plan provides severance and change in control benefits to our Chief Executive Officer and certain other designated Company employees, including Mr. Moran and Mr. Pernock (prior to his separation), and supersedes and replaces each named executive officer's letter agreement, employment agreement or other agreement providing for severance or change in control benefits, unless otherwise indicated in Severance Plan. The compensation committee adopted the Severance Plan to provide benefits that they felt were more consistent with market data that would provide reasonable protection to our executives and serve as an important retention tool.

The significant terms of the Severance Plan for the Chief Executive Officer and the Company's other named executive officers who participate in the Severance Plan (Mr. Moran and Mr. Pernock (prior to his separation) include the following benefits upon an involuntary termination without cause or resignation for good reason: (1) a cash payment equal to a multiple of annual base salary (1.5x for the Chief Executive Officer and 1.0x for other named executive officers, increased to 2.0x for the Chief Executive Officer and 1.5x for the other named executive officers if such involuntary termination occurs in connection with a change in control); (2) an annual bonus payment, increased 2.0x for the Chief Executive Officer and 1.5x for the other named executive officers if such involuntary termination occurs in connection with a change in control; (3) continued COBRA premium payments for a period of time following termination (18 months for the Chief Executive Officer and 12 months for the other named executive officers, increased to 24 months for the Chief Executive Officer and 18 months for the other NEOs if such involuntary termination occurs in connection with a change in control); and (4) vesting acceleration of time-vesting equity awards either in part or in full (with all time-vesting awards accelerating in full if such involuntary termination occurs in connection with a change in control) and an extended time to exercise stock options. In addition, the Severance Plan provides for vesting acceleration of certain equity awards upon a change in control transaction if such awards are not assumed, continued or substituted for by the acquiring or successor entity or upon death or disability, as well as an extended period of time to exercise stock options following a death or disability. The Severance Plan will terminate on the earlier of the satisfaction of our obligations under the Severance Plan or three years from its effective date.

A more detailed description of the Severance Plan and each of our named executive officer payment and benefits upon a termination or change in control is provided below under "Potential Payments upon Termination or Change in Control."

2021 Executive Departures: Mr. Pernock and Dr. Ng-Cashin

Mr. Pernock ceased serving as our Executive Vice President of Operations on December 31, 2021. In connection with his departure, our compensation committee provided Mr. Pernock with a severance package consisting of (1) 12 month base salary continuation; (2) an amount equal to $614,295 equivalent to approximately 170% of his target bonus; (3) vesting acceleration of time-vesting equity awards for the portion of such awards that would vest over the 12 months following his separation; and (4) an extended time to exercise vested stock options for up to 12 months following his separation date. This severance reflected the severance benefits Mr. Pernock was eligible for under the Severance Plan, except that instead of receiving his target bonus amount, he received a bonus amount approximately equivalent to the bonus that would have been paid to him based on actual company performance during 2021 (which the compensation committee felt was reasonable, given he served for the entirety of the year) and he did not receive any COBRA premium benefits.

Dr. Ng-Cashin ceased serving as our Chief Medical Officer on December 27, 2021. In connection with her departure, our compensation committee provided Dr. Ng-Cashin with a severance package consisting of a cash payment equal to six months of her salary and continued COBRA premium payments for six months in exchange for a release of claims against our Company. The compensation committee determined this level of severance benefits was appropriate for Dr. Ng-Cashin, taking into consideration her length of service with our Company.

Welfare and Health Benefits

Our named executive officers are eligible to participate in all of our benefit plans, such as the 401(k) plan (see the section below titled "401(k) Plan"), medical, dental, vision, short-term disability, long-term disability, group life insurance and our 2014 Employee Stock Purchase Plan, in each case generally on the same basis as other employees. We do not currently have qualified or nonqualified defined benefit plans or deferred compensation plans, nor do we offer pension or other retirement benefits other than our 401(k) plan. Our Board may elect to adopt such plans in the future if it determines that doing so is in our best interests.

Perquisites and Other Benefits

We typically do not offer perquisites or personal benefits to our named executive officers; we may from time to time provide reasonable relocation or signing bonuses to our named executive officers as our compensation committee determines appropriate to assist such individuals to commence employment with us.

401(k) Plan

We maintain a 401(k) profit sharing plan, or the 401(k) plan, for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code, or the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 75% of his or her compensation or the statutory limit, which was $19,500 for calendar year 2021. Participants who are 50 years old or older can also make "catch-up" contributions, which in calendar year 2021 was up to an additional $6,500, above the statutory limit. Participant contributions are held and invested, pursuant to the participant's instructions, by the plan's trustee. During 2021, we provided matching contributions equal to 100% of employee contributions for the first 1% of employee’s earnings and 50% of employee contributions for the next 5% of an employee’s earnings. All matching during 2021 was immediately fully vested.

Accounting and Tax Considerations

Under Financial Accounting Standard Board ASC Topic 718, or ASC 718, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718. This calculation is performed for accounting purposes and, as applicable, reported in the compensation tables, even though recipients may never realize any value from their awards.

Under Section 162(m) of the Code, or Section 162(m), compensation paid to each of the Company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible unless the compensation qualifies for (i) certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date or (ii) the reliance period exception for certain compensation paid by corporations that became publicly held on or before December 20, 2019.

Although the compensation committee will continue to consider tax implications as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the Company’s named executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m). The compensation committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.

Compensation Recovery ("Clawback") Policy

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. Additionally, we intend to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act-compliant compensation recovery ("clawback") policy as soon as, and to the extent that, the requirements of such clawbacks are finalized by the SEC.

Stock Ownership Guidelines

We maintain stock ownership guidelines to help ensure that our senior executive officers and the non-employee members of our Board each maintain an equity stake in our Company, and by doing so, appropriately link their interests with those of our other stockholders. These guidelines require our Chief Executive Officer to own equity interests in our Company with a value equal to six times his base salary, each other senior executive officer to own equity interests with a value equal to two times his or her respective base salary, and all non-employee members of our Board to own equity interests with a value equal to three times their respective director's annual retainer, each as calculated under our policy. The guidelines also require our Chief Executive Officer, senior executive officers and non-employee members of our Board to retain at least 25% of the net "after tax" shares obtained via the exercise of any stock options or vesting of any other company stock awards until the individual meets our prescribed ownership guidelines. Compliance is assessed annually, and executive officers and directors have an initial compliance period (ranging from zero to five years, depending on how long they have been in such capacity with the Company at the time the guidelines are effective) from the date on which they become subject to the guidelines to acquire the required shares, and are allotted a shorter compliance period when an ownership guideline is increased due to a change in base salary, retainer or service status.

Policy on Trading, Pledging and Hedging of Company Stock

Our insider trading policy, which applies to all of our officers, directors, employees and consultants, provides that no officer, director, other employee or consultant of the Company may, at any time, (i) engage in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to the Company's stock; or (ii) margin, or make any offer to margin, any of the Company's stock, including without limitation, borrowing against such stock. Our Board is responsible for overseeing the insider trading policy and must approve any waivers of the insider trading policy for officers, directors, employees or consultants. Our Board, after deliberation, has granted our Chief Executive Officer a limited waiver under the policy to pledge a certain number of his shares in connection with a margin account maintained by Mr. Tarriff.

Risk Assessment Concerning Compensation Practices and Policies

Our compensation committee has reviewed our compensation policies and practices to assess whether they encourage our employees to take inappropriate risks. After reviewing and assessing our compensation philosophy, policies and practices, including the mix of fixed and variable, short-term and long-term incentives and overall pay, incentive plan structures, and the checks and balances built into, and oversight of, each plan and practice, our compensation committee has determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our Company as a whole.

Further, our compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks; the mix of short-term compensation (in the form of base salary and an annual performance bonus opportunity, if any, which is based on a variety of performance factors), and long-term compensation prevents undue focus on short-term results and helps align the interests of our executive officers with the interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or compensation committee.

Compensation Committee Report

Our compensation committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on this review and discussion, our compensation committee has recommended to our Board that the Compensation Discussion and Analysis be included in our proxy statement for our 2022 annual meeting of stockholders and our Annual Report on Form 10-K that we filed with the SEC for the fiscal year ended December 31, 2021.

By the compensation committee of the Board of Eagle Pharmaceuticals, Inc.

Mr. Michael Graves, Chairman (chairman of the compensation committee)

Mr. Richard A. Edlin

Mr. Steven B. Ratoff

Mr. Robert L. Glenning

This report shall not constitute "soliciting material," shall not be deemed "filed" with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

Executive Compensation Tables

Our named executive officers for the fiscal year ended December 31, 2021, which consist of our principal executive officer, our principal financial officer, one other executive officer who was serving as executive officer as of December 31, 2021 and two former executive officers, are:

Scott Tarriff, our President and Chief Executive Officer;

Brian Cahill, our Chief Financial Officer;

Michael Moran, our Chief Commercial Officer;

David Pernock, our former President and Chief Operating Officer; and

Judith Ng-Cashin, M.D., our former Executive Vice President and Chief Medical Officer.

Summary Compensation Table

The following table sets forth in summary form information regarding the compensation provided to, or earned by, our named executive officers during the fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Scott Tarriff	2021	815,914	—	4,293,836	—	1,338,700	23,071	6,471,521
President, Chief Executive Officer, Director	2020	822,093	—	3,485,757	4,584,223	554,750	22,610	9,469,433
	2019	769,410	—	2,599,120	2,955,330	1,538,800	21,017	7,883,677
Brian Cahill(4)	2021	380,000	—	1,071,649	—	373,920	30,042	1,855,611
Chief Financial Officer	2020	334,880	—	658,980	655,111	136,050	29,307	1,814,328
Michael Moran(5)	2021	424,296	—	987,362	—	418,540	27,735	1,857,933
Chief Commercial Officer
David Pernock (6)	2021	601,980	—	1,167,977	—	—	1,227,244	2,997,201
Former President and Chief Operating Officer	2020	606,530	—	1,285,485	1,604,636	245,600	44,189	3,786,440
	2019	567,582	—	886,160	1,003,778	681,100	33,805	3,172,425
Judith Ng-Cashin, M.D. (7)	2021	465,902	—	240,820	—	—	243,654	950,376
Former Executive Vice President and Chief Medical Officer	2020	70,862	—	—	832,783	43,050	4,336	951,031

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock awards and option awards granted to our named executive officers, computed in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. The assumptions used in the calculation of these amounts are described in our Annual Report on Form 10-K in Note 7 to our financial statements, filed with the SEC on March 8, 2022. With respect to performance-vesting restricted stock unit awards, or PSUs, granted in 2021 subject to market vesting conditions, the grant date fair value was measured using a Monte-Carlo simulation. With respect to PSUs granted in 2021 subject to vesting based on achievement of milestones, the grant date fair value in the table above is calculated assuming probable outcome of the applicable performance condition, measured as of the grant date in accordance with ASC 718. The grant date fair value of these milestone PSUs, assuming achievement of the maximum level of performance under the applicable performance conditions is $2,554,776, $562,248, $525,258, $716,373 and $125,766 for each of Messrs. Tarriff, Cahill, Moran, Pernock and Dr. Ng-Cashin, respectively. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	Amounts reported for 2021 consist of the performance bonuses we paid to each of our named executive officers for their performance during 2021. For a description of the performance metrics and more information regarding these payments, see "Compensation Discussion and Analysis—Annual Performance Bonuses."
(3)	Amounts reported consist of premiums paid by us for matching contributions to our 401(k) savings plan, group life, long term disability, health insurance, and with respect to Mr. Pernock cash severance payments in the amount of $602,350 for salary continuation and payment of $614,295 in a lump sum in respect of his annual bonus, and with respect to Dr. Ng-Cashin cash severance payment of $206,025 and payment of COBRA premiums for 6 months following the date of separation equal to $11,056.
(4)	Mr. Cahill was appointed as our Chief Financial Officer on October 29, 2020. Prior to that he served as our Vice President of Finance and Corporate Controller.
(5)	Mr. Moran was appointed as our Executive Vice President, Chief Commercial Officer on September 27, 2021. Prior to that, he served as our Executive Vice President, Sales, Business Development and Government Affairs.
(6)	Mr. Pernock was appointed as our Executive Vice President, Operations on September 27, 2021 and ceased serving as our Executive Vice President on December 31, 2021.
(7)	Dr. Ng-Cashin ceased serving as our Executive Vice President and Chief Medical Officer on December 27, 2021.

Grants of Plan-Based Awards for Fiscal Year 2021 Table

The following table sets forth information regarding the grants of plan-based awards made during 2021 to our named executive officers.

	Type		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Award(1)	Grant Date	Target ($)	Maximum ($)	Threshold (#)(3)	Target(#)(3)	Maximum(#)	(#)	Options (#)	($/Share)	Awards($)(4)
Scott Tarriff	PSU(6)	02/02/2021	—	—		25,900	51,800	—	—	—	$0
	PSU(7)	02/02/2021	—	—	30,200	60,400	120,800	—	—	—	$4,293,836
	PB(8)		816,280	1,632,560	—	—	—	—	—	—	—
Brian Cahill	RSU(5)	02/02/2021	—	—	—	—	—	8,900	—	—	$438,948
	PSU(6)	02/02/2021	—	—	—	7,600	11,400	—	—	—	$0
	PSU(7)	02/02/2021	—	—	4,450	8,900	17,800	—	—	—	$632,701
	PB(8)		228,000	456,000	—	—	—	—	—	—	—
Michael Moran	RSU(5)	01/05/2021	—	—	—	—	—	24,268	—	—	$1,196,898
	PSU(6)	02/02/2021	—	—	—	7,100	10,650	—	—	—	$0
	PSU(7)	02/02/2021	—	—	4,100	8,200	16,400	—	—	—	$582,938
	PB(8)		255,206	510,412	—	—	—	—	—	—	—
David Pernock	RSU(5)	02/02/2021	—	—	—	—	—	9,700	—	—	$478,404
Former President and Chief Operating Officer	PSU(6)	02/02/2021	—	—	—	8,300	14,525	—	—	—	$0
	PSU(7)	02/02/2021	—	—	4,850	9,700	19,400	—	—	—	$689,573
	PB(8)		361,350	722,700	—	—	—	—	—	—	—
Judith Ng-Cashin, M.D.	RSU(5)	02/02/2021	—	—	—	—	—	2,000	—	—	$98,640
Former EVP and Chief Medical Officer	PSU(6)	02/02/2021	—	—	—	1,700	2,250	—	—	—	$0
	PSU(7)	02/02/2021	—	—	1,000	2,000	4,000	—	—	—	$142,180
	PB(8)		247,230	494,460	—	—	—	—	—	—	—

(1)	Type of Award:
RSU:	Time-Vesting Restricted Stock Units
PSU:	Performance-Vesting Restricted Stock Units
PB:	Performance-Based Cash Bonus

(2)	Amounts in this column represent the target performance-based bonus opportunity for each named executive officer for 2021. There were no designated threshold bonus amounts. For a description of the 2021 performance bonus program, see "Compensation Discussion and Analysis—Annual Performance Bonuses" above. The amount actually earned by each named executive officer was a certain percentage of the target performance-based bonus opportunity and is reported in the Summary Compensation Table above.
(3)	For the Milestone PSUs, there is no threshold value as no PSUs will vest if the target performance level is not achieved.
(4)	The amounts shown represent the aggregate grant date fair value of the equity awards granted to our named executive officers, computed in accordance with ASC 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in the calculation of these amounts are described in our Annual Report on Form 10-K in Note 7 to our financial statements, filed with the SEC on March 8, 2022. With respect to PSUs granted in 2021 subject to market vesting conditions (the rTSR PSUs), the grant date fair value was measured using a Monte-Carlo simulation. With respect to PSUs granted in 2021 subject to vesting based on achievement of milestones (the Milestone PSUs), the grant date fair value in the table above is calculated assuming probable outcome of the applicable performance condition, measured as of the grant date in accordance with ASC 718, which was $0. These amounts may not correspond to the actual value that may be recognized by our named executive officers. Material terms of plan-based awards, including criteria used in determining amounts payable and vesting of awards, are further discussed under “Compensation Discussion and Analysis” above.
(5)	Amounts in this column represent the RSUs awarded to each named executive officer in 2021. The RSUs are eligible to vest with respect to 25% of the RSUs on February 2, 2022 and the remaining 75% are scheduled to vest in three equal annual installments on each of February 2, 2023, February 2, 2024 and February 2, 2025, subject to such officer’s continuous service with us as of the applicable vesting date. As a result of Mr. Pernock's separation with us effective December 31, 2021, Mr. Pernock received acceleration of the portion of such RSUs scheduled to vest in the twelve months following such separation and forfeited.the remainder of such RSUs. As a result of Dr. Ng-Cashin's separation with us, she forfeited all of her RSUs granted in 2021.
(6)	Amounts in this column represent the target Milestone PSUs awarded to each named executive officer in 2021. Milestone PSUs that are eligible to vest based on our achievement of one or more of three milestones related to regulatory approval of fulvestrant (EA-114), sales of PEMFEXY and sales of vasopressin, respectively during the three year performance period. There is no designated threshold amount and the maximum number of PSUs that each of our named executive officers is eligible to receive is 200%, 175% or 150% of target for Mr. Tarriff, Mr. Pernock and all other executive officers, respectively. For a description of the Milestone PSUs, see “Compensation Discussion and Analysis—2021 Equity Awards” above. The amount actually earned by each named executive officer will depend on the achievement of the performance goals for the Milestone PSUs during the three-year performance period. Each of Mr. Pernock and Dr.Ng-Cashin forfeited all of the rTSR PSUs upon seperation with us in December 2021.
(7)	Amounts in this row represent the rTSR PSUs awarded to each named executive officer in 2021. rTSR PSUs are eligible to vest based on our total shareholder return relative to the S&P 600 Biotech Select Index, or the Market, over the three year performance period. The designated threshold amount is 50% of target PSUs (upon achievement of rTSR at the 25th percentile of the Market); 100% of target PSUs vest upon achievement of rTSR at the 50th percentile of the Market and the maximum number of PSUs that each of our named executive officers is eligible to receive is 200% of target (upon achievement of rTSR at or above the 90th percentile of the Market), provided that if absolute total shareholder return is zero or negative, no PSUs in excess of target may vest. For a description of the rTSR PSUs, see “Compensation Discussion and Analysis—2021 Equity Awards” above. The amount actually earned by each named executive officer will depend on the achievement of the performance goals for the rTSR PSUs during the three-year performance period. Each of Mr. Pernock and Dr. Ng- Cashin forfeited all of the rTSR PSUs upon separation with us in December 2021.
(8)	Amounts in this row represent the target performance-based bonus opportunity for each named executive officer for 2021. There is no designated threshold bonus amounts and the maximum bonus amount that each of our named executive officers is eligible to receive is 200% of the target bonus pursuant to the terms of our 2021 performance bonus program. For a description of the 2021 performance bonus program, see “Compensation Discussion and Analysis—Annual Performance Bonuses” above. The amount actually earned by each named executive officer, if any, is reported in the Summary Compensation Table above.

2021 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information regarding equity awards held as of December 31, 2021 by our named executive officers.

		Option Awards (1)				Stock Awards
Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share ($)(2)(3)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (4)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Scott Tarriff	8/26/2014	75,000	—	12.63	8/25/2024
	3/13/2015	125,000	—	46.09	3/12/2025
	1/4/2016	180,000	—	86.15	1/3/2026
	1/4/2017	200,900	—	84.92	1/3/2027
	1/7/2018	153,729	3,271	59.14	1/6/2028
	1/23/2019	100,042	37,158	42.40	1/22/2029	30,650	1,560,698
	1/5/2020	69,815	75,885	59.79	1/4/2030	43,725	2,226,477
	2/2/2021							25,900	(7)	1,318,828
	2/2/2021							60,400	(8)	3,075,568

Brian J. Cahill	10/11/2016	10,000	—	64.70	10/10/2026
	1/7/2018	12,240	260	59.14	1/6/2028
	1/29/2019	9,943	3,693	41.37	1/28/2029	3,409	173,586
	1/5/2020	6,229	6,771	59.79	1/4/2030	5,250	267,330
	12/18/2020	2,500	7,500	48.09	12/17/2030	3,750	190,950
	2/2/2021					8,900	453,188	7,600	(7)	386,992
	2/2/2021							8,900	(8)	453,188

Michael Moran	1/27/2016	10,000	—	66.32	1/27/2026
	1/4/2017	27,000	—	84.92	1/3/2027
	1/7/2018	4,896	104	59.14	1/6/2028
	1/29/2019	3,281	1,219	41.37	1/29/2029	1,125	57,285
	1/5/2020	17,969	19,531	59.79	1/5/2030	11,250	572,850
	2/2/2021					8,200	417,544	7,100	(7)	361,532
	2/2/2021							8,200	(8)	417,544

David Pernock	4/8/2015(5)	10,000	—	46.81	12/31/2022
	4/21/2015(6)	10,000	—	59.31	12/31/2022
	1/4/2016(6)	15,000	—	86.15	12/31/2022
	1/4/2017	90,000	—	84.92	12/31/2022
	1/7/2018	50,000	—	59.14	12/31/2022	2,500	127,300
	1/23/2019	45,629	—	42.40	12/31/2022	5,225	266,057
	1/5/2020	37,188	—	59.79	12/31/2022	5,375	273,695
	2/2/2021					2,425	123,481

Judith Ng-Cashin	10/30/2020	9,479	—	46.52	6/16/2022

(1)	Following our initial public offering, we have provided equity compensation under our 2014 Equity Incentive Plan, or the 2014 Plan. Generally, our stock option awards and RSUs vest over a four-year period.
(2)	Unless otherwise noted, the option awards listed in the table above vest with respect to 25% of the shares subject to the options one year following the date of grant and with respect to 1/36th of the remaining shares on each monthly anniversary thereafter over the following three years, subject to the named executive officer’s continuous service with us through the vesting date.
(3)	All of the option awards listed in the table above were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant.

(4)	Represents shares of common stock underlying RSUs that vest in equal annual installments over a four-year period subject to the executive officer’s continued service.
(5)	These option awards vest annually over three years, subject to the named executive officer’s continuous service with us through the vesting date.
(6)	These option awards vested with respect to 100% of the shares subject to the options one year following the date of grant.
(7)	Represents the target shares of common stock underlying Milestone PSUs that are subject to vesting following the three year performance period ending on February 1, 2024, subject to the achievement of certain performance milestones, as described in more detail above under “Compensation Discussion and Analysis—2021 Equity Awards” above. .
(8)	Represents the target shares of common stock underlying rTSR PSUs that are subject to vesting following the three year performance period ending on February 1, 2024, subject to the achievement of performance conditions based on rTSR, as described in more detail above under “Compensation Discussion and Analysis—2021 Equity Awards” above.

2021 Option Exercises and Stock Vested Table

The following table provides certain information regarding option exercises and vesting of stock awards during the fiscal year ended December 31, 2021 with respect to our named executive officers. Except for Scott Tarriff and Michael Moran, none of our named executive officers exercised any vested options during the fiscal year ended December 31, 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(4)	Number of Shares Acquired on Vesting		Value Realized on Vesting($)(5)
Scott Tarriff	31,201	1,262,080.45	29,900	(1)	1,460,044.00
Brian Cahill	—	—	5,337	(2)	267,249.69
Michael Moran	2,906	28,653.16	4,565		226,698.95
David Pernock (former President and Chief Operating Officer)	—	—	13,100	(3)	645,515.00
Judith Ng-Cashin, M.D. (former Chief Medical Officer)	—	—	—		—

(1)	Includes 4,631 shares of common stock withheld by the Company to pay the applicable exercise price and withholding taxes.
(2)	Includes 2,087 shares of common stock withheld by the Company to pay the applicable exercise price and withholding taxes.
(3)	Includes 4,886 shares of common stock withheld by the Company to pay the applicable exercise price and withholding taxes.
(4)	Amounts shown do not reflect amounts actually received by the named executive officer. The amounts reflect the product of (i) the difference between the closing market price per share on the date of exercise less the exercise price per share of the applicable option multiplied by (ii) the number of shares of our common stock exercised under the applicable option award.
(5)	Amounts shown do not reflect amounts actually received by the named executive officer. The amounts reflect the value of the entire amount of shares of common stock at the time of vesting without deducting the value of the shares of common stock withheld by the Company to pay the applicable exercise price and withholding taxes.

Potential Payments Upon Termination or Change in Control

We maintain a Severance Plan that was most recently reviewed and amended in December 2019, after a review of market data. The Severance Plan provides severance and change in control benefits to our Chief Executive Officer and certain other designated Company employees, including Mr. Moran and Mr. Pernock (prior to his separation with us), and supersedes and replaces each named executive officer’s letter agreement, employment agreement or other agreement providing for severance or change in control benefits, unless otherwise indicated in Severance Plan. The compensation committee adopted the Severance Plan to provide benefits that they felt were more consistent with market data that would provide reasonable protection to our executives and serve as an important retention tool. The Severance Plan also documents certain current benefits contained in multiple prior agreements into one plan document that applies consistently to our executive team.

Pursuant to the terms of the Severance Plan, certain Eligible Officers (as defined in the Severance Plan), including our Chief Executive Officer and certain of our other named executive officers, including Mr. Moran and Mr. Pernock (prior to his separation with us), that are subject to a termination of employment without Cause (as defined in the Severance Plan) or that resign for Good Reason (as defined in the Severance Plan), or a Covered Termination, will be entitled to:

(i)	a cash payment equal to such officer’s then current annual Base Salary (as defined in the Severance Plan) payable for a period of 18 months (or 24 months if the Covered Termination occurs during a “Change in Control Period” under the Severance Plan, which generally means a Covered Termination within three months prior to or 12 months following a Change in Control (as defined in the Severance Plan)), in the case of our Chief Executive Officer, and 12 months (or 18 months if the Covered Termination occurs during a Change in Control Period), in the case of the other named executive officers;

(ii)	a cash payment in an amount equal to such officer’s annual target cash bonus for the year in which the Covered Termination occurs, calculated as if such officer provided services for the entire applicable year and ignoring any reduction in Base Salary that would give rise to such officer’s right to resign for Good Reason under the Severance Plan (such cash payment increased 2.0x for the Chief Executive Officer and 1.5x for the other named executive officers if the Covered Termination occurs during a Change in Control Period), payable in a lump sum cash payment no later than the second regular payroll date following the effective date of the Release (as defined in the Severance Plan), but in any event not later than March 15 of the year following the year in which the Covered Termination occurs; and

(iii)	continued COBRA premium payments for a period of 18 months following the date of the Covered Termination (or 24 months if the Covered Termination occurs during a Change in Control Period), in the case of our Chief Executive Officer, and 12 months (or 18 months if the Covered Termination occurs during a Change in Control Period), in the case of the other named executive officers.

In addition, upon a Covered Termination of an Eligible Officer, (i) the vesting of each Time-Vesting Equity Award (as defined in the Severance Plan) held by such officer shall accelerate in full, in the case of our Chief Executive Officer, or in part (equal to the number of shares of common stock pursuant to Time-Vesting Equity Awards held by such officer scheduled to vest in the 12 months following such officer’s separation from service), in the case of the other named executive officers; provided that for each of our Chief Executive Officer and other named executive officers, the vesting of each Time-Vesting Equity Award held by such officer shall accelerate in full upon a Covered Termination that occurs during a Change of Control Period, and (ii) in general, the time to exercise all outstanding vested Equity Awards (as defined in the Severance Plan) held by such officer shall be extended to the date that is 24 months following the cessation of Continuous Service (as defined in the 2014 Plan), in the case of our Chief Executive Officer, and the date that is 18 months following the Covered Termination, in the case of the other named executive officers.

In addition, if in connection with a Change in Control, an Equity Award (as defined in the Severance Plan) will terminate and not be assumed or continued by, or substituted for a similar award of, the successor or acquiror entity, then, any unvested portion of any applicable Equity Award will become fully vested, subject to the consummation of such Change in Control. As a condition to receipt of payments and benefits under the Severance Plan, each Eligible Officer must sign a waiver and release of claims in favor of us. The Severance Plan also provides that if a named executive officer dies or becomes disabled, such officer’s time-vesting equity awards will be accelerated in full and options will remain exercisable for up to 24 months following such death or disability.

Further, each of our named executive officers holds option awards under, and subject to the terms of, the 2014 Plan. Upon certain change in control transactions described in the 2014 Plan, the 2014 Plan provides that our Board may take a number of actions, in its discretion, with respect to outstanding stock options, including providing for the continuation, assumption or substitution of such awards, accelerating the awards, cancelling the awards in exchange for cash or no cash consideration. Subject to the rights under the Severance Plan described above, upon the named executive officer’s termination of employment from service, option awards under both the 2007 Plan and the 2014 Plan will generally be cancelled immediately or within a period of three to 18 months following such termination, depending on the nature of such termination (whether it is for cause, without cause, or by reason of death or disability).

The following table sets forth estimated compensation that would have been payable to each of our named executive officers as severance or upon a change in control of the Company under three possible alternative scenarios, assuming the termination triggering severance payments or a change in control took place on December 31, 2021. For Mr. Pernock and Dr. Ng-Cashin, who separated service with us during 2021, the table below reflects the actual benefits paid to Mr. Pernock and Dr. Ng-Cashin as a result of their separation.

Name	Cash Payment ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Accelerated Vesting of Restricted Stock Units ($)(3)	Accelerated Vesting of Performance Share Units ($)(4)	Health and Other Benefits ($)(5)	Total ($)
Scott Tarriff
Termination without cause or resignation for good reason other than in the context of a change in control	$2,040,700	$316,586	$3,787,175	$6,464,490	$33,167	$12,642,118
Change in control only(6)	$-	$316,586	$3,787,175	$6,464,490	$-	$10,568,251
Change in control with termination without cause or resignation for good reason	$3,265,120	$316,586	$3,787,175	$6,464,490	$44,222	$13,877,593
Death or disability	$-	$316,586	$3,787,175	$6,464,490	$-	$10,568,251
Brian Cahill
Termination without cause or resignation for good reason other than in the context of a change in control	$-	$-	$-	$-	$-	$-
Change in control only(6)	$-	$56,493	$1,117,287	$1,145,210	$-	$2,318,990
Change in control with termination without cause or resignation for good reason	$-	$56,493	$1,117,287	$1,145,210	$-	$2,318,990
Death or disability	$-	$-	$-	$-	$-	$-
Michael Moran
Termination without cause or resignation for good reason other than in the context of a change in control	$729,280	$10,744	$336,836	$1,060,115	$3,600	$2,140,575
Change in control only(6)	$-	$11,641	$1,060,562	$1,060,115	$-	$2,132,318
Change in control with termination without cause or resignation for good reason	$1,093,920	$11,641	$1,060,562	$1,060,115	$5,400	$3,231,638
Death or disability	$-	$11,641	$1,060,562	$1,060,115	$-	$2,132,318
David Pernock(7)	$1,216,645	$107,465	$790,533	$-	$-	$2,114,643
Judith Ng-Cashin, M.D.(7)	$206,025	$-	$-	$-	$11,056	$217,081

(1)	Amounts shown reflect cash payments based on the Severance Plan for all participants in the Severance Plan as of December 31, 2021 and accordingly, the amounts shown reflect cash payments based on salary and bonus. All cash payments are made over time for the respective severance period for each named executive officer.
(2)	Amounts shown represent the value of unvested stock options upon the applicable triggering event described in the first column. The value of stock options is based on the difference between the exercise price of the options and $50.92, which was the closing price of our common stock on Friday, December 31, 2021. Upon a termination without cause or resignation for good reason, each of our named executive officers will also have an extended period of time to exercise outstanding stock options following their separation with us, which is 24 months in the case of our Mr. Tarriff and 12 months in the case of each of our other named executive officers. Upon a death or disability termination, each of the named executive officers who participate in the Severance Plan will also have an extended period of time to exercise outstanding options following such death or disability, which is the earlier of the original option term or 24 months in the case of each of the named executive officers.

(3)	Amounts shown represent the value of restricted stock units upon the applicable triggering event described in the first column. The value of restricted stock units is based the closing price of our common stock on Friday, December 31, 2021, which was $50.92. Upon a termination without cause or resignation for good reason, each of the named executive officers who participate in the Severance Plan will also have an extended period of time to exercise outstanding restricted stock units following their separation with us, which is 24 months in the case of Mr. Tariff and 12 months in the case of each of the other named executive officers Who were eligible for benefits under the Severance Plan.
(4)	For rTSR PSUs, the numbers in the table assume that the performance period will be truncated and the performance will be measured based on the stock price upon the closing of the change in control. For milestone PSUs, the numbers in the table assume that such awards will become vested at target levels. As of December 31, 2021, none of the performance targets for the milestone PSUs had been met.
(5)	Amounts shown represent the estimated cost of providing COBRA continuation coverage pursuant to the Severance Plan.
(6)	Vesting acceleration benefits are payable if, upon a change in control, the equity awards held by the individual will terminate and will not be assumed or continued by the successor or acquirer entity or substituted for a similar award of the successor or acquirer entity.
(7)	Mr. Pernock and Dr. Ng-Cashin ceased serving as executive officers during 2021. The amounts disclosed in the table reflect the actual value of the severance benefits provided to them pursuant to their respective severance packages, as further described above under “—Severance and Change in Control Benefits”.

Option Repricings and Equity Award Modifications

We did not engage in any repricings or other modifications with respect to the outstanding equity awards held by or granted to our named executive officers during the fiscal year ended December 31, 2021. Pursuant to his severance package, Mr. Pernock received vesting acceleration of time-vesting equity awards for the portion of such awards that would vest over the 12 months following his separation and an extended time to exercise vested stock options for up to 12 months following his separation date; because Mr. Pernock was entitled to these benefits under the Severance Plan, they did not constitute a modification to his equity awards under ASC 718. Dr. Ng-Cashin forfeited all equity awards which remained unvested as of the time of separation of her employment with us.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought and we are not aware of any threatened litigation that may result in claims for indemnification.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer, Scott Tarriff (our “CEO”):

For 2021:

•	the median of the annual total compensation of our employees was $246,233;

•	the annual total compensation of our CEO was $6,471,521; and

•	the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our employees was 26 to 1.

We identified the employee with compensation at the median of the annual total compensation of all our employees using the following methodology:

In determining our employee population, we considered all individuals, excluding our CEO, who were employed by us and our consolidated subsidiaries on December 31, 2021, whether employed on a full-time, part-time, seasonal or temporary basis. We did not include any contractors or other non-employee workers in our employee population.

To identify our median employee, we calculated the annual total compensation for each of our employees for the 12-month period from January 1, 2021 through December 31, 2021 using the same compensation elements we use to calculate the total annual compensation for each of our named executive officers for the 2021 Summary Compensation Table as set forth above. However, for simplicity, we calculated annual base pay using a reasonable estimate of the hours worked during 2021 for hourly employees and actual salary paid for our remaining employees. For permanent employees hired during 2021, we annualized their salary or base pay as if they had been employed for the entire measurement period. We did not make any cost-of-living adjustment.

The pay ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. The SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, stockholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

2021 Director Compensation Table

During 2021, each of our non-employee directors earned cash compensation for their services on our Board pursuant to our director compensation policy in effect during 2021, as described below in “Non-Employee Director Compensation Policy.” On February 2, 2021, we granted an option under our 2014 Plan to purchase 13,500 shares of our common stock to each of our then non-employee directors, or the 2021 Grant, each of which has an exercise price per share of $49.32 and by its terms vested with respect to 100% of the underlying shares on February 2, 2022, subject to the director’s continued service with us through such date.

In addition to cash and equity compensation, we reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our Board and committees of our Board. We do not maintain any agreements with our directors governing their services or compensation for their services on our Board or otherwise.

The following table sets forth in summary form information regarding the compensation earned for service on our Board during the year ended December 31, 2021 by our directors who were not also our employees:

Name(1)	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)(3)	Total ($)
Michael Graves	2021	160,000	330,761	490,761
Steven Ratoff	2021	100,000	330,761	430,761
Robert Glenning	2021	86,250	330,761	417,011
Richard A. Edlin	2021	81,250	330,761	412,011
Jennifer Simpson	2021	74,375	330,761	405,136
Luciana Borio(4)	2021	50,125	285,494	335,619

(1)	Mr. Tarriff was an employee director during 2021, and his compensation is fully reflected in the “2021 Summary Compensation Table” above. Mr. Tarriff did not receive any additional compensation in 2021 for services provided as a member of our Board.
(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted to our non- employee directors during 2021, computed in accordance with ASC 718, excluding any estimates of forfeitures related to service- based vesting conditions. Assumptions used in the calculation of these amounts are included in our Annual Report on Form 10-K in Note 7 to our financial statements, filed with the SEC on March 8, 2022. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3)	The aggregate number of shares of our common stock subject to outstanding option awards held by each non-employee director as of December 31, 2021 was as follows: Mr. Graves, 112,540 shares; Mr. Ratoff, 88,180 shares; Mr. Glenning, 63,500 shares; Mr. Edlin, 55,840 shares; Dr. Simpson, 33,500 shares and Dr. Borio, 13,500 shares. None of our non-employee directors held outstanding RSUs or other awards as of December 31, 2021.
(4)	Dr. Borio joined the Board effective April 28, 2021. The option award column for Dr. Borio reflects her initial option grant to purchase 13,500 shares of our common stock granted on April 28, 2021 in connection with her joining our Board. The option has an exercise price per share of $41.42 and vests monthly over three years following the grant date, subject to Dr. Borio’s continued services.

Non-Employee Director Compensation

For the fiscal year ended December 31, 2021, our non-employee director compensation policy, as amended from time to time, provided that each such non-employee director would receive the following compensation for service on our Board:

•	an annual cash retainer of $65,000, paid quarterly for service (other than as chair) on the Board;

•	an additional annual cash retainer of $50,000, paid quarterly, for service as chair of the Board;

•	an additional annual cash retainer of $25,000, paid quarterly, for service as chair of the audit committee;

•	an additional annual cash retainer of $10,000, paid quarterly, for service (other than as chair) on the compensation committee;

•	an additional annual cash retainer of $20,000, paid quarterly, for service as chair of the compensation committee;

•	an additional annual cash retainer of $12,500, paid quarterly, for service (other than as chair) on the audit committee;

•	an additional annual cash retainer of $12,500, paid quarterly, for service as chair of the nominating and corporate governance committee;

•	an additional annual cash retainer of $6,250, paid quarterly, for service (other than as chair) on the nominating and corporate governance committee;

•	an additional annual cash retainer of $12,500, paid quarterly, for service as chair of the strategic clinical development committee;

•	an additional annual cash retainer of $6,250, paid quarterly, for service (other than as chair) on the strategic clinical development committee;

•	an annual option grant to purchase 13,500 shares of our common stock vesting in full on the one-year anniversary of the grant date, subject to continued service with the Company; and

•	upon first joining our Board, an automatic initial grant of an option to purchase 13,500 shares of our common stock vesting monthly over three years following the grant date.

Effective February 28, 2022, the Board amended our non-employee director compensation policy, to make the following changes:

•	decrease the annual option grant to cover 11,200 shares of our common stock rather than 13,500 shares; and

•	decrease the initial option grant upon first joining the Board to cover 11,200 shares of our common stock rather than 13,500 shares.

The Board determined the foregoing compensation upon consultation with the compensation committee and our compensation consultant and a review of market data. The Board regularly evaluates and will continue to re-evaluate non-employee director compensation from time to time in connection with the compensation committee’s and our compensation consultant’s recommendations, and our review of market data, in order to appropriately incentivize our non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of April 25, 2022 for:

•	each of our directors and nominees for director;

•	each person, or group of affiliated persons, who is known by us to beneficially own more than five percent of our outstanding common stock;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2022 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated, we believe that all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage ownership calculations are based on 12,698,566 shares outstanding as of April 25, 2022, adjusted as required by rules promulgated by the SEC. Addresses of individuals are c/o Eagle Pharmaceuticals, Inc., 50 Tice Boulevard, Suite 315, Woodcliff Lake, New Jersey 07677.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares (#)	Percentage of Total (%)
More than 5% stockholders:
BlackRock, Inc.(2)	1,968,816	15.5
Janus Capital Management LLC(3)	1,528,152	12.0
The Vanguard Group, Inc.(4)	760,468	6.0
State Street Corporation(5)	708,224	5.6
Named Executive Officers and Directors:
Scott Tarriff(6)	2,443,549	17.9
Brian Cahill(7)	54,505	*
Michael Moran(8)	65,500	*
Steven Ratoff(9)	115,544	*
Jennifer K. Simpson(10)	32,667	*
Michael Graves(11)	1,106,163	8.6
Luciana Borio(12)	4,875	*
Robert Glenning(13)	63,500	*
Richard A. Edlin(14)	85,240	*
Judith Ng-Cashin(15)	9,479	*
David Pernock(16)	283,426	2.2
All current directors and executive officers as a group (9 persons)(17)	3,971,543	28.1

*	Represents beneficial ownership of less than one percent.
(1)	This table is based upon information supplied by officers, directors and stockholders known by us to be beneficial owners of more than five percent of our common stock as well as public filings with the SEC such as Schedules 13G or 13D (and amendments thereto), which information may not be accurate as of April 25, 2022.
(2)	This information is as of December 31, 2021 and is based solely on information contained in the Schedule 13G/A filed with the SEC on January 27, 2022. BlackRock Inc., or BlackRock, is a parent holding company or control person of various subsidiaries that acquired shares of our common stock reported in this table, of which only BlackRock Fund Advisors beneficially owns 5% or greater of the outstanding shares of our common stock beneficially owned by BlackRock. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, our common stock. No one person’s interest in our common stock is more than five percent of the total outstanding common shares. The principal address of BlackRock is 55 East 52nd Street, New York, NY 10055.

(3)	This information is as of December 31, 2021 and is based solely on information contained in the Schedule 13G/A filed with the SEC on February 10, 2022. Janus Henderson Group plc has an indirect 97% ownership stake in Intech Investment Management LLC and a 100% ownership stake in Janus Henderson Investors U.S., LLC, Henderson Global Investors Limited and Janus Henderson, Global Investors Australia Institutional Funds Management Limited, or the Asset Managers. Due to the above ownership structure, holdings for the Asset Managers are aggregated for purposes of Janus Capital’s Schedule 13G/A filing. Each Asset Manager is an investment adviser registered or authorized in its relevant jurisdiction and each furnishing investment advice to various fund, individual and/or institutional clients, or collectively referred to herein as Managed Portfolios. As a result of its role as investment advisor or sub-advisor to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 1,525,974 or 11.8% of the shares outstanding of our common stock held by such Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The principal address of Janus Capital is 151 Detroit Street, Denver, CO 80206.

(4)	This information is as of December 31, 2021 and is based solely on information contained in the Schedule 13G filed with the SEC on February 9, 2022. Vanguard Group Inc., or Vanguard, is a parent holding company or control person of various subsidiaries that acquired shares of our common stock reported in this table, of which no entity beneficially owns 5% or greater of the outstanding shares of our common stock beneficially owned by Vanguard. The address of The Vanguard Group Inc. is 100 Vanguard Blvd. Malvern, PA 19355.

(5)	This information is as of December 31, 2021 and is based solely on information contained in the Schedule 13G filed with the SEC on February 11, 2022. State Street Corporation, or State Street, is the parent holding company of various subsidiaries that acquired shares of our common stock reported in this table, of which no entity beneficially owns 5% or greater of the outstanding shares of our common stock beneficially owned by State Street. The principal address of State Street is One Lincoln Street, Boston, MA 02111.
(6)	Consists of 2,443,549 shares of our common stock beneficially owned by Mr. Tarriff consisting of (i) 331,447 shares of common stock owned directly by him, (ii) 176,361 shares of common stock held by Janney Montgomery Scott LLC CUST FBO Scott Tarriff IRA for the benefit of Mr. Tarriff, or the IRA Trust, of which Mr. Tarriff is a trustee and, as such, may be deemed to share voting and dispositive power with respect to all shares held by the IRA Trust, (iii) options to purchase 840,333 shares of common stock exercisable within 60 days of March 31, 2021, and (iv) 992,623 shares of common stock held by the Tarriff 2016 Generation Skipping Exempt Family Trust DTD 12/28/2016, or the Family Trust, for the benefit of Mr. Tarriff’s spouse and three children, of which Mr. Graves is the trustee, and as such, while Mr. Tarriff may be deemed to share voting and dispositive power with respect to all shares held by the Family Trust, Mr. Tarriff disclaims beneficial ownership with respect to such shares in the Family Trust, except to the extent of his pecuniary interest therein. Mr. Tarriff’s beneficial ownership includes 1,324,070 shares of common stock which have been pledged as security.
(7)	Includes 45,467 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.
(8)	Consists of 65,500 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.
(9)	Includes 88,180 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.
(10)	Consists of 32,667 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.
(11)	Consists of 1,092,663 shares of our common stock beneficially owned by Mr. Graves consisting of (i) 1,000 shares of common stock owned directly by him, (ii) options to purchase 112,540 shares of common stock exercisable within 60 days of April 25, 2022and (iv) 992,623 shares of common stock held by the Family Trust for the benefit of Mr. Tarriff’s spouse and three children, of which Mr. Graves is the trustee. Mr. Graves disclaims any pecuniary interest with respect to such shares in the Family Trust.
(12)	Consists of 4,875 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.
(13)	Consists of 63,500 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.
(14)	Includes 55,840 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.
(15)	Consists of 9,479 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.
(16)	Includes 257,817 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.
(17)	Includes 1,411,687 shares of common stock underlying options that are exercisable within 60 days of April 25, 2022.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, RSUs and PSUs (a)	Weighted-average exercise price of outstanding options (b)(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders
2007 Incentive Compensation Plan	391,108	29.09	—	(2)
2014 Equity Incentive Plan	2,824,376	54.28	2,157,175	(3)
2014 Employee Stock Purchase Plan	—	—	1,345,283	(4)
Equity compensation plans not approved by security holders	—	—	—
Total	3,215,484	51.21	3,502,457

(1)	The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs and PSUs, which have no exercise price.
(2)	No further grants were made under the 2007 Plan after February 11, 2014.
(3)	The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, commencing on January 1, 2016 and ending on (and including) January 1, 2024, by 6% of the total number of shares of our capital stock outstanding on December 31st of the preceding fiscal year, or a lesser number of shares determined by our Board. Pursuant to the terms of the 2014 Plan, an additional 767,484 shares were added to the number of available shares effective January 1, 2022.
(4)	The number of shares of common stock reserved for issuance under the 2014 Employee Stock Purchase Plan will automatically increase on October 1st of each year, commencing on October 1, 2014 and ending on (and including) October 1, 2024, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on September 30th of the preceding fiscal year, (ii) 180,726 shares of our common stock or (iii) a lesser number of shares determined by our Board. Pursuant to the terms of the 2014 Employee Stock Purchase Plan, an additional 129,445 shares were added to the number of available shares effective October 1, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons

The following includes a summary of transactions since January 1, 2021 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements.

Employment Arrangements

We have entered into employment arrangements with our named executive officers as more fully described above in “Agreements with our Named Executive Officers.”

Equity Awards Granted to Executive Officers and Directors

We have granted equity awards to our executive officers and directors, as more fully described in the “2021 Outstanding Equity Awards at Fiscal Year-End Table” and “Director Compensation” sections above.

Indemnification Agreements

As more fully described above in “Limitations on Liability and Indemnification Agreements,” we have entered into, and intend to continue to enter into, indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws and our amended and restated certificate of incorporation. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.

Independence of The Board of Directors

As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the listed company’s board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time, and the rules and regulations of the SEC.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that with the exception of Scott Tarriff, who is not an independent director by virtue of his employment with the Company, all of our current directors are independent directors within the meaning of the applicable Nasdaq listing standards and the rules and regulations of the SEC. In making this determination, the Board found that none of these independent directors or nominees for director had a material or other disqualifying relationship with the Company. Specific to the determination of independence for Mr. Edlin, the Board examined the Company’s relationship with Greenberg Traurig, LLP, or Greenberg, where Mr. Edlin is an attorney and shareholder. The Board determined that the relationship with Greenberg was not material because (i) the Company did not obtain legal services from Greenberg in the years ended December 31, 2020 and December 31, 2021, (ii) the Company’s payments to Greenberg for legal services in the year ended December 31, 2019 were less than 1% of the gross revenues of Greenberg for such year, (iii) the payments were for legal services with respect to certain regulatory matters in the ordinary course, and (iv) the Company has had a relationship with Greenberg prior to Mr. Edlin’s service as a director of the Company.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Ernst & Young, LLP, Stamford, Connecticut (PCOAB Auditor ID: 42). The following table presents the aggregate fees billed for professional audit services and other services rendered to us by Ernst & Young, LLP, for the years ended December 31, 2021 and 2020.

	Fiscal Year Ended December 31,
	2021	2020(1)
Audit Fees(2)	$829,000	$625,000
Total Fees	$829,000	$625,000

(1)	We also paid BDO USA, LLP, Stamford, Connecticut (PCOAB Auditor ID: 243), $100,000 and $496,640 in audit fees for professional services rendered for the years ended December 31, 2021 and 2020, respectively.
(2)	Audit Fees are fees billed for professional services performed for the audit of our annual financial statements, the review of interim financial statements and attestation and audit services provided in connection with statutory audits and regulatory filings.

We did not incur any fees of Ernst & Young, LLP for audit-related, tax fees or other fees in 2021 or 2020. In connection with the audits of our 2020 and 2021 financial statements, we entered into an engagement agreement with Ernst & Young, LLP that sets forth the terms by which Ernst & Young, LLP will perform audit services for us.

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

The audit committee has determined that the rendering of services other than audit services by Ernst & Young, LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
4.1		Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
4.2		Third Amended and Restated Investor Rights Agreement, dated April 11, 2013, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)
4.3		Description of securities Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).
10.1	†	Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)
10.2	†	Eagle Pharmaceuticals, Inc. 2007 Incentive Compensation Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013), as amended December 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)
10.3	†	Eagle Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended and restated, and Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015), as amended with an additional form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)
10.4	†	Eagle Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 22, 2014)
10.5	†	Eagle Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 22, 2014)
10.6	†	Employment Agreement by and between the Registrant and Scott Tarriff dated March 8, 2007, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
10.7		Lease Agreement between the Registrant and Mack-Cali Chestnut Ridge L.L.C. dated May 28, 2013, as amended on July 1, 2013 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013), and as amended on March 16, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K , SEC File No. 001-36306, filed March 20, 2015)
10.8	*	Development and License Agreement, by and between the Registrant and SciDose, LLC, dated September 24, 2007, as amended March 18, 2008, May 22, 2009 and July 16, 2013 (incorporated by reference to Exhibit 10.11(a) to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)
10.9	*	Development and License Agreement, by and between the Registrant and SciDose, LLC, dated June 12, 2007, as amended March 18, 2008, March 25, 2008, December 3, 2008, May 22, 2009 and July 16, 2013 (incorporated by reference to Exhibit 10.11(b) to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013), and as amended on August 5, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)
10.10	*	License and Sublicense Agreement, by and between the Registrant and Lyotropic Therapeutics, Inc., dated October 16, 2008 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)
10.11	*	License and Development Agreement, by and between the Registrant and The Medicines Company, effective as of September 24, 2009, as amended January 2010 and September 1, 2012 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)

10.12	*	Supply Agreement, by and between the Registrant and The Medicines Company, dated September 24, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)
10.13	*	Agreement for the Supply of Argatroban and Topotecan, by and between the Registrant and Cipla Limited, dated December 14, 2012, as amended August 30, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)
10.14	*	Supply and Distribution Agreement, by and between the Registrant and Sandoz AG, dated January 28, 2013 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)
10.15	*	Development and License Agreement, by and between the Registrant and Robert One, LLC (bendamustine), dated March 18, 2008, as amended November 11, 2009 and July 16, 2013 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013)
10.16	*	Development and License Agreement, by and between the Registrant and Robert One, LLC (pemetrexed), dated February 13, 2009, as amended May 22, 2009, December 23, 2010 and July 16, 2013 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013), and as amended on August 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015)
10.17	*	Exclusive License Agreement, by and between the Registrant and Cephalon, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A, SEC File No. 001-36306, filed February 12, 2016)
10.18	*	Settlement and License Agreement, by and between the Registrant and Cephalon, Inc., dated February 13, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed May 15, 2015)
10.19	†	Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015), as amended and restated by the Eagle Pharmaceuticals, Inc. Amended and Restated Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 16, 2019).
10.20	†	Form of Letter Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 21, 2015)
10.21	*	License Agreement, by and between the Registrant and Teikoku Pharma USA, Inc., dated October 13, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 29, 2016)
10.22	*	Co-Promotion Agreement, by and between the Registrant and Spectrum Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 29, 2016)
10.23		Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated January 26, 2017 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017) as amended and restated by the Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 9, 2017), and as amended and restated by the Second Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated November 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 12, 2019).
10.24		Amendment to License and Sublicense Agreement, by and between the Registrant and Lyotropic Therapeutics, Inc., dated August 3, 2016 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017)
10.25	*	Product Collaboration and License Agreement, by and between the Registrant and SymBio Pharmaceuticals Limited, effective as of September 19, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 8, 2017)
10.26	†	Form of Restricted Stock Unit Grant Package (2014 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-36306, filed February 26, 2018)
10.27	†	Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 5, 2021).
10.28	† +	Form of Performance Stock Unit Grant Package (2014 Equity Incentive Plan) (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 5, 2021).

10.29		Stock Purchase Agreement, dated as of November 10, 2016, by and among Eagle Pharmaceuticals, Inc., Arsia Therapeutics, LLC, Arsia Therapeutics, Inc., Amy Schulman, as the Seller Representative, and each person that executed a joinder to the Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2016) ), as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of February 8, 2018 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, SEC File No. 001-36306, filed with the Commission on February 14, 2018)
10.30		Fifth Amendment to Lease Agreement between the Registrant and CAPSTONE TICE BLVD LLC. dated as of August 8, 2019 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).
10.31		Fourth Amendment to Exclusive License Agreement, by and between the Registrant and Teva Pharmaceuticals International GmbH, dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2019).
10.32	+	Settlement Agreement, by and between the Registrant and Eli Lilly and Company, dated December 13, 2019 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).
10.33	+	Co-Promotion Agreement with Tyme Technologies, Inc., dated January 7, 2020 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 2, 2020).
10.34		Securities Purchase Agreement, between the Registrant and Tyme Technologies, Inc., dated January 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2020).
10.35	†	Consulting Agreement between the Registrant and Adrian J. Hepner, M.D., Ph.D. dated July 31, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K, SEC File No. 001-36306, filed November 2, 2020).
10.36		License Agreement between the Registrant and Combioxin SA, dated August 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 9, 2021)
10.37		License Agreement between the Registrant and AOP Orphan Pharmaceuticals GmbH, dated August 6, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 9, 2021).
21.1		List of subsidiaries of Eagle Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 8, 2021)
23.1		Consent of Ernst & Young, LLP, an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 8, 2021)
23.2		Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 8, 2021)
24.1		Power of Attorney (incorporated by reference to this signature page of this Annual Report on Form 10-K)
31.1	(1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	(1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	(2)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 8, 2021).
101.INS		iXBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		iXBRL Taxonomy Extension Schema
101.CAL		iXBRL Taxonomy Extension Calculation Linkbase
101.DEF		iXBRL Taxonomy Extension Definition Linkbase
101.LAB		iXBRL Taxonomy Extension Labels Linkbase
101.PRE		iXBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments

†Management contract or compensatory plan or arrangement.

*Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

+Certain portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

(1) Filed herewith.

(2) Furnished (and not filed) pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Pharmaceuticals, Inc.

Date: May 2, 2022	By:	/s/ Scott Tarriff
Scott Tarriff
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Tarriff	President, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2022
Scott Tarriff

/s/ Brian Cahill	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2022
Brian Cahill

*	Director	May 2, 2022
Michael Graves

*	Director	May 2, 2022
Steven Ratoff

*	Director	May 2, 2022
Jennifer K. Simpson

*	Director	May 2, 2022
Robert L. Glenning

*	Director	May 2, 2022
Richard A. Edlin

*	Director	May 2, 2022
Luciana Borio

*By:	/s/ Brian Cahill
Brian Cahill Attorney-in-fact

Appendix A

NON-GAAP FINANCIAL PERFORMANCE MEASURES

In addition to financial information prepared in accordance with U.S. GAAP, this Amendment No. 1 to Annual Report on Form 10-K contains adjusted non-GAAP EPS and adjusted non-GAAP EBITDA from continuing operations attributable to the Company. The Company believes these non-GAAP measures provide investors and management with supplemental information relating to operating performance and trends that facilitate comparisons between periods and with respect to projected information.

Adjusted non-GAAP net income and related earnings per share information excludes amortization expense, stock-based compensation expense, depreciation expense, expense of acquired in-process research and development, severance, expense related to collaboration with Tyme, non-cash interest expense, fair value adjustments on equity investment, convertible promissory note related credit losses, fair value adjustments related to derivative instrument, accretion of discount on convertible promissory note and the tax effect of these adjustments. Adjusted non-GAAP EBITDA excludes interest expense, net of interest income, income tax provision, depreciation and amortization expense, stock-based compensation expense, fair value adjustments on equity investment, expense of acquired in-process research & development, convertible promissory note related credit losses, fair value adjustments related to derivative instrument, expense related to collaboration with Tyme and severance. The Company believes these non-GAAP financial measures help indicate underlying trends in the Company’s business and are important in comparing current results with prior period results and understanding projected operating performance. Non-GAAP financial measures provide the Company and its investors with an indication of the Company’s baseline performance before items that are considered by the Company not to be reflective of the Company’s ongoing results. See the attached (i) Reconciliation of GAAP to Adjusted Non-GAAP Net Income and Adjusted Non-GAAP Earnings per Share and (ii) Reconciliation of GAAP to Adjusted Non-GAAP EBITDA for explanations of the amounts excluded and included to arrive at adjusted net income and adjusted earnings per share amounts, and Adjusted non-GAAP EBITDA amounts, respectively, for the twelve month periods ended December 31, 2021 and 2020.

These adjusted measures are non-GAAP and should be considered in addition to, but not as a substitute for, the information prepared in accordance with U.S. GAAP. The Company strongly encourages investors to review its consolidated financial statements and publicly-filed reports included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on March 8, 2022, in their entirety and cautions investors that the non-GAAP measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

EAGLE PHARMACEUTICALS, INC.
RECONCILIATION OF GAAP TO ADJUSTED NON-GAAP NET INCOME AND
ADJUSTED NON-GAAP EARNINGS PER SHARE (UNAUDITED)
(In thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2021	2020
Net (loss) income - GAAP	$(8,627)	$11,989

Adjustments:
Cost of product revenues:
Amortization expense	1,578	1,046
Research and development:
Stock-based compensation expense	2,682	2,682
Depreciation expense	220	269
Expense of acquired in-process research & development	15,339	-
Severance	534	-
Selling, general and administrative:
Stock-based compensation expense	16,873	22,074
Expense related to collaboration with Tyme	-	2,500
Amortization expense	1,418	1,620
Depreciation expense	544	603
Severance	1,550	924

Other:
Non-cash interest expense	472	472
Fair value adjustments on equity investment	6,170	5,300
Convertible promissory note related credit losses	758	-
Fair value adjustments related to derivative instrument	(686)	2,962
Accretion of discount on convertible promissory note	(148)	-
Tax effect of the non-GAAP adjustments	(4,276)	(3,699)

Adjusted non-GAAP net income	$34,401	$48,742

Adjusted non-GAAP earnings per share:
Basic	$2.64	$3.62
Diluted	$2.59	$3.54
Weighted average number of common shares outstanding:
Basic	13,051,095	13,481,525
Diluted	13,265,181	13,771,393

EAGLE PHARMACEUTICALS, INC.
RECONCILIATION OF GAAP TO ADJUSTED NON-GAAP EBITDA (UNAUDITED)
(In thousands)

	Twelve Months Ended December 31,
	2021	2020
Net (loss) income - GAAP	$(8,627)	$11,989

Add back:
Interest expense, net of interest income	1,075	2,015
Income tax provision	4,079	10,688
Depreciation and amortization expense	3,760	3,538

Add back:
Stock-based compensation expense	19,555	24,756
Fair value adjustments on equity investment	6,170	5,300
Expense of acquired in-process research & development	15,339	-
Convertible promissory note related credit losses	758	-
Fair value adjustments related to derivative instrument	(686)	2,962
Expense related to collaboration with Tyme	-	2,500
Severance	2,084	924
Adjusted Non-GAAP EBITDA	$43,507	$64,672