Form 10-Q
period 2022-03-31
EAGLE PHARMACEUTICALS, INC.
filed 2022-05-09
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of May 2, 2022: 12,698,566 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•statements related to our expectations with respect to our proposed acquisition of the entire issued and to be issued share capital of Acacia Pharma, including with respect to matters of timing, closing conditions, the anticipated sources of financing for the proposed acquisition, anticipated financial impact on us of the proposed acquisition, potential benefits to us from the proposed acquisition, related integration matters, among other things;
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
•the impact of the ongoing coronavirus 2019, or COVID-19, pandemic on our business and operations, results of operations and financial performance including: disruption in the sales of our marketed products; delays, interruptions or other adverse effects to clinical trials and patient enrollment; delays in regulatory review; manufacturing and supply chain interruptions; and the adverse effects on healthcare systems, volatility of the financial and credit markets and disruption of the global economy overall;
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
•the performance of our strategic collaborators and success of our current strategic collaborators;
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
•our ability to prevent or minimize the effects of litigation; and
•our expectations regarding anticipated future costs, operating expenses and capital requirements;

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

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or TM symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks and trade names. The Company does not intend its use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of the Company by, any other entity.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$69,522	$97,659
Accounts receivable, net	130,858	41,149
Inventories	24,818	21,908
Prepaid expenses and other current assets	14,968	11,890
Total current assets	240,166	172,606
Property and equipment, net	1,627	1,636
Intangible assets, net	9,940	10,671
Goodwill	39,743	39,743
Deferred tax asset, net	21,231	18,798
Other assets	7,458	10,278
Total assets	$320,165	$253,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,509	$16,431
Accrued expenses and other liabilities	63,408	32,338
Current debt	23,725	25,607
Total current liabilities	101,642	74,376
Other long-term liabilities	2,563	2,903
Total liabilities	104,205	77,279
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,975,970 and 16,903,034 shares issued as of March 31, 2022 and December 31, 2021, respectively	17	17
Additional paid in capital	328,769	325,779
Accumulated other comprehensive income (loss)	418	(94)
Retained earnings	119,920	75,862
Treasury stock, at cost, 4,278,831 and 4,111,622 shares as of March 31, 2022 and December 31, 2021, respectively	(233,164)	(225,111)
Total stockholders' equity	215,960	176,453
Total liabilities and stockholders' equity	$320,165	$253,732
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product sales, net	$90,088	$17,120
Royalty revenue	25,786	24,129
Total revenue	115,874	41,249
Operating expenses:
Cost of product sales	25,176	8,442
Cost of royalty revenue	2,579	2,413
Research and development	6,108	14,288
Selling, general and administrative	22,182	19,879
Total operating expenses	56,045	45,022
Income (loss) from operations	59,829	(3,773)
Interest income	154	35
Interest expense	(366)	(422)
Other (expense) income	(1,957)	5,500
Total other (expense) income, net	(2,169)	5,113
Income before income tax provision	57,660	1,340
Income tax provision	(13,602)	(1,761)
Net income (loss)	$44,058	$(421)
Earnings (loss) per share attributable to common stockholders:
Basic	$3.47	$(0.03)
Diluted	$3.41	$(0.03)
Weighted average number of common shares outstanding:
Basic	12,710,646	13,069,373
Diluted	12,906,811	13,069,373
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$44,058	$(421)
Other comprehensive income, net of tax:
Unrealized gain for convertible promissory note	512	—
Total other comprehensive income	512	—
Comprehensive income (loss)	$44,570	$(421)

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2021	16,903	$17	$325,779	$(225,111)	$(94)	$75,862	$176,453
Stock-based compensation expense	—	—	4,295	—	—	—	4,295
Issuance of common stock related to vesting of restricted stock units	73	—	(1,305)	—	—	—	(1,305)
Common stock repurchases	—	—	—	(8,053)	—	—	(8,053)
Other comprehensive income	—	—	—	—	512	—	512
Net income	—	—	—	—	—	44,058	44,058
Balance at March 31, 2022	16,976	$17	$328,769	$(233,164)	$418	$119,920	$215,960

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2020	16,739	$17	$305,403	$(203,898)	$84,489	$186,011
Stock-based compensation expense	—	—	6,508	—	—	6,508
Issuance of common stock upon exercise of stock option grants	56	—	1,963	—	—	1,963
Issuance of common stock related to vesting of restricted stock units	63	—	(1,551)	—	—	(1,551)
Common stock repurchases	—	—	—	(1,432)	—	(1,432)
Net loss	—	—	—	—	(421)	(421)
Balance at March 31, 2021	16,858	$17	$312,323	$(205,330)	$84,068	$191,078

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$44,058	$(421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(2,432)	902
Depreciation expense	177	190
Noncash operating lease expense related to right-of-use assets	290	252
Amortization expense of intangible assets	731	706
Fair value adjustments on equity investment	2,530	(5,600)
Stock-based compensation expense	4,295	6,508
Convertible promissory note related credit losses	36	100
Amortization of debt issuance costs	118	118
Fair value adjustments related to derivative instruments	(608)	—
Accretion of discount on convertible promissory note	(45)	—
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(89,710)	5,810
Inventories	(2,910)	1,213
Prepaid expenses and other current assets	(1,948)	(2,870)
Accounts payable	(1,651)	6,291
Accrued expenses and other liabilities	30,800	(2,403)
Other assets and other long-term liabilities, net	(342)	(318)
Net cash (used in) provided by operating activities	(16,611)	10,478
Cash flows from investing activities:
Purchase of property and equipment	(168)	(384)
Purchase of convertible promissory note	—	(5,000)
Net cash used in investing activities	(168)	(5,384)
Cash flows from financing activities:
Proceeds from common stock option exercises	—	1,963
Employee withholding taxes related to stock-based awards	(1,305)	(1,551)
Payment of debt	(2,000)	(2,000)
Repurchases of common stock	(8,053)	(1,432)
Net cash used in financing activities	(11,358)	(3,020)
Net (decrease) increase in cash and cash equivalents	(28,137)	2,074
Cash and cash equivalents at beginning of period	97,659	103,155
Cash and cash equivalents at end of period	$69,522	$105,229
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$41	$267
Interest	265	321
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation and Other Company Information
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 8, 2022.
We are an integrated pharmaceutical company focused on finding ways to help medicines do more for patients. We and our collaborators have the capabilities to take a molecule from preclinical research through regulatory approval and into the marketplace, including development, manufacturing and commercialization. Our business model applies our scientific expertise, proprietary research-based insights and marketplace proficiency to identify challenging-to-treat diseases of the central nervous system or metabolic critical care therapeutic areas as well as in oncology. By focusing on patients' unmet needs, we strive to provide healthcare professionals with urgently needed treatment solutions that are designed to improve patient care and outcomes and create near- and long-term value for our stakeholders, including patients and healthcare providers and our employees, marketing partners, collaborators and investors. Our science-based business model has a proven track record with the U.S. Food and Drug Administration ("FDA") approval and commercial launches of six products: PEMFEXY® (pemetrexed for injection), vasopressin, an A-rated generic alternative to Vasostrict®, Ryanodex® (dantrolene sodium) ("Ryanodex"), bendamustine ready-to-dilute ("RTD") 500ml solution ("Belrapzo"), and rapidly infused bendamustine RTD ("Bendeka") and RTD (“Treakisym”). We market our products through marketing partners and/or our internal direct sales force. We market PEMFEXY, vasopressin, Ryanodex and Belrapzo, and Teva Pharmaceutical Industries Ltd. ("Teva") markets Bendeka through its subsidiary Cephalon, Inc. SymBio Pharmaceuticals Limited ("SymBio"), markets Treakisym, a RTD product, in Japan.

2. Summary of Significant Accounting Policies
Significant Accounting Policies
Our significant accounting policies are described in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 and the notes thereto filed with the SEC on March 8, 2022. Since the date of those consolidated financial statements, there have been no material changes to our significant accounting policies other than as listed below.
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

In addition, the U.S. government and other nations have imposed significant restrictions on most companies' ability to do business in Russia as a result of the ongoing military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to further expand our business and to otherwise generate revenues and develop our product candidates. In addition, a significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may opportunistically seek access to additional capital to fund potential licenses, acquisitions or investments to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. As a result of the COVID-19 pandemic, as well as the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the global financial markets have experienced significant volatility.  If this volatility persists and deepens, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments or acquisitions.  An inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects.  In addition, if we use a substantial amount of our funds for any such potential acquisition or investment activities, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.  Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under our credit facility.

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
Use of Estimates
These condensed consolidated financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements including disclosure of gross to net estimates as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes. Our critical accounting policies are those that are both most important to our financial condition and results of operations and also require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We anticipate that the COVID-19 pandemic will continue to disrupt our supply chain and marketing and sales efforts for certain of our products, including Bendeka, although it is not currently expected that any disruption would be significant. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the condensed consolidated financial statements, actual results may materially vary from these estimates, and any such differences may be material to our condensed consolidated financial statements.
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
Financial assets and liabilities measured and recognized at fair value are as follows:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,236	$31,236	$—	$—
Convertible promissory note	4,542	—	—	4,542
Embedded derivative asset in convertible promissory note	1,003	—	—	1,003
Foreign currency exchange contracts	567	—	567	—
Investment in Tyme	3,500	3,500	—	—
Total financial assets	$40,848	$34,736	$567	$5,545

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$57,357	$57,357	$—	$—
Convertible promissory note	4,021	—	—	4,021
Embedded derivative asset in convertible promissory note	962	—	—	962
Investment in Tyme	6,030	6,030	—	—
Total financial assets	$68,370	$63,387	$—	$4,983

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2022 and 2021, respectively.

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

In Q1 2022, Eagle entered into a forward contract to purchase EUR at a forward rate. The contract is expected to be settled in Q2 2022 and will be used to economically hedge the cost of the tentative acquisition of Acacia Pharma Group plc. As of March 31, 2022, the forward contract is remeasured to reflect changes in the fair value determined using forward rates, which are observable market inputs, multiplied by the notional amount. The contract has not been designated as an accounting hedge, and therefore the net change in the fair value is reported in the condensed consolidated statement of operations. For the three months ended March 31, 2022, the fair value adjustment on the forward contract was a gain of $0.6 million and the adjustment was recorded in Other (expense) income on our condensed consolidated statement of operations. The fair value of the forward contract is recorded in prepaid expenses and other current assets as of March 31, 2022 on our condensed consolidated balance sheet.

Our investment in restricted shares of common stock of Tyme Technologies, Inc. are classified as Level 1. Refer to Note 12, License and Collaboration Agreements for further details.

The fair value of debt is classified as Level 2 for the periods presented and approximates its book value due to the variable interest rate.
Intangible Assets
We review the recoverability of our finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, we measure the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. We determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed as of March 31, 2022.
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
Concentration of Major Customers and Vendors
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables.
Further, the Company is dependent on its commercial partner to market and sell Bendeka; therefore, the Company's future revenues are highly dependent on the collaboration and distribution arrangement with Teva.

Teva markets Bendeka through a license agreement with the Company. Pursuant to that license agreement, Teva pays the Company a royalty based on net sales of the product and also purchases the product from the Company. A disruption in this arrangement, caused by, among other things, a supply disruption, loss of exclusivity or the launch of a superior product would have a material adverse effect on our balance sheet, results of operations and cash flows.
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended March 31,
	2022	2021
Total revenues
Teva - See Revenue Recognition	24%	66%
Customer A	19%	7%
Customer B	15%	8%
Customer C	13%	4%
Customer D	9%	10%
Other	20%	5%
	100%	100%

	March 31,	December 31,
	2022	2021
Accounts receivable
Teva - See Revenue Recognition	21%	63%
Customer A	22%	13%
Customer B	19%	13%
Customer C	10%	2%
Customer D	9%	2%
Other	19%	7%
	100%	100%

Inventories
Inventories are recorded at the lower of cost and net realizable value, with cost determined on a first-in first-out basis. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If these items are observed and there are no alternate uses for the inventory, we will record a write-down to lower of cost and net realizable value in the period that the decline in value is first recognized.
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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $1.7 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price generally utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for vasopressin, Pemfexy, Belrapzo and Ryanodex are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our allowance for chargebacks and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made generally using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.
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

Commercial and Medicaid Rebates: The Company contracts with government agencies or collectively, third-party payors, so that vasopressin, Pemfexy, Belrapzo and Ryanodex will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company’s contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payer mix, and (iv) information obtained from the Company’s distributors.

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

Product Returns: The Company's provision for product returns based on the factors noted above generally encompass a time range from 12 to 48 months after revenue is recognized. The Company’s distributors have the right to return unopened unprescribed vasopressin, Pemfexy and Belrapzo during certain time periods around the period beginning prior to the labeled expiration date and ending after the labeled expiration date. The Company estimates future product returns on sales of vasopressin, Pemfexy and Belrapzo based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iii) historical industry information regarding return rates for similar pharmaceutical products, (iv) the estimated remaining shelf life of vasopressin, Pemfexy and Belrapzo previously shipped and currently being shipped to distributors and (v) contractual agreements intended to limit the amount of inventory maintained by the Company’s distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Wholesaler fees and other incentives: The Company generally provides invoice discounts on vasopressin, Pemfexy, Belrapzo and Ryanodex sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors generally include a 2% discount for prompt payment which is generally defined in invoice terms as a range from 15 to 45 days, while the fees for distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, the Company expects its distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized. In certain cases, the Company may record the fees as accrued expenses if the Company expects that the fees will be paid rather than deducted by the distributor.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2022.
Stock-Based Compensation
The Company utilizes stock-based compensation in the form of stock options, restricted stock units ("RSUs") and performance-based stock units ("PSUs"), each of which may be granted separately or in tandem with other awards.
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
The anti-dilutive common share equivalents outstanding for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	2,103,544	2,635,020
Restricted stock units	79,724	325,349
Total	2,183,268	2,960,369

The following table sets forth the computation for basic and diluted net earnings (loss) per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator
Numerator for basic and diluted earnings (loss) per share-net earnings (loss)	$44,058	$(421)
Denominator
Basic weighted average common shares outstanding	12,710,646	13,069,373
Dilutive effect of stock awards	196,165	—
Diluted weighted average common shares outstanding	12,906,811	13,069,373
Basic net earnings (loss) per share
Basic net earnings (loss) per share	$3.47	$(0.03)
Diluted net earnings (loss) per share
Diluted net earnings (loss) per share	$3.41	$(0.03)

All potentially dilutive items were excluded from the diluted share calculation for the three months ended March 31, 2021 because their effect would have been anti-dilutive, as the Company was in a loss position.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This accounting standard update will be effective for public business entities in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; therefore for us beginning in the first quarter of 2023. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our condensed consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 801): Fair Value Hedging – Portfolio Layer Method, which expands the current single-layer hedging model to allow multiple-layer hedges of a single closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments under the method. This accounting standards update will be effective for public business entities in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; therefore for us beginning in the first quarter of 2023. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our condensed consolidated financial statements.

There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these accounting pronouncements have had, or will have, a material impact on our condensed consolidated financial statements or disclosures.

3. Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021	Estimated Useful Life (years)
Furniture and fixtures	$1,525	$1,525	7
Office equipment	1,077	1,077	3
Equipment	4,002	3,834	7
Leasehold improvements	1,155	1,155	2
	7,759	7,591
Less accumulated depreciation	(6,132)	(5,955)
Property and equipment, net	$1,627	$1,636

Depreciation expense related to property and equipment amounted to $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

4. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$8,517	$7,317
Work in process	9,378	9,666
Finished products	6,923	4,925
Total inventories	$24,818	$21,908

5. Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2022	2021
Prepaid income taxes	$—	$1,173
Prepaid FDA user fee and advances to clinical research organization	739	1,108
Prepaid insurance	1,166	196
Advances to commercial manufacturers	1,620	942
Prepaid R&D	706	—
Convertible promissory note, net	5,975	5,312
All other	4,762	3,159
Total prepaid expenses and other current assets	$14,968	$11,890

Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Accrued product sales reserves	$20,067	$4,390
Income taxes payable	15,092	—
Royalties payable to commercial partners	9,645	5,085
Accrued salary and other compensation	3,314	8,466
Accrued professional fees	3,275	2,013
Accrued research & development	2,068	4,100
Current portion of lease liability	1,337	1,309
Accrued other	8,610	6,975
Total accrued expenses	$63,408	$32,338

Leases
We lease office space in Woodcliff Lake, New Jersey for our principal office under an amended lease agreement through June 2025. We also lease a lab space in Cambridge, Massachusetts under a lease agreement through April 2024, and an office space located in Palm Beach Gardens, Florida. All of our leases are classified as operating leases and have remaining lease terms of approximately 2.8 years. The principal office and the lab space leases include renewal options to extend the lease for up to 5 years. Furthermore, we have not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.

The table below summarizes our total lease costs included in the condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	March 31, 2022	December 31, 2021
Operating lease cost	$375	$1,407
Total lease cost	$375	$1,407

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$375	$1,407
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$270
Weighted-average remaining lease term - operating leases	2.8 years	3.1 years
Weighted-average discount rate - operating leases	6.0%	6.0%

Balance Sheet Classification as of March 31:
Current lease liabilities (included with Accrued expenses and other liabilities)	$1,337
Long-term lease liabilities (included with Other long-term liabilities)	2,563
Total lease liabilities	$3,900

6. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		March 31, 2022
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	9	$15,000	$(5,660)	$9,340
Vasopressin milestone	1	750	(150)	600
Total		$15,750	$(5,810)	$9,940

		December 31, 2021
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (i)	9	$15,000	$(5,079)	$9,921
Developed technology	5	8,100	(8,100)	—
Vasopressin milestone	1	750	—	750
Total		$23,850	$(13,179)	$10,671
(i) Represents a one-time payment made to reduce the royalties payable to a third party on Ryanodex net sales.
Amortization expense was $0.7 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of March 31, 2022, and assuming that the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2022 (remainder)	2,307
2023	2,820
2024	2,511
2025	2,302
Total estimated amortization expense	$9,940

7. Common Stock and Stock-Based Compensation
Common Stock
Share Repurchase Program

In March 2020, our board of directors approved our current share repurchase program (the "Share Repurchase Program"), providing for the repurchase of up to an aggregate of $160 million of our outstanding common stock.

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

As of March 31, 2022, we had repurchased an aggregate of 4,278,831 shares of common stock for an aggregate of $236.1 million pursuant to our share repurchase programs in effect since August 2016.

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

A summary of stock option, RSU and PSU activity under the 2014 Plan during the three months ended March 31, 2022 and 2021 is presented below:

	Stock Options	RSUs	PSUs
Outstanding as of December 31, 2020	3,331,890	328,396	97,750
Granted	71,500	96,490	159,000
Stock options exercised/RSUs vested/PSUs vested	(56,107)	(94,273)	—
Forfeited or expired	(208,374)	(29,044)	(97,750)
Outstanding as of March 31, 2021	3,138,909	301,569	159,000

Outstanding as of December 31, 2021	2,814,878	263,306	137,300
Granted	86,700	148,000	228,200
Stock options exercised/RSUs vested/PSUs vested	—	(99,698)	—
Forfeited or expired	(3,130)	(728)	—
Outstanding as of March 31, 2022	2,898,448	310,880	365,500

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.47% - 2.53%	0.51% - 0.53%
Volatility	46.79%	56.31%
Expected term (in years)	5.63 years	5.53 years
Expected dividend yield	0.0%	0.0%

RSUs
Each vested time-based RSU represents the right of a holder to receive one share of our common stock. The fair value of each RSU granted was estimated based on the trading price of our common stock on the date of grant.
PSUs
During the first quarter of 2022, we granted 228.2 thousand market condition PSUs based on our total shareholder return ("TSR") relative to the TSR of each member of the S&P Biotechnology Select Industry Index (the defined peer group) with a weighted-average grant date fair value of $70.45 for the CEO and $53.43 for other executives per respective PSU. The fair value of PSUs granted to employees was estimated using a Monte Carlo simulation model. Inputs used in the calculation include a risk-free interest rate of 1.6%, an expected volatility of 41%, contractual term of 3 years, and no expected dividend yield.
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
We recognized stock-based compensation in our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	$1,863	$3,331
RSUs	1,635	1,788
PSUs	797	1,389
Stock-based compensation expense	$4,295	$6,508

Selling, general and administrative	$3,652	$5,613
Research and development	643	895
Stock-based compensation expense	$4,295	$6,508

8. Commitments
Our future material contractual obligations as of March 31, 2022, included the following:

Obligations	Total	2022	2023	2024	2025	Beyond
Operating leases (1)	$3,978	$1,072	$1,455	$1,038	$413	$—
Credit facility (2)	24,000	24,000	—	—	—	—
Purchase obligations (3)	71,566	71,566	—	—	—	—
Total obligations	$99,544	$96,638	$1,455	$1,038	$413	$—

(1) We lease our corporate office location. The term of our existing lease expires on June 30, 2025. We also lease our lab space under a lease agreement through April 2024, and an office space in Palm Beach Gardens, Florida, through October 31, 2024. Rental expense for the operating leases was $0.4 million and $0.3 million, for the three months ended March 31, 2022 and 2021, respectively. The remaining future lease payments under the operating leases are $4.0 million as of March 31, 2022.
(2) Refer to Note 9, “Debt” for further information regarding our Credit Agreement.
(3) As of March 31, 2022, we had purchase obligations in the amount of $71.6 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligations under the supply agreements are primarily for finished product, inventory, and research and development.

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
We classified the debt of $23.7 million as current on the condensed consolidated balance sheet as of March 31, 2022. Per the terms of the Credit Agreement, the Company is limited in its ability to pay dividends. As of March 31 2022, we were in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.
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

As of March 31, 2022, we had $0.3 million of unamortized deferred debt issuance costs as part of long-term debt in its condensed consolidated balance sheets.

Debt Maturities	As of March 31, 2022
2022 (remainder)	$24,000
Total	$24,000

10. Income Taxes

	Three Months Ended March 31,
	2022	2021
Income tax provision	$(13,602)	$(1,761)
Effective tax rate	24%	131%

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

The effective tax rate for the three months ended March 31, 2022, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation, partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2021, reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation, partially offset by credits for research and development activity. We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results, including the fair value adjustment on our investment in Tyme may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.
Deferred income tax assets as of March 31, 2022 consisted of temporary differences primarily related to stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets and research and development expenses.
We file income tax returns in the U.S. federal jurisdiction and several states. We are currently under audit by the Internal Revenue Service and three State tax jurisdictions. We had no amount recorded for any unrecognized tax benefits as of March 31, 2022. We regularly evaluate our tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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

Commercial Litigation
Cipla v. Eagle
On April 16, 2020, Cipla Limited (“Cipla”) filed a request for arbitration against Eagle (“the Company”) with the London Court of International Arbitration. The request alleged that Eagle’s refusal to take delivery of several batches of Argatroban finished drug product constitutes a breach of the parties’ December 14, 2012 supply agreement. On March 25, 2022, the parties reached a settlement resulting in the arbitration being cancelled.

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

Hospira filed a motion to dismiss, which was fully briefed on November 16, 2018. On December 16, 2019, the United States District Court for the District of Delaware denied Hospira’s motion to dismiss with respect to U.S. Patent No. 9,572,887 and granted that motion with respect to the remaining patents. On December 15, 2020, the Court held a claim construction hearing, ruling in our favor on all claim terms. Fact discovery closed on April 1, 2021. Expert discovery ended on February 10, 2022. The parties reached a settlement on April 19, 2022, resulting in dismissal of the action.

Patentees filed suit against Hospira, Inc. on November 16, 2021. Patentees have asserted U.S. Patent No. 11,103,483. Hospira filed its Answer on December 8, 2021. The parties reached a settlement on April 19, 2022, resulting in dismissal of the action.

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

Patentees filed suit against Dr. Reddy’s Laboratories on May 13, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. Dr. Reddy’s answer was filed August 16, 2021. On December 27, 2021, Dr. Reddy’s moved for judgment on the pleadings, seeking a dismissal of all patents except the ‘887 patent. On January 27, 2022, the Court entered an agreed stipulation by the parties dismissing all patents except the ‘887. On February 8, 2022, consistent with that stipulation, Patentees filed an Amended Complaint removing the dismissed patents and adding U.S. Patent No 11,103,483. Dr. Reddy’s filed its Answer and Counterclaims to that Amended Complaint on February 22, 2022. Patentees’ filed their Counterclaim Answer on March 15, 2022. Fact discovery is ongoing, and the case is set for trial on May 1, 2023.

Patentees filed suit against Accord Healthcare on June 29, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. On January 13, 2022, Accord filed a Motion to Dismiss for failure to state a claim. On January 26, 2022, Patentees filed a First Amended Complaint, removing all patents except the ‘887 patent and additionally asserting U.S. Patent No. 11,103,483. Accord filed its Answer and Counterclaims to that Amended Complaint on February 10, 2022. On February 28, 2022, Patentees filed their Answer to Accord’s Counterclaims. On March 29, 2022, the Court entered a schedule and consolidated this case with the above Dr. Reddy’s case. Fact discovery is ongoing, and the case is set for trial on May 1, 2023.

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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company, Apotex, Inc. and Apotex Corp.,
Celerity Pharmaceuticals, LLC - (BELRAPZO®)

Slayback, Apotex, and Celerity Pharmaceuticals, LLC (“Celerity”) filed NDAs referencing Eagle’s Belrapzo NDA. The Company filed suits against Slayback, Apotex, and Celerity in the United States District Court for the District of Delaware on August 31, 2021 (Slayback and Apotex) and on January 11, 2022 (Celerity) alleging infringement of U.S. Patent No. 11,103,483. On September 22, 2021, both Slayback and Apotex filed their Answers. The suit against Slayback and Apotex is set for trial on October 26, 2022, and fact discovery is ongoing. On February 2, 2022, Celerity moved to dismiss the pending complaint. In response, the Company filed an Amended Complaint on March 1, 2022. Celerity filed its Answer to the Company’s Amended Complaint on March 22, 2022. Scheduling for the case is ongoing.

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

On December 7, 2020, Par filed a separate suit against us in the United States District Court for the District of New Jersey, asserting patent infringement of U.S. Patent No. 10,844,435, based on the filing of our ANDA seeking approval to manufacture and sell our vasopressin product. Eagle moved to dismiss Par’s complaint on March 2, 2021. On March 22, 2021, Par amended its complaint to additionally assert U.S. Patent No. 10,920,278, and on April 5, 2021, Eagle moved to dismiss Par’s amended complaint. The Court has not yet ruled on Eagle’s Motion to Dismiss. This suit is pending.

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

Under the terms of the agreement, we paid $10 million as upfront license consideration that was expensed immediately as research and development and is reflected within the operating activities of the consolidated statements of cash flows as of December 31, 2021. The Company may pay to Combioxin up to $105 million upon achievement of certain development, regulatory and sales based milestone payments plus royalty payments at royalty rates ranging in low double digit percentages on the net sales of all products sold, subject to certain adjustments as provided in the agreement. The Company is also obligated to make certain payments based upon amounts received by sublicensees under the agreement.

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

Under the terms of the agreement, we paid a $5 million upfront license consideration that was expensed immediately as research and development and is reflected within the operating activities of the consolidated statements of cash flows as of December 31, 2021. The Company may pay to AOP Orphan up to $25 million upon achievement of certain regulatory milestone payments plus profit share payments, subject to certain adjustments as provided in the agreement. We also entered into a supply agreement at the same time as the licensing agreement.

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

Our equity investment in Tyme is included in Other assets on our condensed consolidated balance sheet. For the three months ended March 31, 2022 and 2021, the fair value adjustments for the equity investment was a loss of $2.5 million and a gain of $5.6 million, respectively. These adjustments were recorded in Other (expense) income on our condensed consolidated statements of operations.

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

The following table summarizes the activity during the three months ended March 31, 2022;

	December 31, 2021	Fair Value Adjustments to the note	Accretion of Discount	Estimated Credit Loss	Interest Income	Fair Value Adjustment to Embedded Derivative	March 31, 2022
Fair value of the note	$4,906	$512	$—	$—	$—	$—	$5,418
Discount on the note	(127)	—	45	—	—	—	(82)
Estimated Credit Loss	(758)	—	—	(36)	—	—	(794)
Convertible Promissory Note, net	$4,021	$512	$45	$(36)	$—	$—	$4,542

Embedded Derivative	$962	$—	$—	$—	$—	$41	$1,003

Interest Receivable	$329	$—	$—	$—	$100	$—	$429

Total in Other Current Assets	$5,312	$512	$45	$(36)	$100	$41	$5,974

14. Pending Acquisition

On March 28, 2022, we and Acacia Pharma Group plc ("Acacia Pharma") issued an announcement disclosing the agreed terms of a proposed cash and share offer by the Company for the entire issued and to be issued share capital of Acacia Pharma to be effected by means of a court sanctioned scheme of arrangement ("Scheme") under Part 26 of the UK Company Act 2006. Under the terms of the proposed acquisition, Acacia Pharma shareholders would receive €0.68 in cash and 0.0049 shares of our common stock of the Company (the “Share Consideration”) for each Acacia Pharma share, which values Acacia Pharma’s existing issued and to be issued share capital at approximately €94.7 million (or approximately $104.0 million based on the exchange rate of U.S. $1.0981: €1 on March 25, 2022). The terms of the proposed acquisition also provide for us to guarantee approximately €25 million of debt within the Acacia Pharma group. The Company and Acacia Pharma intend to implement the Proposed Acquisition by way of a court-sanctioned scheme of arrangement (“Scheme”) under Part 26 of the United Kingdom Companies Act 2006, as amended (the “Companies Act”).

The proposed acquisition is subject to closing conditions and certain further terms, including, among others (i) the approval of the Scheme by a majority in number of Acacia Pharma’s shareholders present and voting (and entitled to vote) at the meeting(s) of Acacia Pharma’s shareholders to be convened by order of the High Court of Justice of England and Wales (the “Court”) pursuant to section 896 of the UK Companies Act of 2006 (and any separate class meeting which may be required by the Court (or at any adjournment thereof)), either in person or by proxy, representing not less than 75 percent in value of the Acacia Pharma shares held by such shareholders (or the relevant class or classes thereof); (ii) the sanction of the Scheme by the Court; and (iii) the Scheme becoming effective no later than June 30, 2022, which date may be extended by mutual agreement of the parties. The conditions to the proposed acquisition are set out in full in the announcement. Subject to the satisfaction, or waiver by us, of all relevant conditions, it is expected that the Scheme will become effective in June 2022. There is no assurance that the proposed acquisition will be consummated on the proposed terms, timing or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, or the Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 7, 2022, or our Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report. Such factors may be amplified by the COVID-19 pandemic and its current or its potential impact on our business and the global economy. Unless otherwise indicated or required by context, references throughout to “Eagle,” the “Company,” “we,” “our,” or “us” refer to financial information and transactions of Eagle Pharmaceuticals, Inc.

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

Our science-based business model has a proven track record with the U.S. Food and Drug Administration ("FDA") approval and commercial launches of six products: PEMFEXY® (pemetrexed for injection), vasopressin, an A-rated generic alternative to Vasostrict®, Ryanodex® (dantrolene sodium) ("Ryanodex"), bendamustine ready-to-dilute ("RTD") 500ml solution ("Belrapzo"), and rapidly infused bendamustine RTD ("Bendeka") and RTD (“Treakisym”). We market our products through marketing partners and/or our internal direct sales force. We market PEMFEXY, vasopressin, Ryanodex and Belrapzo, and Teva Pharmaceutical Industries Ltd. ("Teva") markets Bendeka through its subsidiary Cephalon, Inc. SymBio Pharmaceuticals Limited ("SymBio"), markets Treakisym, a RTD product, in Japan.

With several pipeline projects underway and the potential for product launches over the next several years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file, first-to-market or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including acute radiation syndrome, traumatic brain injury/concussion and Alzheimer’s disease as well as investigations of compounds such as EA-114 (our fulvestrant product candidate) for patients with HR-positive advanced breast cancer. Our clinical development program also includes a license agreement with Combioxin, SA under which the Company was granted exclusive, worldwide development and commercialization rights to CAL02, a novel first-in-class antitoxin agent for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs and a license agreement with AOP Orphan, for the commercial rights to its product, landiolol in the United States. Landiolol is a leading hospital emergency use product, which is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias.

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

We expect to start a phase 2b/3 clinical trial for CAL02 patients in the third quarter of 2022, during pneumonia season. In August 2021, we entered into a license agreement with Combioxin, SA under which we were granted exclusive, worldwide. development and commercialization rights to CAL02, a novel approach to the treatment of severe bacterial pneumonia.

Bendeka Settlement
On April 19, 2022, we entered into a definitive settlement agreement, or the Settlement Agreement, with Hospira, Inc., or Hospira, relating to our product BENDEKA® (rapidly infused bendamustine hydrochloride). This settlement resolves patent litigation brought by us and our marketing partners Teva Pharmaceuticals International, GmbH and Cephalon, Inc. relating to the alleged infringement of Orange Book listed United States Patent Nos. 11,103,483 and 9,572,887, or the Asserted Patents, with respect to Hospira’s 505(b)(2) NDA, No. 211530. Pursuant to the terms of the Settlement Agreement, we will grant Hospira a license to market Hospira’s product made under NDA No. 211530 in the United States beginning on January 17, 2028 (subject to FDA approval), or earlier under certain circumstances. Additionally, in accordance with the Agreement, the parties will terminate all ongoing litigation among us, Teva Pharmaceuticals International, GmbH and Cephalon, Inc. and Hospira regarding the Asserted Patents pending in the United States District Court for the District of Delaware. The Agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice.

Acacia Acquisition
On March 28, 2022, we and Acacia Pharma Group plc, a public company organized under the laws of England and Wales, or Acacia Pharma, issued an announcement disclosing the agreed terms of a proposed cash and share offer by us for the entire issued and to be issued share capital of Acacia Pharma to be effected by means of a court sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. Under the terms of the proposed acquisition, Acacia Pharma shareholders would receive €0.68 in cash and 0.0049 shares of our common stock for each Acacia Pharma share, which values Acacia Pharma’s existing issued and to be issued share capital at approximately €94.7 million (or approximately $104.0 million based on the exchange rate of U.S. $1.0981: €1 on March 25, 2022).

The proposed acquisition is expected to provide us with two currently marketed, acute care, hospital products, both of which are new chemical entities with strong patent protection:
•BARHEMSYS, the first and only antiemetic approved by the FDA for rescue treatment of postoperative nausea and vomiting, and
•BYFAVO, indicated for the induction and maintenance of procedural sedation in adults undergoing procedures lasting 30 minutes or less.

The proposed acquisition is subject to closing conditions and certain further terms, including, among others (i) the approval of the Scheme by a majority in number of Acacia Pharma’s shareholders present and voting (and entitled to vote) at the meeting(s) of Acacia Pharma’s shareholders to be convened by order of the High Court of Justice of England and Wales, or the Court, pursuant to section 896 of the UK Companies Act 2006 (and any separate class meeting which may be required by the Court (or at any adjournment thereof)), either in person or by proxy, representing not less than 75 percent in value of the Acacia Pharma shares held by such shareholders (or the relevant class or classes thereof); (ii) the sanction of the Scheme by the Court; and (iii) the Scheme becoming effective no later than June 30, 2022, which date may be extended by mutual agreement of the parties. We expect the effective date of the Scheme will be in June 2022. There is no assurance that the proposed acquisition will be consummated on the agreed terms, timing or at all.

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
Product Sales. Through March 31, 2022, we have recognized revenues from product sales including Pemfexy, vasopressin, Ryanodex, Belrapzo, Bendeka and Treakisym. Sales of Bendeka and Treakisym were made to our commercial partners, Teva and SymBio, respectively. Sales to our commercial partners are typically made at little or no profit for resale. Pemfexy, vasopressin, Ryanodex and Belrapzo were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
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
License and Other Revenue. Our revenues may either be in the form of the recognition of deferred revenues upon milestone achievement for which cash has already been received or recognition of revenue upon milestone achievement for which the payment for which is reasonably assured to be received in the future.
The primary factors that determine our revenues derived from Bendeka are:
•the level of orders submitted by our commercial partner, Teva;
•the rate at which Teva can convert the current market to Bendeka;
•the level of institutional demand for Bendeka;
•unit sales prices charged by Teva, net of any sales reserves; and
•the level of orders submitted by wholesalers, hospitals and surgery centers.
The primary factors that determine our revenues derived from Treakisym are:
•the level of orders submitted by our commercial partner, SymBio;
•the level of institutional demand for Treakisym; and
•unit sales prices charged by SymBio, net of any sales reserves.
The primary factors that may determine our revenues derived from Pemfexy, vasopressin, Ryanodex, Belrapzo and our future products are:
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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended March 31, 2022 reflects certain non-deductible executive compensation, partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2021 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation and changes in state filing positions, partially offset by credits for research and development activity.

Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021
Revenues

	Three Months Ended March 31,		Increase
	2022	2021
	(in thousands)
Product sales, net	$90,088	$17,120	$72,968
Royalty revenue	25,786	24,129	1,657
Total revenue	$115,874	$41,249	$74,625

Our product sales increased $73.0 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily attributable to product launches of Pemfexy and vasopressin in the first quarter of 2022. We also had higher product sales for Bendeka, Treakisym and Belrapzo of $0.9 million, $0.4 million and $0.3 million, respectively, primarily due to volume increases, partially offset by lower sales of Ryanodex of $0.2 million.

Our royalty revenue increased $1.7 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily as a result of an increase in royalty revenue from Treakisym from SymBio.

Cost of revenue

	Three Months Ended March 31,		Increase
	2022	2021
	(in thousands)
Cost of product sales	$25,176	$8,442	$16,734
Cost of royalty revenue	2,579	2,413	166
Total cost of revenue	$27,755	$10,855	$16,900

Our cost of product sales increased $16.7 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily attributable to the product launches of Pemfexy and vasopressin in the first quarter of 2022, which combined for cost of sales of $15.7 million. Combined with increases of $1.0 million in Bendeka cost of revenue, an increase of $0.3 million in Treakisym cost of revenue, and an increase of $0.3 million in Belrapzo cost of revenue all resulting from higher product unit sales. These increases were partially offset by a decrease of $0.6 million in Ryanodex cost of revenue resulting from lower product unit sales.

Our cost of royalty revenue increased by $0.2 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily attributable to costs related to the royalty revenue for Treakisym.

Research and development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended March 31,		(Decrease) /Increase
	2022	2021
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$620	$3,658	$(3,038)
Vasopressin	—	2,860	(2,860)
Ryanodex related projects	358	2,211	(1,853)
CAL02 / Combioxin	969	—	969
Landilol / AOP	114	—	114
Pemfexy	3	538	(535)
All other projects	489	789	(300)
Salary and other personnel related costs	3,555	4,232	(677)
Research and development	$6,108	$14,288	$(8,180)

Our research and development expenses decreased $8.2 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was primarily due to the non-recurrence of development costs on vasopressin and lower spend on fulvestrant and Ryanodex related projects.

Selling, general and administrative

	Three Months Ended March 31,		Increase
	2022	2021
	(in thousands)
Selling, general and administrative	$22,182	$19,879	$2,303

Our selling, general and administrative expenses increased $2.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase is primarily related to external legal spend for the anticipated acquisition of Acacia and sales and marketing costs for the launch of PEMFEXY partially offset by a decrease in stock compensation expense of $2.0 million.

Other expense, net

	Three Months Ended March 31,		Increase / (Decrease)
	2022	2021
	(in thousands)
Interest income	$154	$35	$119
Interest expense	(366)	(422)	(56)
Other (expense) income	(1,957)	5,500	(7,457)
Total other expense, net	$(2,169)	$5,113	$(7,282)

Our interest income increased $0.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase is primarily due to higher interest rates on money market funds.

Our interest expense decreased $0.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease is primarily due to lower outstanding balance on our debt during the three months ended March 31, 2022.

Our other (expense) income was a net expense of $2.0 million for the three months ended March 31, 2022 as compared to a net income of $5.6 million for the three months ended March 31, 2021. The change was primarily due to $2.5 million loss compared to $5.6 million gain related to fair value adjustments on our equity investment in Tyme during the three months ended March 31, 2022 and March 31, 2021, respectively.

Income tax provision

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Provision for income taxes	$(13,602)	$(1,761)
Effective tax rate	24%	131%

The effective tax rate for the three months ended March 31, 2022, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation, partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2021 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation, partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash flows from operations and availability of borrowing under our revolving credit facility. Our primary uses of cash are to fund working capital requirements, including repayment of debt, product development costs and operating expenses. Cash and cash equivalents were $69.5 million and $105.2 million as of March 31, 2022 and March 31, 2021, respectively.

For the three months ended March 31, 2022, we generated net income of $44.1 million. As of March 31, 2022, our working capital surplus was $138.5 million. For the three months ended March 31, 2021, we realized a net loss of $0.4 million.
We believe that our cash and cash equivalents and future cash flows from operations will be sufficient to fund our currently anticipated working capital requirements for at least the next 12 months. We believe we will be able to meet our expected future cash and working capital requirements through a combination of cash flows from operations, cash and cash equivalents, availability of borrowings under our revolving credit facility and additional funding in the capital markets, if needed. We have based this estimate on assumptions that may prove to be wrong.
We may opportunistically seek access to additional capital to fund potential licenses, acquisitions or investments to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. As a result of the COVID-19 pandemic, as well as the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the global financial markets have experienced significant volatility. If this volatility persists and deepens, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments or acquisitions. An inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds for any such potential acquisition or investment activities, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under our credit facility.
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

Operating Activities:

Net cash used in operating activities for the three months ended March 31, 2022 was $16.6 million. Net income for the period was $44.1 million enhanced by the net of non-cash adjustments of approximately $5.1 million from deferred income taxes, depreciation expense, amortization expense of right-of-use assets, amortization expense of intangible assets, fair value adjustments on equity investment, stock-based compensation expense, amortization of debt issuance costs and other items. Net changes in working capital decreased cash from operating activities by approximately $65.8 million, due to changes in working capital accounts. The total amount of accounts receivable at March 31, 2022 was approximately $130.9 million, which included $105.1 million related to product sales and $25.8 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter.

Investing Activities:

Net cash used in investing activities for the three months ended March 31, 2022 was $0.2 million, as a result of $0.2 million for purchases of property and equipment.

Financing Activities:

Net cash used in financing activities for the three months ended March 31, 2022 was $11.4 million, as a result of $2 million of principal payments for debt required by our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, or the Credit Agreement, $8.1 million in payments related to the repurchases of our common stock, and $1.3 million of payments associated with employee withholding tax upon vesting of stock-based awards.

Trends and Uncertainties

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

During the three months ended March 31, 2022, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic, which impacts include a decrease in revenue from sales of Belrapzo resulting, in part, from a decrease in inventory stocking and utilization rates, as well as a decrease in research and development expenses partially resulting from preclinical program delays. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
•Day-to-Day Operations: During the second quarter of 2021, we developed and implemented plans to resume in-person work practices while adhering to relevant health authority guidance, for certain of our employees, including customer-facing employees, that had been primarily working remotely. We may incur additional expenses in 2022 related to the impact of the COVID-19 pandemic on our operations, including updates to our facilities to align with safety protocols.
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
•Liquidity and Capital Resources: We believe that our future cash and cash equivalents and availability of borrowings under our Credit Agreement flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months. We have based this estimate on assumptions that may prove to be wrong While the COVID-19 pandemic has not had, and we do not expect it to have, a material adverse effect on our liquidity, the situation continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to be able to obtain future funding under the terms of the Credit Agreement, for general corporate purposes and any strategic acquisitions.
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

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact on our results of operations during the three months ended March 31, 2022 and, it could have a material adverse impact on our financial condition and results of operations in the future.

In addition, the U.S. government and other nations have imposed significant restrictions on most companies' ability to do business in Russia as a result of the ongoing military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to further expand our business and to otherwise generate revenues and develop our product candidates. In addition, a significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the three months ended March 31, 2022, as compared to the obligations disclosed in our Annual Report.
Our future material contractual obligations included the following as of March 31, 2022 (in thousands):

Obligations	Total	2022	2023	2024	2025	Beyond
Operating leases (1)	$3,978	$1,072	$1,455	$1,038	$413	$—
Credit facility (2)	24,000	24,000	—	—	—	—
Purchase obligations (3)	71,566	71,566	—	—	—	—
Total obligations	$99,544	$96,638	$1,455	$1,038	$413	$—
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. We also lease lab space under a lease agreement that expires on April 1, 2024, and an office space located in Palm Beach Gardens, Florida, through October 31, 2024.
(2) Refer to Note 9 Debt for details of our Credit Agreement.

(3) As of March 31, 2022, we had purchase obligations in the amount of $71.6 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in “Note 2. Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2021 included in our Annual Report. Since the date of such financial statements, there have been no changes to our significant accounting policies and estimates other than those described in Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This accounting standard update will be effective for public business entities in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; therefore for us beginning in the first quarter of 2023. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our condensed consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 801): Fair Value Hedging – Portfolio Layer Method, which expands the current single-layer hedging model to allow multiple-layer hedges of a single closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments under the method. This accounting standards update will be effective for public business entities in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; therefore for us beginning in the first quarter of 2023. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our condensed consolidated financial statements.

There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these accounting pronouncements have had, or will have, a material impact on our condensed consolidated financial statements or disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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

Based on their evaluation at March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
The disclosures under Note 11. Legal Proceedings in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report are incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of our risk factors, please see “Part I, Item 1A. Risk Factors” of our Annual Report in addition to our updated risk factors set forth below.

Consummation of our planned acquisition of Acacia Pharma is subject to approval by Acacia Pharma’s shareholders, the sanction of the Court and satisfaction of other closing conditions, which, if delayed or not granted or granted with unacceptable conditions, may prevent, delay or impair the consummation of the transaction, result in additional expenditures of money and resources, subject us to business uncertainties that could adversely affect our business and operations, and/or reduce the anticipated benefits of the proposed acquisition.

On March 28, 2022, we and Acacia Pharma issued an announcement disclosing the agreed terms of a proposed cash and share offer by us for the entire issued and to be issued share capital of Acacia Pharma, to be effected by means of a court sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. Completion of the planned acquisition is subject to certain closing conditions, including, among others, (i) the approval of the scheme of arrangement by a majority in number of Acacia Pharma’s shareholders present and voting (and entitled to vote) at the meeting(s) of Acacia Pharma’s shareholders to be convened by order of the Court pursuant to section 896 of the UK Companies Act 2006 (and any separate class meeting which may be required by the Court (or at any adjournment thereof)), either in person or by proxy, representing not less than 75 percent in value of the Acacia Pharma shares held by such shareholders (or the relevant class or classes thereof), (ii) the sanction of the scheme of arrangement by the Court, and (iii) the scheme of arrangement becoming effective no later than June 30, 2022, which date may be extended by mutual agreement of the parties. Moreover, as a condition to its approval of the scheme of arrangement, the Court may impose modifications, additions or conditions. Any such modifications, additions or conditions imposed by the Court and agreed by us and Acacia Pharma could jeopardize or delay the effective time of the scheme of arrangement or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required closing conditions will be satisfied on the anticipated timing or at all or that the proposed acquisition will be successfully consummated on the anticipated terms and timing, or at all. The occurrence of any of the foregoing could result in a failure to close the proposed acquisition, reduce the anticipated benefits of the proposed acquisition and have a material adverse effect on our business, financial condition and results of operations.

In addition, while the transaction is pending, we may be subject to business uncertainties that could adversely affect our business and operations. Further, if the transaction is not completed for any reason, the price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed and the perception of the effectiveness of our management and our company may suffer in the marketplace. In addition, some costs related to the transaction must be paid whether or not it is completed.

Even if we successfully consummate our planned acquisition of Acacia Pharma, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of the planned acquisition will depend, to a large extent, on our ability to integrate Acacia Pharma and the two new products we are expected to acquire in the transaction, BARHEMSYS and BYFAVO, into our business and realize anticipated growth opportunities and synergies. We will need to devote significant management attention and resources to integrating these products into our business. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the transaction could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of the transaction is expected to entail numerous material potential difficulties, including, among others:

•the diversion of management attention to integration matters;
•difficulties in achieving anticipated business opportunities and growth prospects from the acquisition;
•difficulties in assimilating employees; and

•potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the transaction.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial condition and results of operations.

In addition, following the completion of the proposed acquisition, we will possess not only the rights to BARHEMSYS or BYFAVO, but also certain corresponding liabilities and obligations, including the contractual liabilities and regulatory obligations that will be assumed by us upon closing of the transaction, including certain post-marketing commitments. Failure to satisfy any such requirements could delay our realization of, or prevent us from ever realizing, the anticipated benefits from the transaction. Further, it is possible that undisclosed, contingent, or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.

All of these factors could decrease or delay the expected accretive effect of the transaction and negatively impact our stock price. As a result, it cannot be assured that the pending transaction with Acacia Pharma will result in the full realization of the benefits anticipated from the transaction within the anticipated time frames or at all.

In addition, consideration for the proposed acquisition is comprised of approximately €71.6 million in cash and €23.1 million in our common stock (or approximately $78.6 million in cash and $25.4 million in our common stock based on the exchange rate of U.S. $1.0981: €1 on March 25, 2022), and we have agreed to guarantee approximately €25 million of debt within the Acacia Pharma group. The issuance of our common stock to complete this transaction will be dilutive to our existing stockholders and by investing in this transaction, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.

We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the pending acquisition of Acacia Pharma. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.

In addition, potential future strategic transactions may entail numerous operational, financial and legal risks, including:

•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
•exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;
•higher than expected acquisition and integration costs;
•difficulty in integrating operations and personnel of any acquired business;
•increased amortization expenses or, in the event that we write-down the value of acquired assets, impairment losses;
•impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•inability to retain personnel, customers, distributors, vendors and other business partners integral to an in-licensed or acquired product, product candidate or technology;
•potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges;
•entry into indications or markets in which we have no or limited direct prior development or commercial experience and where competitors in such markets have stronger market positions; and

•other challenges associated with managing an increasingly diversified business.

If we are unable to successfully manage any strategic transaction in which we may engage, our ability to develop and commercialize new products and continue to expand and diversify our product pipeline may be limited.

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

We expect that significant additional capital will be needed in the future to continue our planned operations and/or in connection with potential business development transactions we may determine to pursue. For example, in March 2022, we announced a proposed acquisition of the entire issued and to be issued share capital of Acacia Pharma, pursuant to which
Acacia Pharma shareholders would receive €0.68 in cash and 0.0049 shares of our common stock for each Acacia Pharma share
(or approximately 515,670 shares of our common stock in the aggregate). The issuance of our common stock to complete the proposed acquisition will be dilutive to our existing stockholders. To the extent we raise additional capital or pursue potential business development transactions by issuing equity securities, our stockholders may experience substantial dilution. We currently have on file with the SEC a shelf registration statement, which allows us to offer and sell certain registered securities, such as common stock, preferred stock, debt securities and warrants, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We may sell common stock, convertible securities or other equity or debt securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity or debt securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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
By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or collectively, the ACA, was passed, which significantly changed health care financing by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Trump administration signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the

“individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, the current U.S. President issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current Presidential administration will impact the ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

In March 2020, our board of directors approved our current share repurchase program (the "Share Repurchase Program"), providing for the repurchase of up to an aggregate of $160 million of our outstanding common stock.

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

We made the following purchases of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
January 1, 2022 to January 31, 2022	167,209	$48.16	167,209	95,735
February 1, 2022 to February 28, 2022	—	N/A	—	95,735
March 1, 2022 to March 31, 2022	—	N/A	—	95,735
Total	167,209		167,209

(1) All shares repurchased by us during the three months ended March 31, 2022 were repurchased pursuant to the Share Repurchase Program, described above.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.1		Announcement, dated March 28, 2022 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 333-36306, filed on March 28, 2022).
2.2
Co-operation Agreement, dated March 27, 2022, by and between Eagle Pharmaceuticals, Inc. and Acacia Pharma Group plc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 333-36306, filed on March 28, 2022).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A, SEC File No. 333-192984, filed January 28, 2014)
10.1		Form of Shareholder Undertaking (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 333-36306, filed on March 28, 2022).
10.2		Form of Director Undertaking (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 333-36306, filed on March 28, 2022).
10.3
Lock-up Agreement, dated March 27, 2022, by and between Eagle Pharmaceuticals, Inc. and Cosmo Pharmaceuticals N.V.(incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 333-36306, filed on March 28, 2022).

10.4		Form of Shareholder Lock-up Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, SEC File No. 333-36306, filed on March 28, 2022).
31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

EAGLE PHARMACEUTICALS, INC.

DATED: May 9, 2022	By:	/s/ Scott Tarriff
Scott Tarriff
(On behalf of the Registrant and as President and Chief Executive Officer as Principal Executive Officer)

DATED: May 9, 2022	By:	/s/ Brian J. Cahill
Brian J. Cahill
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)