Form 10-Q
period 2022-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2022-08-09
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of August 2, 2022: 13,284,559 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” ” “prospects,” “outlook,” “goal,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•statements related to our expectations with respect to the potential benefits to us from our acquisition of Acacia Pharma Group plc and our investment in Enalare Therapeutics Inc;
•the potential benefits and commercial potential of our approved products, including rapidly infused bendamustine RTD, or Bendeka, Ryanodex® (dantrolene sodium), or Ryanodex, bendamustine ready-to-dilute, or RTD, 500ml solution, or Belrapzo, BARHEMSYS® and BYFAVO® TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride, PEMFEXY™, and vasopressin, for approved indications and any expanded uses;
•statements related to our expectations with respect to our investment in Enalare Therapeutics, Inc., or Enalare, including with respect to the anticipated financial impact on us of the agreement with Enalare, potential benefits to us, the achievement of related milestones and timing thereof, our potential further investment in Enalare pursuant to the terms of the agreement, the commercial potential of Enalare's product candidates and Enalare's development program, including with respect to current and future clinical trials and timing thereof;
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
•the impact of geopolitical events, such as the ongoing conflict between Russia and Ukraine and related sanctions, and macroeconomic conditions, such as rising inflation and uncertainty in credit and financial markets, on our business and operations, results operations and financial performance;
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

NOTE REGARDING COMPANY REFERENCES

References to the “Company,” “Eagle Pharmaceuticals,” “Eagle,” “we,” “us” or “our” mean Eagle Pharmaceuticals, Inc., a Delaware corporation, together with its subsidiaries, references to “Eagle Biologics” mean Eagle Biologics, Inc., “Eagle Research Lab” means Eagle Research Lab Limited, and "Acacia Pharma" means Acacia Pharma Group plc.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$36,562	$97,659
Accounts receivable, net	85,920	41,149
Inventories	57,712	21,908
Prepaid expenses and other current assets	14,262	11,890
Total current assets	194,456	172,606
Property and equipment, net	1,459	1,636
Intangible assets, net	112,474	10,671
Goodwill	43,057	39,743
Deferred tax asset, net	23,244	18,798
Other assets	7,066	10,278
Total assets	$381,756	$253,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,971	$16,431
Accrued expenses and other liabilities	67,150	32,338
Current debt	21,843	25,607
Total current liabilities	108,964	74,376
Long-term debt	28,018	—
Deferred tax liability	4,536	—
Other long-term liabilities	2,256	2,903
Total liabilities	143,774	77,279
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,549,023 and 16,903,034 shares issued as of June 30, 2022 and December 31, 2021, respectively	18	17
Additional paid in capital	358,377	325,779
Accumulated other comprehensive income (loss)	2,281	(94)
Retained earnings	110,470	75,862
Treasury stock, at cost, 4,278,831 and 4,111,622 shares as of June 30, 2022 and December 31, 2021, respectively	(233,164)	(225,111)
Total stockholders' equity	237,982	176,453
Total liabilities and stockholders' equity	$381,756	$253,732
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales, net	$49,201	$19,621	$139,289	$36,741
Royalty revenue	24,935	28,503	50,721	52,632
Total revenue	74,136	48,124	190,010	89,373
Operating expenses:
Cost of product sales	21,171	7,907	46,347	16,349
Cost of royalty revenue	2,493	2,850	5,072	5,263
Research and development	11,437	9,911	17,545	24,199
Selling, general and administrative	36,832	16,636	59,014	36,515
Total operating expenses	71,933	37,304	127,978	82,326
Income from operations	2,203	10,820	62,032	7,047
Interest income	244	163	398	198
Interest expense	(552)	(422)	(918)	(844)
Other (expense) income	(7,763)	(5,013)	(9,720)	487
Total other (expense) income, net	(8,071)	(5,272)	(10,240)	(159)
(Loss) income before income tax provision	(5,868)	5,548	51,792	6,888
Income tax provision	(3,582)	(1,936)	(17,184)	(3,697)
Net (loss) income	$(9,450)	$3,612	$34,608	$3,191
(Loss) earnings per share attributable to common stockholders:
Basic	$(0.74)	$0.28	$2.71	$0.24
Diluted	$(0.74)	$0.27	$2.67	$0.24
Weighted average number of common shares outstanding:
Basic	12,836,116	13,108,998	12,773,727	13,116,370
Diluted	12,836,116	13,262,164	12,951,788	13,293,920
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net (loss) income	$(9,450)	$3,612	$34,608	$3,191
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) for convertible promissory note	92	(904)	604	(904)
Foreign currency translation	1,771	—	1,771	—
Total other comprehensive income (loss)	1,863	(904)	2,375	(904)
Comprehensive (loss) income	$(7,587)	$2,708	$36,983	$2,287

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of March 31, 2022	16,976	$17	$328,769	$(233,164)	$418	$119,920	$215,960
Stock-based compensation expense	—	—	4,500	—	—	—	4,500
Issuance of common stock upon exercise of stock option grants	56	—	1,500	—	—	—	1,500
Issuance of common stock related to business acquisition	516	1	23,644	—	—	—	23,645
Issuance of common stock related to vesting of restricted stock units	1	—	(36)	—	—	—	(36)
Other comprehensive income	—	—	—	—	1,863	—	1,863
Net loss	—	—	—	—	—	(9,450)	(9,450)
Balance as of June 30, 2022	17,549	$18	$358,377	$(233,164)	$2,281	$110,470	$237,982

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of March 31, 2021	16,858	$17	$312,323	$(205,330)	$—	$84,068	$191,078
Stock-based compensation expense	—	—	4,281	—	—	—	4,281
Issuance of common stock upon exercise of stock option grants	22	—	(355)	—	—	—	(355)
Common stock repurchases	—	—	—	(2,865)	—	—	(2,865)
Other comprehensive (loss)	—	—	—	—	(904)	—	(904)
Net income	—	—	—	—	—	3,612	3,612
Balance as of June 30, 2021	16,880	$17	$316,249	$(208,195)	$(904)	$87,680	$194,847

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2021	16,903	$17	$325,779	$(225,111)	$(94)	$75,862	$176,453
Stock-based compensation expense	—	—	8,795	—	—	—	8,795
Issuance of common stock upon exercise of stock option grants	56	—	1,500	—	—	—	1,500
Issuance of common stock related to business acquisition	516	1	23,644	—	—	—	23,645
Issuance of common stock related to vesting of restricted stock units	74	—	(1,341)	—	—	—	(1,341)
Common stock repurchases	—	—	—	(8,053)	—	—	(8,053)
Other comprehensive income	—	—	—	—	2,375	—	2,375
Net income	—	—	—	—	—	34,608	34,608
Balance as of June 30, 2022	17,549	$18	$358,377	$(233,164)	$2,281	$110,470	$237,982

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2020	16,739	$17	$305,403	$(203,898)	$—	$84,489	$186,011
Stock-based compensation expense	—	—	10,789	—	—	—	10,789
Issuance of common stock upon exercise of stock option grants	78	—	1,608	—	—	—	1,608
Issuance of common stock related to vesting of restricted stock units	63	—	(1,551)	—	—	—	(1,551)
Common stock repurchases	—	—	—	(4,297)	—	—	(4,297)
Other comprehensive (loss)	—	—	—	—	(904)	—	(904)
Net income	—	—	—	—	—	3,191	3,191
Balance as of June 30, 2021	16,880	$17	$316,249	$(208,195)	$(904)	$87,680	$194,847

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$34,608	$3,191
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(4,445)	1,119
Depreciation expense	345	378
Noncash operating lease expense related to right-of-use assets	593	508
Amortization expense of intangible assets	2,197	1,412
Fair value adjustments on equity investment	3,230	(400)
Stock-based compensation expense	8,795	10,789
Convertible promissory note related credit losses	62	100
Amortization of debt issuance costs	236	236
Fair value adjustments related to derivative instruments	620	(188)
Accretion of discount on convertible promissory note	(91)	(56)
Loss on foreign currency exchange rates	1,281	—
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(44,312)	(1,981)
Inventories	(8,862)	(219)
Prepaid expenses and other current assets	(6)	(1,802)
Accounts payable	2,931	4,868
Accrued expenses and other liabilities	29,006	1,710
Other assets and other long-term liabilities, net	193	(594)
Net cash provided by operating activities	26,381	19,071
Cash flows from investing activities:
Purchase of Acacia, net of cash acquired	(75,416)	—
Purchase of property and equipment	(168)	(269)
Purchase of convertible promissory note	—	(5,000)
Net cash used in investing activities	(75,584)	(5,269)
Cash flows from financing activities:
Proceeds from common stock option exercises	1,500	1,608
Employee withholding taxes related to stock-based awards	(1,341)	(1,551)
Payment of debt	(4,000)	(4,000)
Repurchases of common stock	(8,053)	(4,297)
Net cash used in financing activities	(11,894)	(8,240)
Net (decrease) increase in cash and cash equivalents	(61,097)	5,562
Cash and cash equivalents at beginning of period	97,659	103,155
Cash and cash equivalents at end of period	$36,562	$108,717
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$10,570	$4,300
Interest	525	625
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation and Other Company Information
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 8, 2022.
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
On June 9, 2022, we acquired all of the outstanding share capital of Acacia Pharma Group plc (“Acacia”), which added two FDA approved new chemical entities with patent protection, BARHEMSYS® (amisulpride for injection) and BYFAVO® (remimazolam for injection). Refer to Note 14 for further details.

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
Business combinations and asset acquisitions - The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs, process, and output, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in Financial Accounting Standards Board (“FASB”)

Accounting Standards Update ("ASU") 2017-01, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including any contingent assets and liabilities, and any non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with Accounting Standards Codification (“ASC”) 805 - Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, would be recognized as a gain or loss and recorded condensed consolidated statement of operations.

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50 Business Combinations – Related Issues, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s financial statements. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on our business, such as remote working policies, facilitating management’s periodic communication to address employee and business concerns and providing frequent updates to our Board of Directors (“Board”). We anticipate that the COVID-19 pandemic may also have an impact on the clinical development timelines for certain of our clinical programs. We also anticipate that the COVID-19 pandemic may have an impact on our supply chain. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. In addition, the COVID-19 pandemic has delayed the timing of certain litigation and we anticipate that such delays will continue for the duration of the pandemic. The extent to which the COVID-19 pandemic will continue to impact our business, clinical development and regulatory efforts, supply chain and sales efforts, corporate development objectives and the value of, and market for, our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic have impacted our operations and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may opportunistically seek access to additional capital to fund potential licenses, acquisitions or investments to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. As a result of the COVID-19 pandemic, as well as the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and countermeasures related thereto in addition to macroeconomic conditions including rising inflation, the global credit and financial markets have experienced significant volatility and disruption.  If these market conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments or acquisitions.  An inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects.  In addition, if we use a substantial amount of our funds for any such potential acquisition or investment activities, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.  Furthermore, any equity financing would be dilutive to our shareholders, and any financing could require the consent of the lenders under our credit facility.

We are subject to other challenges and risks specific to our business and our ability to execute on our business plan and strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with research and development operations, including, without limitation, risks and uncertainties associated with: delays or problems in obtaining clinical supply; obtaining regulatory approval of product candidates; loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing intellectual property rights; and the challenges of complying with applicable regulatory requirements. In addition, as the ongoing COVID-19 pandemic, geopolitical and macroeconomic conditions affect our business and results of operations, they may also have the effect of heightening many of the other risks and uncertainties discussed above.
Use of Estimates
These condensed consolidated financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements including disclosure of gross to net estimates as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes. Our critical accounting policies are those that are both most important to our financial condition and results of operations and also require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We anticipate that the COVID-19 pandemic will continue to disrupt our supply chain and marketing and sales efforts for certain of our products, although it is not currently expected that any disruption would be significant. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the condensed consolidated financial statements, actual results may materially vary from these estimates, and any such differences may be material to our condensed consolidated financial statements.
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
Financial assets and liabilities measured and recognized at fair value are as follows:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$30,783	$30,783	$—	$—
Convertible promissory note	4,653	—	—	4,653
Embedded derivative asset in convertible promissory note	1,027	—	—	1,027
Investment in Tyme	2,800	2,800	—	—
Liability:
Foreign currency exchange contracts	685	—	685	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$57,357	$57,357	$—	$—
Convertible promissory note	4,021	—	—	4,021
Embedded derivative asset in convertible promissory note	962	—	—	962
Investment in Tyme	6,030	6,030	—	—

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2022.

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

In the first quarter of 2022, we entered into a forward contract to purchase euros at a forward rate. The contract settled in the second quarter of 2022 and was used to economically hedge the cost of the acquisition of Acacia. For the three and six months ended June 30, 2022, the fair value adjustment on the forward contract was a loss of $5.5 million and a loss of $4.9 million, respectively, and the adjustments were recorded in Other (expense) income on our condensed consolidated statement of operations.

In second quarter of 2022, Eagle entered into an additional forward contract to purchase euros at a forward rate. The contract is expected to be settled in the third quarter of 2022 and was used to economically hedge the assumed Acacia euro dominated debt. As of June 30, 2022, the forward contract was remeasured to reflect changes in the fair value determined using forward rates, which are observable market inputs, multiplied by the notional amount. The contract has not been designated as an accounting hedge, and therefore the net change in the fair value is reported in the condensed consolidated statement of operations. For the three and six months ended June 30, 2022, the fair value adjustment on the forward contract was a loss of $0.7 million and a loss of $0.7 million, respectively, and the adjustments were recorded in Other (expense) income on our condensed consolidated statement of operations. The fair value of the forward contract is recorded in accrued expense and other liabilities as of June 30, 2022 on our condensed consolidated balance sheet.

Our investment in restricted shares of common stock of Tyme Technologies, Inc. ("Tyme") are classified as Level 1. Refer to Note 12, License and Collaboration Agreements for further details.

The fair value of the previously existing legacy term loan is classified as Level 2 for the periods presented and approximates its book value due to the variable interest rate. The fair value of the euro denominated loan acquired as part of the acquisition of Acacia is classified as Level 2 and was recorded on the balance sheet at fair value upon acquisition. As of June 30, 2022, the fair value of the euro denominated loan approximated book value.

Refer to Note 14. Business Acquisition for details regarding fair value measurements in connection with the acquisition of Acacia.
Intangible Assets
We review the recoverability of our finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, we measure the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. We determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed as of June 30, 2022.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in the Eagle Biologics and Acacia acquisitions. Goodwill is not amortized, but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the reporting unit’s goodwill is less than its carrying amount. We did not identify any impairment to goodwill during the periods presented.
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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues
Teva - See Revenue Recognition	36%	64%	29%	65%
Customer A	19%	10%	19%	9%
Customer B	7%	8%	12%	8%
Customer C	12%	4%	13%	4%
Customer D	7%	9%	9%	10%
Other	19%	5%	18%	4%
	100%	100%	100%	100%

	June 30,	December 31,
	2022	2021
Accounts receivable
Teva - See Revenue Recognition	32%	63%
Customer A	21%	13%
Customer B	18%	13%
Customer C	6%	2%
Customer D	4%	2%
Other	19%	7%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $1.8 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $3.4 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.
Income Taxes
We account for income taxes using the liability method in accordance with ASC 740 - Income Taxes (“ASC 740”). Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes. A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606"), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.
Product revenue - The Company recognizes net revenue on sales to its commercial partners and to end users. In each instance, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on purchases of product launch quantities.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price generally utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for vasopressin, Pemfexy, Belrapzo, Ryanodex, Barhemsys, and Byfavo are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our allowance for chargebacks and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the

Company does not accept returns. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made generally using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.
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

Commercial and Medicaid Rebates: The Company contracts with government agencies or collectively, third-party payors, so that vasopressin, Pemfexy, Belrapzo, Ryanodex, Barhemsys, and Byfavo will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company’s contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payer mix, and (iv) information obtained from the Company’s distributors.

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

Product Returns: The Company's provision for product returns based on the factors noted above generally encompass a time range from 12 to 48 months after revenue is recognized. The Company’s distributors have the right to return unopened unprescribed vasopressin, Pemfexy, Belrapzo, Barhemsys, and Byfavo during certain time periods around the period beginning prior to the labeled expiration date and ending after the labeled expiration date. The Company estimates future product returns on sales of vasopressin, Pemfexy, Belrapzo, Barhemsys, and Byfavo based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iii) historical industry information regarding return rates for similar pharmaceutical products, (iv) the estimated remaining shelf life of vasopressin, Pemfexy, Belrapzo, Barhemsys, and Byfavo previously shipped and currently being shipped to distributors and (v) contractual agreements intended to limit the amount of inventory maintained by the Company’s distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Wholesaler fees and other incentives: The Company generally provides invoice discounts on vasopressin, Pemfexy, Belrapzo, Ryanodex, Barhemsys, and Byfavo sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors generally include a 2% discount for prompt payment which is generally defined in invoice terms as a range from 15 to 45 days, while the fees for distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, the Company expects its distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized. In certain cases, the Company may record the fees as accrued expenses if the Company expects that the fees will be paid rather than deducted by the distributor.

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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2022.
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
The anti-dilutive common share equivalents outstanding for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	2,499,165	2,844,961	2,092,420	1,622,046
Restricted stock units	77,149	223,103	77,149	1,413,687
Total	2,576,314	3,068,064	2,169,569	3,035,733

The following table sets forth the computation for basic and diluted net (loss) earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(9,450)	$3,612	$34,608	$3,191
Denominator
Basic weighted average common shares outstanding	12,836,116	13,108,998	12,773,727	13,116,370
Dilutive effect of stock awards	—	153,166	178,061	177,550
Diluted weighted average common shares outstanding	12,836,116	13,262,164	12,951,788	13,293,920
Basic net (loss) earnings per share
Basic net (loss) earnings per share	$(0.74)	$0.28	$2.71	$0.24
Diluted net (loss) earnings per share
Diluted net (loss) earnings per share	$(0.74)	$0.27	$2.67	$0.24

All potentially dilutive items were excluded from the diluted share calculation for the three months ended June 30, 2022 because their effect would have been anti-dilutive, as the Company was in a loss position.

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

3. Property and Equipment, net
Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021	Estimated Useful Life (years)
Furniture and fixtures	$1,525	$1,525	7
Office equipment	1,077	1,077	3
Equipment	4,003	3,834	7
Leasehold improvements	1,155	1,155	2
	7,760	7,591
Less accumulated depreciation	(6,301)	(5,955)
Property and equipment, net	$1,459	$1,636

Depreciation expense related to property and equipment amounted to $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

4. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2022	2021
Raw materials (1)	$6,657	$7,317
Work in process (2)	16,855	9,666
Finished products (3)	34,200	4,925
Total inventories	$57,712	$21,908

(1) $1.7 million of Raw materials represents inventory acquired with Acacia as detailed in Note 14.
(2) $2.9 million of Work in process represents inventory acquired with Acacia as detailed in Note 14.
(3) $21.5 million of Finished products represents inventory acquired with Acacia as detailed in Note 14.

5. Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid income taxes	$112	$1,173
Prepaid FDA user fee and advances to clinical research organization	369	1,108
Prepaid insurance	1,568	196
Advances to commercial manufacturers	2,043	2,354
Prepaid R&D	106	—
Convertible promissory note, net	6,210	5,312
Other receivable related to cost sharing arrangement with commercial partner	951	347
All other	2,903	1,400
Total prepaid expenses and other current assets	$14,262	$11,890

Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Accrued product sales reserves	$21,475	$4,390
Income taxes payable	10,270	—
Royalties payable to commercial partners	10,815	5,085
Accrued salary and other compensation	2,775	8,466
Accrued professional fees	6,408	2,013
Accrued research & development	4,846	4,100
Current portion of lease liability	1,476	1,309
Inventory received but not invoiced	7,341	6,177
Accrued other	1,744	798
Total accrued expenses	$67,150	$32,338

Leases
We lease office space in Woodcliff Lake, New Jersey for our principal office under an amended lease agreement through June 2025. We also lease a lab space in Cambridge, Massachusetts under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space located in Palm Beach Gardens, Florida. All of our leases are classified as operating leases and have remaining lease terms of approximately 2.5 years. The principal office and the lab space leases include renewal options to extend the lease for up to 5 years. Furthermore, we have not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.
The table below summarizes our total lease costs included in the condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	June 30, 2022	December 31, 2021
Operating lease cost	$760	$1,407
Total lease cost	$760	$1,407

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$760	$1,407
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$270
Weighted-average remaining lease term - operating leases	2.5 years	3.1 years
Weighted-average discount rate - operating leases	6.0%	6.0%

Balance Sheet Classification as of June 30, 2022:
Current lease liabilities (included with Accrued expenses and other liabilities)	$1,476
Long-term lease liabilities (included with Other long-term liabilities)	2,256
Total lease liabilities	$3,732

6. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		June 30, 2022
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Barhemsys intangible (1)	9	$68,000	$(468)	$67,532
Byfavo intangible (1)	9	36,000	(230)	35,770
Ryanodex intangible (2)	9	15,000	(6,241)	8,759
Vasopressin milestone (3)	1	750	(337)	413
Total		$119,750	$(7,276)	$112,474

		December 31, 2021
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (1)	9	$15,000	$(5,079)	$9,921
Developed technology	5	8,100	(8,100)	—
Vasopressin milestone (3)	1	750	—	750
Total		$23,850	$(13,179)	$10,671
(1) Represents intangible assets acquired in the Acacia acquisition as detailed in Note 14.
(2) Represents a one-time payment made to reduce the royalties payable to a third party on Ryanodex net sales.
(3) Represents milestone paid to a third party upon FDA approval of vasopressin.
Amortization expense was $1.5 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively and $2.2 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of June 30, 2022, and assuming that the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2022 (remainder)	7,379
2023	14,405
2024	14,127
2025	13,886
2026	11,584
Thereafter	51,093
Total estimated amortization expense	$112,474

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

As of June 30, 2022, we had repurchased an aggregate of 4,278,831 shares of common stock for an aggregate of $236.1 million pursuant to our share repurchase programs in effect since August 2016.

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

A summary of stock option, RSU and PSU activity under the 2014 Plan during the six months ended June 30, 2022 and 2021 is presented below:

	Stock Options	RSUs	PSUs
Outstanding as of December 31, 2020	3,331,890	328,396	97,750
Granted	106,000	106,600	159,000
Stock options exercised/RSUs vested/PSUs vested	(94,328)	(94,273)	—
Forfeited or expired	(283,998)	(29,796)	(97,750)
Outstanding as of June 30, 2021	3,059,564	310,927	159,000

Outstanding as of December 31, 2021	2,814,878	263,306	137,300
Granted	91,700	148,000	228,200
Stock options exercised/RSUs vested/PSUs vested	(62,321)	(101,898)	—
Forfeited or expired	(40,044)	(7,082)	—
Outstanding as of June 30, 2022	2,804,213	302,326	365,500

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.00% - 3.31%	1.01% - 1.12%	1.47% - 3.31%	0.51% - 1.12%
Volatility	48.42%	55.66%	46.88%	56.10%
Expected term (in years)	6.08 years	5.96 years	5.65 years	5.67 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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
We recognized stock-based compensation in our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$1,671	$2,547	$3,534	$5,878
RSUs	1,289	1,217	2,924	3,005
PSUs	1,540	517	2,337	1,906
Stock-based compensation expense	$4,500	$4,281	$8,795	$10,789

Selling, general and administrative	$3,899	$3,640	$7,551	$9,253
Research and development	601	641	1,244	1,536
Stock-based compensation expense	$4,500	$4,281	$8,795	$10,789

8. Commitments
Our future material contractual obligations as of June 30, 2022, included the following:

Obligations	Total	2022	2023	2024	2025	Beyond
Operating leases (1)	$4,033	$827	$1,671	$1,122	$413	$—
Credit facility and Term Loans (2)	48,118	22,000	4,571	13,059	8,488	—
Purchase obligations (3)	74,097	74,097	—	—	—	—
Total obligations	$126,248	$96,924	$6,242	$14,181	$8,901	$—

(1) We lease our corporate office location. The term of our existing lease expires on June 30, 2025. We also lease our lab space under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space in Palm Beach Gardens, Florida, through October 31, 2024. Rental expense for the operating leases was $0.4 million and $0.3 million, for the three months ended June 30, 2022 and 2021, respectively. Rental expense for the operating leases was $0.8 million and $0.7 million for the six months ended June 30, 2022 and 2021.The remaining future lease payments under the operating leases are $4.0 million as of June 30, 2022.
(2) Refer to Note 9, “Debt” for further information regarding our Credit Agreement and Term Loans.
(3) As of June 30, 2022, we had purchase obligations in the amount of $74.1 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligations under the supply agreements are primarily for finished product, inventory, and research and development.

9. Debt
As of June 9, 2022, we assumed the borrowings of €25 million as part of the acquisition detailed in Note 14 Business Acquisition. These borrowings are in two tranches; Tranche A for a €15 million term loan with periodic payments through July 31, 2025; and Tranche B for a €10 million term loan with periodic payments through September 30, 2025. Each tranche bears an annual interest rate of 9%.

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

We classified debt related to the pre-existing term loan of $21.8 million as current on the condensed consolidated balance sheet as of June 30, 2022. Per the terms of the Credit Agreement, we are limited in our ability to pay dividends. As of June 30, 2022, we were in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.
The term loan facility bears interest at the Adjusted LIBOR (equal to (a) the LIBOR for such Interest Period multiplied by (b) the Statutory Reserve Rate as established by Board of Governors of the Federal Reserve System of the United States of America) for the interest period in effect for such borrowing plus the applicable rate as described below. We and the Agent may amend the Credit Agreement to replace the LIBOR with a Benchmark Replacement, described below.

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

As of June 30, 2022, we had $0.2 million of unamortized deferred debt issuance costs as part of current debt in our condensed consolidated balance sheets.

Debt Maturities	As of June 30, 2022
2022 (remainder)	$22,000
2023	4,571
2024	13,059
2025	8,488
Total	$48,118

10. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax provision	$(3,582)	$(1,936)	$(17,184)	$(3,697)
Effective tax rate	(61)%	35%	33%	54%

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

The effective tax rate for the three and six months ended June 30, 2022, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation and the impact of certain non-deductible cost from the acquisition of Acacia, partially offset by credits for research and development activity. The effective tax rate for the three and six months ended June 30, 2021, reflects the impact of certain non-deductible executive compensation and expired stock compensation and the impact of certain non-deductible cost from the acquisition of Acacia, partially offset by credits for research and development activity and excess tax deduction we can realize for our stock based awards. We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results, including the fair value adjustment on our investment in Tyme may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.
Deferred income tax assets as of June 30, 2022 consisted of temporary differences primarily related to the net operating losses of Acacia, stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets and research and development expenses.
We file income tax returns in the U.S. federal jurisdiction and several states. We are currently under audit by the Internal Revenue Service and three State tax jurisdictions. We had no amount recorded for any unrecognized tax benefits as of June 30, 2022. We regularly evaluate our tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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

Patentees filed suit against Dr. Reddy’s Laboratories on May 13, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. Dr. Reddy’s answer was filed August 16, 2021. On December 27, 2021, Dr. Reddy’s moved for judgment on the pleadings, seeking a dismissal of all patents except the ‘887 patent. On January 27, 2022, the Court entered an agreed stipulation by the parties dismissing all patents except the ‘887. On February 8, 2022, consistent with that stipulation, Patentees filed an Amended Complaint removing the dismissed patents and adding U.S. Patent No 11,103,483. Dr. Reddy’s filed its Answer and Counterclaims to that Amended Complaint on February 22, 2022. Patentees’ filed their Counterclaim Answer on March 15, 2022. Fact discovery is ongoing. A claim construction hearing is set for September 15, 2022, and the case is set for trial on May 1, 2023.

Patentees filed suit against Accord Healthcare on June 29, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384,

10,010,533, and 10,052,385. On January 13, 2022, Accord filed a Motion to Dismiss for failure to state a claim. On January 26, 2022, Patentees filed a First Amended Complaint, removing all patents except the ‘887 patent and additionally asserting U.S. Patent No. 11,103,483. Accord filed its Answer and Counterclaims to that Amended Complaint on February 10, 2022. On February 28, 2022, Patentees filed their Answer to Accord’s Counterclaims. On March 29, 2022, the Court entered a schedule and consolidated this case with the above Dr. Reddy’s case. Fact discovery is ongoing. A claim construction hearing is set for September 15, 2022, and the case is set for trial on May 1, 2023.

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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company, Apotex, Inc. and Apotex Corp.,
Celerity Pharmaceuticals, LLC - (Belrapzo®)

Slayback, Apotex, and Celerity Pharmaceuticals, LLC (“Celerity”) filed NDAs referencing Eagle’s Belrapzo NDA. The Company filed suits against Slayback, Apotex, and Celerity in the United States District Court for the District of Delaware on August 31, 2021 (Slayback and Apotex) and on January 11, 2022 (Celerity) alleging infringement of U.S. Patent No. 11,103,483. On September 22, 2021, both Slayback and Apotex filed their Answers. The suit against Slayback and Apotex is set for trial on September 29, 2022, and expert discovery is ongoing. On February 2, 2022, Celerity moved to dismiss the pending complaint. In response, the Company filed an Amended Complaint on March 1, 2022. Celerity filed its Answer to the Company’s Amended Complaint on March 22, 2022. On April 19, 2022, Celerity moved for judgment on the pleadings. Briefing on that motion is closed and a decision is pending. On June 24, 2022, the Court entered a schedule coordinated with the above Accord and Dr. Reddy’s cases. Fact discovery is ongoing. A claim construction hearing is set for September 15, 2022, and the case is set for trial on May 1, 2023.

Eagle Pharmaceuticals, Inc. v. Accord Healthcare Inc., Accord Healthcare Ltd., and Intas Pharmaceuticals Ltd. - (Belrapzo®)

Accord filed an NDA referencing Eagle's Belrapzo NDA. Accord’s NDA includes challenges to one or more of the Belrapzo Orange Book-listed patents. On May 27, 2022, the Company filed a suit against Accord in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 10,010,533, and 11,103,483. On July 6, 2022 the Company filed a First Amended Complaint, removing all patents except the ‘483 patent. Accord filed its Answer and Counterclaims on July 20, 2022. The Company’s Answer to Accord’s Counterclaims is due August 10, 2022.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together, “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product is an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation took place on March 3, 2020. On April 17, 2020, we submitted a letter requesting leave to file a motion for summary judgment of non-infringement. Par’s responsive letter was submitted on May 8, 2020. On May 18, 2020, the court said it would hear non-infringement arguments at trial and not through summary judgment. Fact discovery ended in October 2019, and expert discovery ended in February 2020. Due to the COVID-19 pandemic, the trial, which was scheduled to begin May 18, 2020, was rescheduled to and occurred on July 7-9, 2021. Post-trial briefing was submitted on July 28, 2021. The Court issued an opinion on August 31, 2021 and entered a final judgment of non-infringement in favor of Eagle on September 16, 2021. Par filed a Notice of Appeal of the final judgment on September 22, 2021, and the appeal was docketed with the United States Court of Appeals for the Federal Circuit on September 23, 2021. Par filed its principal appeal brief on December 6, 2021, Eagle filed its responsive appeal brief on February 1, 2022, and Par filed its reply appeal brief on February 22, 2022. Oral argument occurred before the Federal Circuit on July 7, 2022. The FDA approved Eagle’s ANDA on December 15, 2021. On December 16, 2021, Par filed an emergency motion for temporary restraining order and preliminary injunction in the district court to enjoin Eagle from launching its product, but Par voluntarily withdrew the motion on December 20, 2021. Eagle commercially launched its ANDA product in January 2022. The 30-month stay of FDA approval expired on October 17, 2020. This suit is pending.

On December 7, 2020, Par filed a separate suit against us in the United States District Court for the District of New Jersey, asserting patent infringement of U.S. Patent No. 10,844,435, based on the filing of our ANDA seeking approval to manufacture and sell our vasopressin product. Eagle moved to dismiss Par’s complaint on March 2, 2021. On March 22, 2021, Par amended its complaint to additionally assert U.S. Patent No. 10,920,278, and on April 5, 2021, Eagle moved to dismiss Par’s amended complaint. Before the Court ruled on Eagle’s Motion to Dismiss, on May 9, 2022, Par provided notice of the dismissal of the action under Rule 41(a)(1)(A)(i), and the Court granted the dismissal of the action on May 10, 2022.
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

License agreement with AOP Orphan

In August 2021, we entered into a licensing agreement with AOP Orphan Pharmaceuticals GmbH (“AOP Orphan”), a privately owned Austrian company devoted to the treatment of rare and special diseases, for the commercial rights to its product, landiolol in the United States. Landiolol, a leading hospital emergency use product, is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias. We supported the submission of a new drug application (“NDA”) in the second quarter of 2022 by AOP Orphan to the FDA seeking approval for landiolol for the short term reduction of ventricular rate in patients with supraventricular tachycardia (“SVT”), including atrial fibrillation and atrial flutter.

Under the terms of the agreement, we paid a $5 million upfront license consideration that was expensed immediately as research and development and is reflected within the operating activities of the consolidated statements of cash flows as of December 31, 2021. We may pay to AOP Orphan up to $25 million upon achievement of certain regulatory milestone payments plus profit share payments, subject to certain adjustments as provided in the agreement. We also entered into a supply agreement at the same time as the licensing agreement.

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

Our equity investment in Tyme is included in Other assets on our condensed consolidated balance sheet. For the three months ended June 30, 2022 and 2021, the fair value adjustments for the equity investment were a loss of $0.7 million and a loss of $5.2 million, respectively. For the six months ended June 30, 2022 and 2021, the fair value adjustments for the equity investment were a loss of $3.2 million and a gain of $0.4 million, respectively. These adjustments were recorded in Other (expense) income on our condensed consolidated statements of operations.

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

The following table summarizes the activity during the three months ended June 30, 2022;

	March 31, 2022	Fair Value Adjustments to the note	Accretion of Discount	Estimated Credit Loss	Interest Income	Fair Value Adjustment to Embedded Derivative	June 30, 2022
Fair value of the note	$5,418	$92	$—	$—	$—	$—	$5,510
Discount on the note	(82)	—	46	—	—	—	(36)
Estimated Credit Loss	(794)	—	—	(26)	—	—	(820)
Convertible Promissory Note, net	$4,542	$92	$46	$(26)	$—	$—	$4,654

Embedded Derivative	$1,003	$—	$—	$—	$—	$23	$1,026

Interest Receivable	$429	$—	$—	$—	$101	$—	$530

Total in Other Current Assets	$5,974	$92	$46	$(26)	$101	$23	$6,210

The following table summarizes the amounts recorded and activity during the six months ended June 30, 2022;

	December 31, 2021	Fair Value Adjustments to the note	Accretion of Discount	Estimated Credit Loss	Interest Income	Fair Value Adjustment to Embedded Derivative	June 30, 2022
Fair value of the note	$4,906	$604	$—	$—	$—	$—	$5,510
Discount on the note	(127)	—	91	—	—	—	(36)
Estimated Credit Loss	(758)	—	—	(62)	—	—	(820)
Convertible Promissory Note, net	$4,021	$604	$91	$(62)	$—	$—	$4,654

Embedded Derivative	$962	$—	$—	$—	$—	$64	$1,026

Interest Receivable	$329	$—	$—	$—	$201	$—	$530

Total in Other Current Assets	$5,312	$604	$91	$(62)	$201	$64	$6,210

14. Business Acquisition

On June 9, 2022, we completed our previously announced acquisition of the entire issued share capital of Acacia for cash consideration and common stock totaling 94.7 million euros, the equivalent of 0.90 euros per share, and an aggregate of 516,024 shares of our common stock. Each shareholder of Acacia received 0.68 euros in cash and 0.0049 shares of common stock of Eagle. Acacia is a hospital pharmaceutical company focused on the development and commercialization of new products aimed at improving the care of patients undergoing significant treatments such as surgery and other invasive procedures. The transaction was entered to expand Eagle’s current portfolio of FDA approved hospital products with the addition of Barhemsys and Byfavo.

The Company evaluated the Business Acquisition under ASC 805, Business Combinations and ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. The Company concluded that substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar identifiable assets. The transaction does not pass the screen test and thus management performed an assessment to determine if the acquired entities met the definition of a business. For the assessment, management considered whether it has acquired (i) inputs, (ii) processes, and (iii) outputs. Under ASC 805, to be considered a business, a set of activities and assets is required to have only the first two of the three elements, which together are or will be used in the future to create outputs. Management determined that the acquired entities met the definition of a business since the Company acquired inputs, processes capable of producing outputs and outputs.

Therefore, the acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition.

The fair value of the consideration totaled $101.6 million, summarized as follows (in thousands):

Fair Value of Consideration
Cash consideration	$77,971
Fair value of Eagle common stock issued	23,645
$101,616

The Company recorded the assets acquired and liabilities assumed as of the date of the acquisition based on the information available as of that date. As the Company finalize the fair values of the assets acquired and liabilities assumed, purchase price adjustments may be recorded during the measurement period and such adjustments could be material. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Purchase Price Allocation
Cash	$2,556
Net working capital, excluding cash	(2,158)
Inventory	26,942
Intangible assets	104,000
Debt	(28,503)
Deferred tax liability, net	(4,536)
Fair value of net assets acquired	98,301
Goodwill	3,315
$101,616

The fair value of acquired intangible assets was based on the present value of expected future after tax cash flows attributable to the commercialization of Barhemsys and Byfavo, using the net present value approach. The inventory acquired was valued at expected profit margins for the acquired products. The fair value of working capital acquired approximates its book value. The fair value of debt acquired was based on the present value of future cash outflows using the net present value approach and applying an interest rate that is considered to be a market participant equivalent rate.

The Company incurred approximately $9.8 million and $11.3 million in acquisition-related expenses, which were included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022. These expenses primarily consist of legal fees and success fees paid to third party advisors. The results of Acacia operations have been included in the condensed consolidated statements of operations beginning on the acquisition date. The acquired business contributed revenues of $0.2 million and net loss of $3.4 million to the Company for the period from June 9, 2022 to June 30, 2022.

The goodwill recorded related to the acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of acquisition. The goodwill recorded is not deductible for tax purposes.

Pro Forma Financial Information:

The following table provides unaudited pro forma financial information for the three-month and six-month periods ended June 30, 2022 and 2021 as if the acquisition of Acacia had occurred as of January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$74,546	$48,417	$191,038	$89,814

Net income (loss)	$2,875	$(10,156)	$36,124	$(51,304)

These amounts have been calculated after applying our accounting policies.

The pro forma results above include the impact of the following adjustments, as necessary: additional amortization expense relating to assets acquired; interest and other financing costs relating to the acquisition transaction; and the elimination of one-time or nonrecurring items. The one-time or nonrecurring items eliminated were primarily comprised of inventory fair value step-up adjustments; transaction costs, as well as certain Acacia-related share based payment charges and employee compensation expenses.

The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Acacia. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

15. Subsequent Event

On August 8, 2022, we and Enalare Therapeutics Inc. (“Enalare”) entered into a Securities Purchase Agreement, pursuant to which we have committed to provide equity investments of up to $55 million in Enalare, subject to the completion of certain development milestones (the “Purchase Agreement”). Concurrently with the execution of the Purchase Agreement, we, Enalare and Enalare’s stockholders entered into a Security Purchase Option Agreement, pursuant to which we were granted an option (the “Purchase Option”) to acquire all of the remaining outstanding shares of Enalare other than those that we already own. The Purchase Option is subject to Enalare’s receipt of communication from the FDA after the completion of the Phase 2 Clinical Trial (as defined in the Purchase Agreement) that can be reasonably interpreted as not precluding Enalare from proceeding to a Phase 3 clinical trial involving a product containing the active ingredient ENA-001.

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

We acquired Acacia Pharma Group plc (“Acacia”) as of June 9, 2022, which added two U.S. Food and Drug Administration (“FDA”) approved new chemical entities with patent protection, BARHEMSYS® (amisulpride for injection) and BYFAVO® (remimazolam for injection). The addition of these two products expands our presence in the acute care space, and we believe that our hospital-based salesforce will have success commercializing these assets. Refer to Note 14 for further details.

With several pipeline projects underway and the potential for product launches over the next several years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file, first-to-market or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including acute radiation syndrome, traumatic brain injury/concussion and Alzheimer’s disease as well as investigations of compounds such as EA-114 (our fulvestrant product candidate) for patients with HR-positive advanced breast cancer. Our clinical development program also includes a license agreement with Combioxin, SA under which the Company was granted exclusive, worldwide development and commercialization rights to CAL02, a novel first-in-class antitoxin agent for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs and a license agreement with AOP Orphan Pharmaceuticals GmbH, a member of the AOP Health Group (“AOP Orphan”), for the commercial rights to its product, landiolol in the United States. Landiolol is a leading hospital emergency use product, which is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias.

Recent Developments
Enalare Investment
On August 8, 2022, we and Enalare Therapeutics Inc. (“Enalare”) entered into a Securities Purchase Agreement, pursuant to which we have committed to provide equity investments of up to $55 million in Enalare, subject to the completion of certain development milestones (the “Purchase Agreement”). Concurrently with the execution of the Purchase Agreement, we, Enalare and Enalare’s stockholders entered into a Security Purchase Option Agreement, pursuant to which we were granted an option (the “Purchase Option”) to acquire all of the remaining outstanding shares of Enalare other than those that we already own. The Purchase Option is subject to Enalare’s receipt of communication from the FDA after the completion of the Phase 2 Clinical Trial (as defined in the Purchase Agreement) that can be reasonably interpreted as not precluding Enalare from proceeding to a Phase 3 clinical trial involving a product containing the active ingredient ENA-001.
Acacia Acquisition
On June 9, 2022, we completed the acquisition of Acacia Pharma Group plc (“Acacia”), formerly a public company organized under the laws of England and Wales. The acquisition added two FDA approved currently marketed, acute care, hospital products, both of which are new chemical entities with strong patent protection:
•BARHEMSYS (amisulpride for injection), the first and only antiemetic approved by the FDA for rescue treatment of postoperative nausea and vomiting, and
•BYFAVO (remimazolam for injection), indicated for the induction and maintenance of procedural sedation in adults undergoing procedures lasting 30 minutes or less.

Landiolol
On June 1, 2022, we announced that AOP Orphan, with whom we entered into a licensing agreement in August 2021, submitted an NDA to the FDA for landiolol, a short-acting, intravenous (“IV”), cardio-selective beta-1 adrenergic blocker. The submission seeks approval for landiolol for the short-term reduction of ventricular rate in patients with supraventricular tachycardia (“SVT”), including atrial fibrillation and atrial flutter. The FDA’s decision with respect to approval is expected in mid-2023, and enrollment of study of pediatric patients with supraventricular tachycardia is underway in Europe.

PEMFEXY
On February 1, 2022, we announced the commercial availability of our novel product PEMFEXY™ (pemetrexed for injection). A branded alternative to ALIMTA®, Eagle's PEMFEXY is a ready-to-use liquid with a unique J-code approved to treat nonsquamous non-small cell lung cancer and mesothelioma.

In February 2020, Eagle received final approval from the FDAof its New Drug Application ("NDA") for PEMFEXY, following the settlement agreement of patent litigation with Eli Lilly and Company (NYSE: LLY) in December 2019. The agreement provided for a release of all claims by the parties and allows for an initial entry of PEMFEXY into the market (equivalent to approximately a three-week supply of current ALIMTA utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022.

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

Other Business Update
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
Product Sales. Through June 30, 2022, we have recognized revenues from product sales including Pemfexy, vasopressin, Ryanodex, Belrapzo, Bendeka, Treakisym, BARHEMSYS and BYFAVO. Sales of Bendeka and Treakisym were made to our commercial partners, Teva and SymBio, respectively. Sales to our commercial partners are typically made at little or no profit for resale. Pemfexy, vasopressin, Ryanodex Belrapzo, BARHEMSYS and BYFAVO were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
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

The primary factors that may determine our revenues derived from Pemfexy, vasopressin, Ryanodex, Belrapzo, BARHEMSYS, BYFAVO and our future products are:
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

Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740 - Income Taxes, or ASC 740.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended June 30, 2022 reflects certain non-deductible executive compensation, partially offset by credits for research and development activity. The effective tax rate for the three months ended June 30, 2021 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation and changes in state filing positions, partially offset by credits for research and development activity.

Results of Operations
Comparison of Three Months Ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Product sales, net	$49,201	$19,621	$29,580
Royalty revenue	24,935	28,503	(3,568)
Total revenue	$74,136	$48,124	$26,012

Our product sales increased $29.6 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.The increase was primarily attributable to product sales of $16.5 million for Pemfexy and $11.3 million for vasopressin during the during the three months ended June 30, 2022, which launched in the first quarter of 2022. We also had higher product sales for Ryanodex, Bendeka, and Belrapzo of $0.9 million, $0.6 million and $0.5 million, respectively, primarily due to volume increases, partially offset by lower sales of Treakisym of $0.4 million.

Our royalty revenue decreased $3.6 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily as a result of a decrease in royalty revenue from our share of Teva's Bendeka sales.

Cost of revenue

	Three Months Ended June 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Cost of product sales	$21,171	$7,907	$13,264
Cost of royalty revenue	2,493	2,850	(357)
Total cost of revenue	$23,664	$10,757	$12,907

Our cost of product sales increased by $13.3 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This was primarily attributable to the product sales of Pemfexy and vasopressin, which combined for cost of sales of $11.6 million, due to the product launches in 2022. There were also increases of $0.6 million in Bendeka and $0.3 million in Belrapzo cost of product sales resulting from higher unit sales. These increases were partially offset by a decrease of $0.3 million in Treakisym cost of revenue resulting from lower unit sales.

Our cost of royalty revenue decreased by $0.4 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This was primarily attributable to costs related to the royalty revenue for Bendeka.

Research and development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended June 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$6,298	$820	$5,478
Vasopressin	(604)	2,351	(2,955)
Ryanodex related projects	73	1,535	(1,462)
CAL02 / Combioxin	2,416	—	2,416
Landilol / AOP	39	—	39
Pemfexy	(59)	579	(638)
All other projects	249	1,073	(824)
Salary and other personnel related costs	3,025	3,553	(528)
Research and development	$11,437	$9,911	$1,526

Our research and development expenses increased $1.5 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily due to higher spend on fulvestrant projects of $5.5 million and CAL02 projects of $2.4 million partially offset by the non-recurrence of development costs on vasopressin and Pemfexy of $3.6 million and lower spend on Ryanodex related projects of $1.5 million and other projects of $0.9 million.
Selling, general and administrative

	Three Months Ended June 30,		Increase
	2022	2021
	(in thousands)
Selling, general and administrative	$36,832	$16,636	$20,196

Our selling, general and administrative expenses increased $20.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase is primarily related to $9.8 million of Acacia acquisition related costs, $7.7 million of severance related to the integration of Acacia, $2.6 million of external legal costs, and $0.9 million of sales and marketing costs for PEMFEXY.

Other expense, net

	Three Months Ended June 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Interest income	$244	$163	$81
Interest expense	(552)	(422)	(130)
Other expense	(7,763)	(5,013)	(2,750)
Total other expense, net	$(8,071)	$(5,272)	$(2,799)

Our interest income increased by $0.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase is primarily due to higher interest rates on money market funds.

Our interest expense increased by $0.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase is due slightly higher interest rates in 2022 for our higher level of outstanding debt during the three months ended June 30, 2022.

Our other expense was a net expense of $7.8 million for the three months ended June 30, 2022 as compared to a net expense of $5.0 million for the three months ended June 30, 2021. The change was primarily due to $5.5 million loss related to forward contracts settled during the period, $0.7 million loss related to fair value adjustments on an outstanding forward contract, $0.8 million loss related to foreign exchange, partially offset by $4.5 million gain related to fair value adjustments on our investment in Tyme during the three months ended June 30, 2022.

Income tax provision

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Provision for income taxes	$(3,582)	$(1,936)
Effective tax rate	(61)%	35%

The effective tax rate for the three months ended June 30, 2022, reflects an interim tax provision resulting from the impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia. The effective tax rate for the three months ended June 30, 2021 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Tyme, certain non-deductible executive compensation, partially offset by credits for research and development activity.

Comparison of Six Months Ended June 30, 2022 and 2021
Revenues

	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Product sales, net	$139,289	$36,741	$102,548
Royalty revenue	50,721	52,632	(1,911)
Total revenue	$190,010	$89,373	$100,637

Our product sales increased $102.5 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily attributable to product sales of Pemfexy and vasopressin, which each launched in the first quarter of 2022, which combined for $99.4 million of product sales, net. We also had higher product sales of Bendeka of $1.5 million, Belrapzo of $0.8 million, each due to unit volume, and Ryanodex $0.7 million due to price increases.

Our royalty revenue decreased $1.9 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily as a result of lower royalties on Teva's sales of Bendeka of $4.8 million, which were partially offset by royalties on Symbio's sales of Treakisym of $2.9 million.

Cost of revenue

	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Cost of product sales	$46,347	$16,349	$29,998
Cost of royalty revenue	5,072	5,263	(191)
Total cost of revenue	$51,419	$21,612	$29,807

Our cost of product sales increased $30.0 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was primarily attributable to the product launches of Pemfexy and vasopressin in 2022, which combined for cost of sales of $27.1 million in the six months ended June 30, 2022, as well as increases of $1.6 million for Bendeka and $0.5 million for Belrapzo, each related to higher unit sales. These increases were partially offset by a decrease of $0.7 million in Ryanodex cost of product sales resulting from lower unit sales.

Our cost of royalty revenue decreased $0.2 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily as a result of a decrease in royalty revenue on Teva’s sales of Bendeka. Partially offset by higher cost of royalty associated with Treakisym.

Research and development

	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$6,919	$4,478	$2,441
Vasopressin	(604)	5,211	(5,815)
Ryanodex related projects	431	3,746	(3,315)
CAL02 / Combioxin	3,386	—	3,386
Landilol / AOP	153	—	153
Pemfexy	(56)	1,116	(1,172)
All other projects	737	1,917	(1,180)
Salary and other personnel related costs	6,579	7,731	(1,152)
Research and development	$17,545	$24,199	$(6,654)

Our research and development expenses decreased $6.7 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease primarily resulted from non-recurrence of development costs of $5.8 million for vasopressin, $3.3 million for Ryanodex related projects, $1.2 million related to Pemfexy and $0.9 million total decrease in salaries, bonus, severance, included with salary and other personnel related costs. Partially offset by increase of $3.4 million in the CAL02 project and $2.4 million in the fulvestrant project.

Selling, general and administrative

	Six Months Ended June 30,		Increase
	2022	2021
	(in thousands)
Selling, general and administrative	$59,014	$36,515	$22,499

Our selling, general and administrative expenses increased $22.5 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase is primarily related to $11.3 million of Acacia acquisition related costs, $7.1 million of severance related to the integration of Acacia, $4.2 million of external legal costs and $1.6 million of sales and marketing costs for PEMFEXY, partially offset by a decrease in stock compensation expense of $2.0 million.

Other expense, net

	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Interest income	$398	$198	$200
Interest expense	(918)	(844)	74
Other (expense) income	(9,720)	487	(10,207)
Total other expense, net	$(10,240)	$(159)	$(10,081)

Our interest income increased $0.2 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily due to higher interest rates on money market funds as compared to the six months ended June 30, 2021.

Our interest expense increased $0.1 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was due to slightly higher interest rates in 2022 for our outstanding debt during the six months ended June 30, 2022.

Our other (expense) income was a net expense amount of $9.7 million for the six months ended June 30, 2022 as compared to an income amount of $0.5 million for the six months ended June 30, 2021. The change was primarily due to a $4.9 million loss related to forward contracts settled during the period, $0.7 million loss related to fair value adjustments on an outstanding forward contract, $0.8 million loss related to foreign exchange, and $3.6 million loss related to fair value adjustments on our investment in Tyme during the six months ended June 30, 2022.

Income tax provision

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Provision for income taxes	$(17,184)	$(3,697)
Effective tax rate	33%	54%

The effective tax rate for the six months ended June 30, 2022, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia, partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash flows from operations and availability of borrowing under our revolving credit facility. Our primary uses of cash are to fund working capital requirements, including repayment of debt, product development costs and operating expenses. We may also use cash for business acquisitions or other strategic transactions, such as in our acquisition of Acacia. Cash and cash equivalents were $36.6 million and $108.7 million as of June 30, 2022 and June 30, 2021, respectively.

For the six months ended June 30, 2022, we generated net income of $34.6 million. As of June 30, 2022, our working capital surplus was $85.5 million. For the six months ended June 30, 2021, we generated net income of $3.2 million.
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
We may opportunistically seek access to additional capital to fund potential licenses, acquisitions or investments to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. As a result of the COVID-19 pandemic, as well as the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia and countermeasures related thereto in addition to macroeconomic conditions including rising inflation, the global credit and financial markets have experienced significant volatility and disruption. If these market conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments or acquisitions. An inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds for any such potential acquisition or investment activities, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and any financing could require the consent of the lenders under our credit facility.
The COVID-19 pandemic has disrupted and continues to disrupt the U.S. healthcare system, global economies and global capital markets. There are significant uncertainties surrounding the full extent and duration of the impact of the COVID-19 pandemic, geopolitical and macroeconomic conditions on our business and operations. We have experienced variable financial impacts to date, as a result of the COVID-19 pandemic and the ongoing pandemic could have a material adverse impact on our financial condition and results of operations in the future, including our ability to obtain financing when and if needed. The impact of COVID-19 on our business and financial condition is more fully described below in Trends and Uncertainties.

Operating Activities:

Net cash used in operating activities for the six months ended June 30, 2022 was $26.4 million. Net income for the period was $34.6 million enhanced by the net of non-cash adjustments of approximately $12.8 million from deferred income taxes, depreciation expense, amortization expense of right-of-use assets, amortization expense of intangible assets, fair value adjustments on equity investment, stock-based compensation expense, amortization of debt issuance costs, foreign exchange gains and losses, and other items. Net changes in working capital decreased cash from operating activities by approximately $21.0 million, due to changes in working capital accounts. The total amount of accounts receivable at June 30, 2022 was approximately $85.9 million, which included $61.0 million related to product sales and $24.9 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter.

Investing Activities:

Net cash used in investing activities for the six months ended June 30, 2022 was $75.6 million, primarily as a result of our acquisition of Acacia coupled with $0.2 million for purchases of property and equipment.

Financing Activities:

Net cash used in financing activities for the six months ended June 30, 2022 was $11.9 million, as a result of $4 million of principal payments for debt required by our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, or the Credit Agreement, $8.1 million in payments related to the repurchases of our common stock, $1.3 million of payments associated with employee withholding tax upon vesting of stock-based awards, offset by $1.5 million in proceeds received from the exercise of employee stock options.

Trends and Uncertainties
During the three and six months ended June 30, 2022, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
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
•Manufacturing and Supply Chain: We are working closely with our commercial partners and third-party manufacturers to mitigate potential disruptions as a result of the COVID-19 pandemic by continuing to monitor the supply and availability of Bendeka, Ryanodex, and Belrapzo, Treskysim, Pemfexy, vasopressin, Barhemsys, and Byfavo for the patients who rely on these products. We anticipate that the COVID-19 pandemic will continue to delay our supply chain and marketing and sales efforts for certain of our products, including Bendeka, although it is not currently expected that any disruption would be material. If the COVID-19 pandemic continues to persist for an extended period of time and impacts essential distribution systems such as FedEx and postal delivery, we could experience future disruptions to our supply chain and operations, and associated delays in the manufacturing and our clinical supply, which would adversely impact our development activities.
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

•Liquidity and Capital Resources: We believe that our future cash and cash equivalents and availability of borrowings under our Credit Agreement flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months. We have based this estimate on assumptions that may prove to be wrong While the COVID-19 pandemic has not had, and we do not expect it to have, a material adverse effect on our liquidity, the situation continues to evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to be able to obtain future funding under the terms of the Credit Agreement, for general corporate purposes and any strategic acquisitions.
•Regulatory Activities: We may experience further delays in the review and/or our interactions with FDA due to, for example, absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of FDA’s efforts and attention to approval of other therapeutics or other activities related to the COVID-19 pandemic, which could further delay approval decisions with respect to regulatory submissions or obtain new product approvals.
•Clinical Development Timelines: The clinical trial timelines for certain of our product candidates have been delayed given difficulties with limited patient enrollment resulting from the impact of the COVID-19 pandemic, and we expect that our clinical trial timelines will continue to be impacted for the duration of the pandemic.

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact on our results of operations during the three and six months ended June 30, 2022 and, it could have a material adverse impact on our financial condition and results of operations in the future.

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

Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the six months ended June 30, 2022, as compared to the obligations disclosed in our Annual Report.
Our future material contractual obligations included the following as of June 30, 2022 (in thousands):

Obligations	Total	2022	2023	2024	2025	Beyond
Operating leases (1)	$4,033	$827	$1,671	$1,122	$413	$—
Credit facility and Term Loans (2)	48,118	22,000	4,571	13,059	8,488	—
Purchase obligations (3)	74,097	74,097	—	—	—	—
Total obligations	$126,248	$96,924	$6,242	$14,181	$8,901	$—
(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. We also lease lab space under a lease agreement that expires on April 1, 2024, office space located in Indianapolis, Indiana through November 2023, and an office space located in Palm Beach Gardens, Florida, through October 31, 2024.
(2) Refer to Note 9. Debt for details of our Credit Agreement and Term Loans.
(3) As of June 30, 2022, we had purchase obligations in the amount of $74.1 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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

Based on their evaluation at June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On June 9, 2022, Eagle completed the acquisition of Acacia. Eagle has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as its disclosure controls and procedures, to include Acacia’s operations. Eagle is continuing to integrate the acquired operations of Acacia. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may fail to realize all of the anticipated benefits of the Acacia acquisition, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of our Acacia acquisition will depend, to a large extent, on our ability to integrate Acacia Pharma and BARHEMSYS and BYFAVO, into our business and realize anticipated growth opportunities and synergies. We will need to devote significant management attention and resources to integrating these products into our business. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the transaction could adversely affect our business, financial condition and results of operations.

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

In addition, we now possess not only the rights to BARHEMSYS and BYFAVO, but also certain corresponding liabilities and obligations, including the contractual liabilities and regulatory obligations that we have assumed upon closing of the transaction, including certain post-marketing commitments. Failure to satisfy any such requirements could delay our realization of, or prevent us from ever realizing, the anticipated benefits from the transaction. Further, it is possible that undisclosed, contingent, or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.

All of these factors could decrease or delay the expected accretive effect of the transaction and negatively impact our stock price. As a result, it cannot be assured that our Acacia acquisition will result in the full realization of the benefits anticipated from the transaction within the anticipated time frames or at all.

We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our Acacia acquisition. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.

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

We expect that significant additional capital will be needed in the future to continue our planned operations and/or in connection with potential business development transactions we may determine to pursue. For example, in June 2022, we completed our Acacia acquisition, pursuant to which Acacia Pharma shareholders received €0.68 in cash and 0.0049 shares of our common stock for each Acacia Pharma share. To the extent we raise additional capital or pursue potential business development transactions by issuing equity securities, our stockholders may experience substantial dilution. We currently have on file with the SEC a shelf registration statement, which allows us to offer and sell certain registered securities, such as common stock, preferred stock, debt securities and warrants, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We may sell common stock, convertible securities or other equity or debt securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity or debt securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

As of June 30, 2022, we had a total of 122 employees in the United States. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to sell our products and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.  In addition, our business, financial condition and results of operations have been and may in the future be adversely affected by macroeconomic conditions and by geopolitical events.

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

In addition, our financial condition, results of operations, business and cash flow may be negatively affected by general economic, industry and market conditions in the global economy and in the global financial markets, such as rising inflation, increased costs of goods, supply chain disruptions and uncertainty about economic stability and the financial markets. The global economy has experienced extreme volatility and disruptions from international conflicts, terrorism or other geopolitical events, such as the ongoing conflict between Russian and Ukraine, and related sanctions and other economic disruptions or concerns.  On February 24, 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions if the conflict continues or worsens. It is not possible to predict the broader consequences of the conflict, including related geo-political tensions, and the measures and retaliatory actions that will be taken by the United States and other countries in respect thereof, as well as any countermeasures or retaliatory actions Russia may take in response, are likely to cause regional instability and geo-political shifts and could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy. Additional actions that we or others may take in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products or products or our partners and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon our plans and programs. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In June 2022, we completed the acquisition of Acacia, pursuant to which Acacia Pharma shareholders received €0.68 in cash and 0.0049 shares of our common stock for each Acacia Pharma share.

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

We made no purchases of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

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
10.1
Securities Purchase Agreement, by and between the Registrant and Enalare Therapeutics Inc., dated August 8, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 333-36306, filed on August 9, 2022)

10.2
Security Purchase Option Agreement, by and between the Registrant, Enalare Therapeutics Inc. and the other parties thereto, dated August 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 333-36306, filed on August 9, 2022)

10.3	(1)	Guaranty Agreement to Loan Agreement, by and among the Registrant, Acacia Pharma Limited and Cosmo Technologies Ltd., dated June 9, 2022
31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

EAGLE PHARMACEUTICALS, INC.

DATED: August 9, 2022	By:	/s/ Scott Tarriff
Scott Tarriff
(On behalf of the Registrant and as President and Chief Executive Officer as Principal Executive Officer)

DATED: August 9, 2022	By:	/s/ Brian J. Cahill
Brian J. Cahill
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)