Form 10-Q
period 2022-09-30
EAGLE PHARMACEUTICALS, INC.
filed 2022-11-09
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of November 2, 2022: 13,015,856 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” ” “prospects,” “outlook,” “goal,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•statements related to our expectations with respect to the potential benefits to us from our acquisition of Acacia Pharma Group plc;
•the potential benefits and commercial potential of our approved products, including rapidly infused bendamustine RTD, or Bendeka, Ryanodex® (dantrolene sodium), or Ryanodex, bendamustine ready-to-dilute, or RTD, 500ml solution, or Belrapzo, BARHEMSYS® and BYFAVO® TREAKISYM®, a lyophilized powder formulation of bendamustine hydrochloride, PEMFEXY®, and vasopressin, for approved indications and any expanded uses;
•statements related to our expectations with respect to our investment in Enalare Therapeutics, Inc., or Enalare, including with respect to the anticipated financial impact on us of the agreement with Enalare, potential benefits to us, the achievement of related milestones and timing thereof, our potential further investment in Enalare pursuant to the terms of the agreement, the commercial potential of Enalare's product candidates and Enalare's development program, including with respect to current and future clinical trials and timing thereof, and expectations regarding our future growth and the expansion of our growth possibilities as a result of the investment in Enalare;
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
•the impact of geopolitical events, such as the ongoing conflict between Russia and Ukraine and related sanctions, and macroeconomic conditions, such as rising inflation and interest rates and uncertainty in credit and financial markets, on our business and operations, results operations and financial performance;
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
•our ability to prevent or minimize the effects of litigation and other contingencies; and
•our expectations regarding anticipated future costs, operating expenses and capital requirements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$15,384	$97,659
Accounts receivable, net	96,932	41,149
Inventories	63,855	21,908
Prepaid expenses and other current assets	8,875	11,890
Total current assets	185,046	172,606
Property and equipment, net	1,297	1,636
Intangible assets, net	108,785	10,671
Goodwill	41,794	39,743
Deferred tax asset, net	23,541	18,798
Other assets	25,986	10,278
Total assets	$386,449	$253,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,215	$16,431
Accrued expenses and other liabilities	73,652	32,338
Current debt	34,961	25,607
Total current liabilities	121,828	74,376
Long-term debt	26,431	—
Deferred tax liability	4,536	—
Other long-term liabilities	1,874	2,903
Total liabilities	154,669	77,279
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,568,586 and 16,903,034 shares issued as of September 30, 2022 and December 31, 2021, respectively	18	17
Additional paid in capital	362,161	325,779
Accumulated other comprehensive income (loss)	9,377	(94)
Retained earnings	103,339	75,862
Treasury stock, at cost, 4,552,730 and 4,111,622 shares as of September 30, 2022 and December 31, 2021, respectively	(243,115)	(225,111)
Total stockholders' equity	231,780	176,453
Total liabilities and stockholders' equity	$386,449	$253,732
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales, net	$38,086	$12,124	$177,375	$48,865
Royalty revenue	24,007	27,729	74,728	80,361
License and other revenue	3,808	—	3,808	—
Total revenue	65,901	39,853	255,911	129,226
Operating expenses:
Cost of product sales	20,869	5,486	67,216	21,835
Cost of royalty revenue	2,782	2,773	7,854	8,036
Research and development	9,326	23,289	26,871	47,488
Selling, general and administrative	23,462	18,482	82,476	54,997
Total operating expenses	56,439	50,030	184,417	132,356
Income (loss) from operations	9,462	(10,177)	71,494	(3,130)
Interest income	(444)	197	(46)	395
Interest expense	(1,147)	(396)	(2,065)	(1,240)
Other expense	(11,534)	(2,284)	(21,254)	(1,797)
Total other expense, net	(13,125)	(2,483)	(23,365)	(2,642)
(Loss) income before income tax (provision) benefit	(3,663)	(12,660)	48,129	(5,772)
Income tax (provision) benefit	(3,468)	7,038	(20,652)	3,341
Net (loss) income	$(7,131)	$(5,622)	$27,477	$(2,431)
(Loss) earnings per share attributable to common stockholders:
Basic	$(0.54)	$(0.43)	$2.13	$(0.19)
Diluted	$(0.54)	$(0.43)	$2.11	$(0.19)
Weighted average number of common shares outstanding:
Basic	13,166,931	13,077,298	12,906,235	13,103,203
Diluted	13,166,931	13,077,298	13,051,311	13,103,203
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net (loss) income	$(7,131)	$(5,622)	$27,477	$(2,431)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) for convertible promissory note	(510)	22	94	(882)
Foreign currency translation	7,606	—	9,377	—
Total other comprehensive income (loss)	7,096	22	9,471	(882)
Comprehensive (loss) income	$(35)	$(5,600)	$36,948	$(3,313)

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of June 30, 2022	17,549	$18	$358,377	$(233,164)	$2,281	$110,470	$237,982
Stock-based compensation expense	—	—	3,537	—	—	—	3,537
Issuance of common stock upon exercise of stock option grants	20	—	247	—	—	—	247
Common stock repurchases	—	—	—	(9,951)	—	—	(9,951)
Other comprehensive income	—	—	—	—	7,096	—	7,096
Net (loss)	—	—	—	—	—	(7,131)	(7,131)
Balance as of September 30, 2022	17,569	$18	$362,161	$(243,115)	$9,377	$103,339	$231,780

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of June 30, 2021	16,880	$17	$316,249	$(208,195)	$(904)	$87,680	$194,847
Stock-based compensation expense	—	—	4,084	—	—	—	4,084
Issuance of common stock upon exercise of stock option grants	6	—	233	—	—	—	233
Common stock repurchases	—	—	—	(8,271)	—	—	(8,271)
Other comprehensive income	—	—	—	—	22	—	22
Net (loss)	—	—	—	—	—	(5,622)	(5,622)
Balance as of September 30, 2021	16,886	$17	$320,566	$(216,466)	$(882)	$82,058	$185,293

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2021	16,903	$17	$325,779	$(225,111)	$(94)	$75,862	$176,453
Stock-based compensation expense	—	—	12,332	—	—	—	12,332
Issuance of common stock upon exercise of stock option grants	76	—	1,747	—	—	—	1,747
Issuance of common stock related to business acquisition	516	1	23,644	—	—	—	23,645
Issuance of common stock related to vesting of restricted stock units	74	—	(1,341)	—	—	—	(1,341)
Common stock repurchases	—	—	—	(18,004)	—	—	(18,004)
Other comprehensive income	—	—	—	—	9,471	—	9,471
Net income	—	—	—	—	—	27,477	27,477
Balance as of September 30, 2022	17,569	$18	$362,161	$(243,115)	$9,377	$103,339	$231,780

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2020	16,739	$17	$305,403	$(203,898)	$—	$84,489	$186,011
Stock-based compensation expense	—	—	14,873	—	—	—	14,873
Issuance of common stock upon exercise of stock option grants	84	—	1,841	—	—	—	1,841
Issuance of common stock related to vesting of restricted stock units	63	—	(1,551)	—	—	—	(1,551)
Common stock repurchases	—	—	—	(12,568)	—	—	(12,568)
Other comprehensive (loss)	—	—	—	—	(882)	—	(882)
Net (loss)	—	—	—	—	—	(2,431)	(2,431)
Balance as of September 30, 2021	16,886	$17	$320,566	$(216,466)	$(882)	$82,058	$185,293

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$27,477	$(2,431)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(4,743)	(2,533)
Depreciation expense	508	575
Noncash operating lease expense related to right-of-use assets	917	768
Amortization expense of intangible assets	5,886	2,118
Fair value adjustments on equity investment	3,208	1,900
Stock-based compensation expense	12,332	14,873
Amortization of debt issuance costs	354	354
Fair value adjustments related to derivative instruments	962	(254)
Accretion of discount on convertible promissory note	—	(102)
Loss on foreign currency exchange rates	7,309	—
Loss on write-off of promissory note	4,444	150
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(55,325)	5,343
Inventories	(15,006)	(1,240)
Prepaid expenses and other current assets	(831)	(8,821)
Accounts payable	(3,824)	6,449
Accrued expenses and other liabilities	33,888	3,897
Other assets and other long-term liabilities, net	(4,412)	(908)
Net cash provided by operating activities	13,144	20,138
Cash flows from investing activities:
Purchase of Acacia, net of cash acquired	(74,153)	—
Purchase of equity investment security and options	(12,500)	—
Purchase of property and equipment	(168)	(274)
Purchase of convertible promissory note	—	(5,000)
Net cash used in investing activities	(86,821)	(5,274)
Cash flows from financing activities:
Proceeds from common stock option exercises	1,747	1,841
Proceeds from revolving credit facility	15,000	—
Employee withholding taxes related to stock-based awards	(1,341)	(1,551)
Payment of debt	(6,000)	(6,000)
Repurchases of common stock	(18,004)	(12,568)
Net cash used in financing activities	(8,598)	(18,278)
Net decrease in cash and cash equivalents	(82,275)	(3,414)
Cash and cash equivalents at beginning of period	97,659	103,155
Cash and cash equivalents at end of period	$15,384	$99,741
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$18,855	$6,303
Interest	894	917

See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation and Other Company Information
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 8, 2022.
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

Significant Risks and Uncertainties
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on our business, such as remote working policies, facilitating management’s periodic communication to address employee and business concerns and providing frequent updates to our Board of Directors (“Board”). We anticipate that the COVID-19 pandemic may also have an impact on the clinical development timelines for certain of our clinical programs. We also anticipate that the COVID-19 pandemic may have an impact on our supply chain. The COVID-19 pandemic and associated lockdowns have resulted in a decrease in healthcare utilization broadly and specifically lead to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. In addition, the COVID-19 pandemic has delayed the timing of certain litigation and we anticipate that such delays will continue for the duration of the pandemic. The extent to which the COVID-19 pandemic will continue to impact our business, clinical development and regulatory efforts, supply chain and sales efforts, corporate development objectives and the value of, and market for, our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. The global economic slowdown, the overall disruption of global healthcare systems, including rising inflation and interest rates, volatility in the markets and other risks and uncertainties associated with the pandemic have impacted our operations and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Financial assets and liabilities measured and recognized at fair value are as follows:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Investment in Syros Pharmaceuticals, Inc. ("Syros")	$2,882	$2,882	$—	$—
Investment in Enalare Therapeutics, Inc.	8,438	—	—	8,438
Acquisition rights of Enalare Therapeutics, Inc.	8,125	—	—	8,125

Liability:
Forward Liability	4,063	—	—	4,063

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$57,357	$57,357	$—	$—
Convertible promissory note	4,021	—	—	4,021
Embedded derivative asset in convertible promissory note	962	—	—	962
Investment in Tyme	6,030	6,030	—	—

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2022.

Our investment in Enalare Therapeutics Inc., related acquisition right and forward liability were classified as Level 3. We analyzed and accessed the contractual obligation to invest another $12.5 million within six months from August 2022, along with the purchase option included within the Securities Purchase Agreement (“SPA”). We used a probability factor to value the asset related to the acquired acquisition rights based on management's best estimate, including the probability of completion of certain development milestones. The equity stake was accounted for as non-readily determinable fair value (“RDFV”)

investment. The equity investment and acquisition right was reported at fair value as of September 30, 2022. Refer to Note 15, Investment in Enalare Therapeutics Inc. for further information.

Our investment in restricted shares of common stock of Syros Pharmaceuticals, Inc. ("Syros"), following the merger of Tyme Technologies, Inc. (“Tyme”) and Syros on September 16, 2022, are classified as Level 1. Refer to Note 12, License and Collaboration Agreements for further details.

As of December 31, 2021, our investment in the convertible promissory note and the embedded derivative were classified as Level 3. We analyzed and accessed the embedded derivative feature contained in the convertible promissory note agreement. We used a probability factor to value the embedded derivative asset based on management's best estimate, including the principal and estimated accrued interest among other contractual terms. The convertible promissory note was accounted for as available for sale. The convertible promissory note was reported at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss). Refer to Note 13, Convertible Promissory Note for further details.

In the first quarter of 2022, we entered into a forward contract to purchase euros at a forward rate. The contract settled in the second quarter of 2022 and was used to economically hedge the cost of the acquisition of Acacia.

In second quarter of 2022, we entered into an additional forward contract to purchase euros at a forward rate. The contract was net settled in the third quarter of 2022 and was used to economically hedge the euro-dominated debt of Acacia that we assumed in connection with our acquisition all of the outstanding share capital of Acacia in June 2022. For the three and nine months ended September 30, 2022, the fair value adjustment on the forward contract was a loss of $0.7 million and a loss of $6.3 million, respectively, and the adjustments were recorded in Other (expense) income on our condensed consolidated statement of operations.

The fair value of the previously existing legacy term loan is classified as Level 2 for the periods presented and approximates its book value due to the variable interest rate. The fair value of the euro-denominated loan that we assumed as part of our acquisition of Acacia is classified as Level 2 and was recorded on the balance sheet at fair value upon acquisition.

Refer to Note 14. Business Acquisition for details regarding fair value measurements in connection with our acquisition of Acacia, including the fair value of the euro denominated loan.
Intangible Assets
We review the recoverability of our finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, we measure the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. We determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed as of September 30, 2022.
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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues
Teva - See Revenue Recognition	39%	69%	32%	66%
Customer A	8%	1%	16%	6%
Customer B	15%	9%	13%	8%
Customer C	14%	3%	13%	4%
Customer D	10%	11%	9%	10%
Other	14%	7%	17%	6%
	100%	100%	100%	100%

	September 30,	December 31,
	2022	2021
Accounts receivable
Teva - See Revenue Recognition	27%	63%
Customer A	24%	13%
Customer B	16%	13%
Customer C	7%	2%
Customer D	6%	2%
Other	20%	7%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $1.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $5.1 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2022.
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
The anti-dilutive common share equivalents outstanding for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	2,627,704	2,446,657	2,546,760	2,777,995
Restricted stock units	241,789	—	238,039	123,600
Total	2,869,493	2,446,657	2,784,799	2,901,595

The following table sets forth the computation for basic and diluted net (loss) earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(7,131)	$(5,622)	$27,477	$(2,431)
Denominator
Basic weighted average common shares outstanding	13,166,931	13,077,298	12,906,235	13,103,203
Dilutive effect of stock awards	—	—	145,076	—
Diluted weighted average common shares outstanding	13,166,931	13,077,298	13,051,311	13,103,203
Basic net (loss) earnings per share
Basic net (loss) earnings per share	$(0.54)	$(0.43)	$2.13	$(0.19)
Diluted net (loss) earnings per share
Diluted net (loss) earnings per share	$(0.54)	$(0.43)	$2.11	$(0.19)

All potentially dilutive items were excluded from the diluted share calculation for the three months ended September 30, 2022 and the three months and nine months ended September 30, 2021 because their effect would have been anti-dilutive, as the Company was in a loss position.

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

3. Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021	Estimated Useful Life (years)
Furniture and fixtures	$1,525	$1,525	7
Office equipment	1,077	1,077	3
Equipment	4,003	3,834	7
Leasehold improvements	1,155	1,155	2
	7,760	7,591
Less accumulated depreciation	(6,463)	(5,955)
Property and equipment, net	$1,297	$1,636

Depreciation expense related to property and equipment amounted to $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

4. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2022	2021
Raw materials (1)	$9,704	$7,317
Work in process (2)	21,246	9,666
Finished products (3)	32,905	4,925
Total inventories	$63,855	$21,908

(1) $1.7 million of Raw materials represents inventory acquired with Acacia as detailed in Note 14.
(2) $2.9 million of Work in process represents inventory acquired with Acacia as detailed in Note 14.
(3) $21.8 million of Finished products represents inventory acquired with Acacia as detailed in Note 14.

5. Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2022	2021
Prepaid income taxes	$566	$1,173
Prepaid FDA user fee and advances to clinical research organization	—	1,108
Prepaid insurance	537	196
Advances to commercial manufacturers	3,164	2,354
Prepaid R&D	1,445	—
Convertible promissory note, net	—	5,312
Other receivable related to cost sharing arrangement with commercial partner	998	347
All other	2,165	1,400
Total prepaid expenses and other current assets	$8,875	$11,890

Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Accrued product sales reserves	$21,662	$4,390
Income taxes payable	5,750	—
Royalties payable to commercial partners	9,724	5,085
Accrued salary and other compensation	3,702	8,466
Accrued professional fees	7,622	2,013
Accrued research & development	4,233	4,100
Current portion of lease liability	1,508	1,309
Inventory received but not invoiced	14,431	6,177
Forward liability	4,063	—
Accrued other	957	798
Total accrued expenses	$73,652	$32,338

Leases
We lease office space in Woodcliff Lake, New Jersey for our principal office under an amended lease agreement through June 2025. We also lease a lab space in Cambridge, Massachusetts under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space located in Palm Beach Gardens, Florida. All of our leases are classified as operating leases and have remaining lease terms of approximately 2.3 years. The principal office and the lab space leases include renewal options to extend the lease for up to 5 years. Furthermore, we have not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.

The table below summarizes our total lease costs included in the condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	September 30, 2022	December 31, 2021
Operating lease cost	$1,173	$1,407
Total lease cost	$1,173	$1,407

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,173	$1,407
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$270
Weighted-average remaining lease term - operating leases	2.3 years	3.1 years
Weighted-average discount rate - operating leases	6.0%	6.0%

Balance Sheet Classification as of September 30, 2022:
Current lease liabilities (included with Accrued expenses and other liabilities)	$1,508
Long-term lease liabilities (included with Other long-term liabilities)	1,874
Total lease liabilities	$3,382

6. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		September 30, 2022
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Barhemsys intangible (1)	9	$68,000	$(2,425)	$65,575
Byfavo intangible (1)	9	36,000	(1,193)	34,807
Ryanodex intangible (2)	9	15,000	(6,821)	8,179
Vasopressin milestone (3)	1	750	(526)	224
Total		$119,750	$(10,965)	$108,785

		December 31, 2021
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Ryanodex intangible (2)	9	$15,000	$(5,079)	$9,921
Developed technology	5	8,100	(8,100)	—
Vasopressin milestone (3)	1	750	—	750
Total		$23,850	$(13,179)	$10,671
(1) Represents intangible assets acquired in the Acacia acquisition as detailed in Note 14.

(2) Represents a one-time payment made to reduce the royalties payable to a third party on Ryanodex net sales.
(3) Represents milestone paid to a third party upon FDA approval of vasopressin.
Amortization expense was $3.7 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively and $5.9 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of September 30, 2022, and assuming that the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2022 (remainder)	3,690
2023	14,405
2024	14,127
2025	13,886
2026	11,584
Thereafter	51,093
Total estimated amortization expense	$108,785

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

As of September 30, 2022, we had repurchased an aggregate of 4,552,730 shares of common stock for an aggregate of $246.1 million pursuant to our share repurchase programs in effect since August 2016.

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

In 2018, we introduced a new long-term incentive program with the objective to better align the stock-based awards granted to management with our focus on improving total shareholder return over the long-term. The stock-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and PSUs. PSUs are comprised of awards: i) that would have vested upon achievement of certain share price appreciation conditions or ii) that would have vested upon achievement of certain milestone events.

A summary of stock option, RSU and PSU activity under the 2014 Plan during the nine months ended September 30, 2022 and 2021 is presented below:

	Stock Options	RSUs	PSUs
Outstanding as of December 31, 2020	3,331,890	328,396	97,750
Granted	109,000	106,600	159,000
Stock options exercised/RSUs vested/PSUs vested	(100,477)	(94,273)	—
Forfeited or expired	(308,815)	(46,941)	(97,750)
Outstanding as of September 30, 2021	3,031,598	293,782	159,000

Outstanding as of December 31, 2021	2,814,878	263,306	137,300
Granted	123,700	148,000	228,200
Stock options exercised/RSUs vested/PSUs vested	(91,255)	(101,898)	—
Forfeited or expired	(73,983)	(36,616)	(46,400)
Outstanding as of September 30, 2022	2,773,340	272,792	319,100

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.83% - 3.66%	0.82% - 0.93%	1.47% - 3.66%	0.51% - 1.12%
Volatility	46.69%	54.92%	46.83%	56.07%
Expected term (in years)	6.08 years	6.08 years	5.76 years	5.68 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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
We recognized stock-based compensation in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$1,597	$2,515	$5,131	$8,393
RSUs	989	1,046	3,913	4,051
PSUs	951	523	3,288	2,429
Stock-based compensation expense	$3,537	$4,084	$12,332	$14,873

Selling, general and administrative	$2,937	$3,443	$10,488	$12,696
Research and development	600	641	1,844	2,177
Stock-based compensation expense	$3,537	$4,084	$12,332	$14,873

8. Commitments
Our future material contractual obligations as of September 30, 2022, included the following:

Obligations	Total	2022	2023	2024	2025	Beyond
Operating leases (1)	$3,621	$414	$1,672	$1,122	$413	$—
Credit facility and Term Loans (2)	59,324	35,000	4,257	12,162	7,905	—
Investment in Enalare (4)	12,500	—	12,500	—	—	—
Purchase obligations (3)	99,403	99,403	—	—	—	—
Total obligations	$174,848	$134,817	$18,429	$13,284	$8,318	$—

(1) We lease our corporate office location. The term of our existing lease expires on June 30, 2025. We also lease our lab space under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space in Palm Beach Gardens, Florida, through October 31, 2024. Rental expense for the operating leases was $0.4 million and $0.3 million, for the three months ended September 30, 2022 and 2021, respectively. Rental expense for the operating leases was $1.2 million and $1.0 million for the nine months ended September 30, 2022 and 2021.The remaining future lease payments under the operating leases are $3.6 million as of September 30, 2022.
(2) Refer to Note 9, “Debt” for further information regarding our Credit Agreement and Term Loans.
(3) As of September 30, 2022, we had purchase obligations in the amount of $99.4 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligations under the supply agreements are primarily for finished product, inventory, and research and development.
(4) We invested $12.5 million in Enalare at the time of entering the agreement in August 2022, and we are contractually obligated to invest another $12.5 million six months after August 2022. Refer to Note 15 for further details.

9. Debt
As of June 9, 2022, upon closing of our acquisition of Acacia, we guaranteed a term loan facility, dated as of January 10, 2020, by and between Acacia Pharma Limited (“APL”), a direct subsidiary of Acacia, and Cosmo Technologies Ltd. (the “Term Loan Facility”). The Term Loan Facility provides for up to €25 million in loans, all of which was drawn as of closing of the acquisition. See Note 14 Business Acquisition for further information on our acquisition of Acacia. These borrowings were drawn in two tranches; Tranche A for a €15 million term loan with periodic payments through July 31, 2025; and Tranche B for a €10 million term loan with periodic payments through September 30, 2025. Each tranche bears an annual interest rate of 9%. The guarantee provides that we shall guarantee the punctual performance by APL of APL’s obligations pursuant to the terms of the Term Loan Facility (as amended) and that we will immediately on demand pay any amount owed by APL under the Term Loan Facility (as amended) as if we were the principal obligor in the event that such amount is not paid by APL
On November 8, 2019, we entered into the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto. The terms and amounts borrowed under the Prior Credit Agreement includes a drawn term loan of $40 million and a revolving credit facility of $110 million. The schedule of principal payments for the new term loan facility was extended to November 8, 2022.
During the third quarter of 2022, we drew down $15 million from our revolving credit facility under the Credit Agreement.
We classified debt related to the pre-existing term loan and revolving credit facility of $35 million as current on our condensed consolidated balance sheet as of September 30, 2022. Per the terms of the Prior Credit Agreement and the Amended and Restated Credit Agreement (as defined herein), we are limited in our ability to pay dividends. As of September 30, 2022, we were in compliance with each of the senior secured net leverage ratio; total net leverage ratio; and fixed charge coverage ratio covenants.
On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”) with the Administrative Agent and the lenders party thereto, which replaced the Prior Credit Agreement. The terms and amounts borrowed under the Third Amended Credit Agreement includes a drawn term loan of $50 million and a $100 million revolving credit facility of which $15 million was drawn on November 1, 2022. The new maturity date of the schedule of principal payments for each of the revolving credit facility and the term loan facility is October 31, 2025, unless required to mature earlier or extended pursuant to the terms of the Third Amended Credit Agreement. Refer to Note 16, Subsequent Events, for further details on the Third Amended Credit Agreement.
The term loan facility under the Prior Credit Agreement bore interest at the Adjusted LIBOR (equal to (a) the LIBOR for such Interest Period multiplied by (b) the Statutory Reserve Rate as established by Board of Governors of the Federal Reserve System of the United States of America) for the interest period in effect for such borrowing plus the applicable rate as described below.
Loans under the Prior Credit Agreement bore interest at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.0% per annum, based upon the total net leverage ratio (as defined in the Prior Credit Agreement), or (b) the Benchmark Replacement which is defined as the greatest of the prime lending rate, or the NYFRB Rate (the rate for a federal funds transaction) in effect on such day plus ½ of 1% or the Adjusted LIBO Rate for a one month Interest Period on such day plus 1% plus an applicable margin ranging from 1.25% to 2.0% per annum, based upon the total net leverage ratio.

We were required to pay a commitment fee on the unused portion of the new revolving credit facility in the Prior Credit Agreement at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.

As of September 30, 2022, we had $0.1 million of unamortized deferred debt issuance costs as part of current debt in our condensed consolidated balance sheets.

Debt Maturities	As of September 30, 2022
2022 (remainder)	$35,000
2023	4,257
2024	12,162
2025	7,905
Total	$59,324

10. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax (provision) benefit	$(3,468)	$7,038	$(20,652)	$3,341
Effective tax rate	(95)%	56%	43%	58%

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
The effective tax rate for the three and nine months ended September 30, 2022,reflects an interim tax provision resulting from impact of certain non-deductible executive compensation and the impact of the acquisition of Acacia and of certain non-deductible cost from the acquisition of Acacia, partially offset by credits for research and development activity.
The effective tax rate for the three and nine months ended September 30, 2021, reflects the impact of certain non-deductible executive compensation and expired stock compensation, partially offset by credits for research and development activity and excess tax deduction we can realize for our stock based awards. We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results, including the fair value adjustment on our investment in Syros may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.
Deferred income tax assets as of September 30, 2022 consisted of temporary differences primarily related to the net operating losses of Acacia, stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets and research and development expenses.
We file income tax returns in the U.S. federal jurisdiction and several states. We are currently under audit by the Internal Revenue Service (IRS) and three State tax jurisdictions. We had no amount recorded for any unrecognized tax benefits as of September 30, 2022. We regularly evaluate our tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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

In Re: Taxotere (Docetaxel)
Beginning in May 2022, the Company was named as a defendant, among various other manufacturers, in several product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 3023 (Civil Action No 22-1347 H(5)), or the Multidistrict Litigation. The claims are for personal injuries allegedly arising out of the use of docetaxel.

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

Patentees filed suit against Dr. Reddy’s Laboratories on May 13, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. Dr. Reddy’s answer was filed August 16, 2021. On December 27, 2021, Dr. Reddy’s moved for judgment on the pleadings, seeking a dismissal of all patents except the ‘887 patent. On January 27, 2022, the Court entered an agreed stipulation by the parties dismissing all patents except the ‘887. On February 8, 2022, consistent with that stipulation, Patentees filed an Amended Complaint removing the dismissed patents and adding U.S. Patent No 11,103,483. Dr. Reddy’s filed its Answer and Counterclaims to that Amended Complaint on February 22, 2022. Patentees’ filed their Counterclaim Answer on March 15, 2022. Fact discovery is ongoing. A claim construction hearing was held on September 15, 2022, and the case is set for trial on May 1, 2023.

Patentees filed suit against Accord Healthcare on June 29, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. On January 13, 2022, Accord filed a Motion to Dismiss for failure to state a claim. On January 26, 2022, Patentees filed a First Amended Complaint, removing all patents except the ‘887 patent and additionally asserting U.S. Patent No. 11,103,483. Accord filed its Answer and Counterclaims to that Amended Complaint on February 10, 2022. On February 28, 2022, Patentees filed their Answer to Accord’s Counterclaims. On March 29, 2022, the Court entered a schedule and consolidated this case with the above Dr. Reddy’s case. Fact discovery is ongoing. A claim construction hearing was held on September 15, 2022, and the case is set for trial on May 1, 2023.

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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company, Apotex, Inc. and Apotex Corp.,
Celerity Pharmaceuticals, LLC - (Belrapzo®)

Slayback, Apotex, and Celerity Pharmaceuticals, LLC (“Celerity”) filed NDAs referencing Eagle’s Belrapzo NDA. The Company filed suits against Slayback, Apotex, and Celerity in the United States District Court for the District of Delaware on August 31, 2021 (Slayback and Apotex) and on January 11, 2022 (Celerity) alleging infringement of U.S. Patent No. 11,103,483. On September 22, 2021, both Slayback and Apotex filed their Answers. On September 29, 2022, trial was held in the suit against Slayback and Apotex. On October 25, 2022, the Court issued its opinion and entered a judgment of non-infringement with respect to Slayback and Apotex. The Company filed a notice of appeal on October 26, 2022. On February 2, 2022, Celerity moved to dismiss the pending complaint. In response, the Company filed an Amended Complaint on March 1, 2022. Celerity filed its Answer to the Company’s Amended Complaint on March 22, 2022. On April 19, 2022, Celerity moved for judgment on the pleadings. Briefing on that motion is closed and a decision is pending. On June 24, 2022, the Court entered a schedule coordinated with the above Accord and Dr. Reddy’s cases. Fact discovery is ongoing. A claim construction hearing was held on September 15, 2022. On October 28, 2022, the parties filed a proposed stipulated judgment of non-infringement, which is pending entry by the Court. The case is set for trial on May 1, 2023.

Eagle Pharmaceuticals, Inc. v. Accord Healthcare Inc., Accord Healthcare Ltd., and Intas Pharmaceuticals Ltd. - (Belrapzo®)

Accord filed an NDA referencing Eagle's Belrapzo NDA. Accord’s NDA includes challenges to one or more of the Belrapzo Orange Book-listed patents. On May 27, 2022, the Company filed a suit against Accord in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 10,010,533, and 11,103,483. On July 6, 2022 the Company filed a First Amended Complaint, removing all patents except the ‘483 patent. Accord filed its Answer and Counterclaims on July 20, 2022. The Company filed its Answer to Accord’s Counterclaims August 9, 2022. On September 20, 2022, the Court entered a schedule consolidating this case with the above Accord and Dr. Reddy’s cases. Fact discovery is ongoing. A claim construction hearing was held on September 15, 2022, and the case is set for trial on May 1, 2023.

Par Pharmaceutical, Inc. et al. v. Eagle Pharmaceuticals, Inc. (Vasopressin)
On May 31, 2018, Par Pharmaceutical, Inc., Par Sterile Products, LLC, and Endo Par Innovation Company, LLC (together, “Par”) filed suit against the Company in the United States District Court for the District of Delaware. Par alleged patent infringement based on the filing of the Company’s ANDA seeking approval to manufacture and sell the Company’s vasopressin product. The Company’s vasopressin product is an alternative to Vasostrict, which is indicated to increase blood pressure in adults with vasodilatory shock (e.g., post-cardiotomy or sepsis) who remain hypotensive despite fluids and catecholamines. The Company answered the complaint on August 6, 2018, and filed an amended answer and counterclaims on October 30, 2019. The court issued a Markman ruling on July 1, 2019. On December 20, 2019, Par dismissed with prejudice claims of three of the patents asserted against Eagle, and the Court entered an Order reflecting that dismissal on December 27, 2019. Mediation took place on March 3, 2020. On April 17, 2020, we submitted a letter requesting leave to file a motion for summary judgment of non-infringement. Par’s responsive letter was submitted on May 8, 2020. On May 18, 2020, the court said it would hear non-infringement arguments at trial and not through summary judgment. Fact discovery ended in October 2019, and expert discovery ended in February 2020. Due to the COVID-19 pandemic, the trial, which was scheduled to begin May 18, 2020, was rescheduled to and occurred on July 7-9, 2021. Post-trial briefing was submitted on July 28, 2021. The Court issued an opinion on August 31, 2021 and entered a final judgment of non-infringement in favor of Eagle on September 16, 2021. Par filed a Notice of Appeal of the final judgment on September 22, 2021, and the appeal was docketed with the United States Court of Appeals for the Federal Circuit on September 23, 2021. Par filed its principal appeal brief on December 6, 2021, Eagle filed its responsive appeal brief on February 1, 2022, and Par filed its reply appeal brief on February 22, 2022. Oral argument occurred before the Federal Circuit on July 7, 2022. On August 18, 2022, the Federal Circuit affirmed the District Court’s finding of non-infringement, and on September 26, 2022, the Federal Circuit issued the formal mandate. The FDA approved Eagle’s ANDA on December 15, 2021. On December 16, 2021, Par filed an emergency motion for temporary restraining order and preliminary injunction in the district court to enjoin Eagle from launching its product, but Par voluntarily withdrew the motion on December 20, 2021. Eagle commercially launched its ANDA product in January 2022. The 30-month stay of FDA approval expired on October 17, 2020.

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
12. License and Collaboration Agreements

License agreement with Combioxin

In August 2021, we entered into a license agreement with Combioxin, SA under which the Company was granted exclusive, worldwide development and commercialization rights to CAL02, a novel first-in-class anti-infective agent ready for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs. The Company will be solely responsible for the development, regulatory, manufacturing and commercialization activities of CAL02. Combioxin will assist the Company in transitioning the manufacturing and supply of CAL02 to the Company.

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

Collaboration with Tyme (now merged with Syros)
On January 7, 2020, Tyme Technologies, Inc. (“Tyme”) and we announced a strategic collaboration to advance SM-88, an oral product candidate for the treatment of patients with cancer. SM-88 is an investigational agent in two Phase II studies, one for pancreatic cancer and another for prostate cancer.
In September 2022, Syros announced the closing of its merger with Tyme pursuant to which Syros acquired Tyme. The combined company will be known as Syros going forward.
Under the terms of a related co-promotion agreement, we would be responsible for 25% of the promotional sales effort of SM-88 and would receive 15% royalty on the net revenues of SM-88 in the United States. Syros is responsible for clinical development, regulatory approval, commercial strategy, marketing, reimbursement and manufacturing of SM-88. Syros retains the remaining 85% of net U.S. revenues and reserves the right to repurchase our U.S. co-promotion right for $200.0 million.

Our equity investment in Syros is included in Other assets on our condensed consolidated balance sheet. For the three months ended September 30, 2022 and 2021, the fair value adjustments for the equity investment were a gain of $22.0 thousand and a loss of $2.3 million, respectively. For the nine months ended September 30, 2022 and 2021, the fair value adjustments for the equity investment were a loss of $3.2 million and a loss of $1.9 million, respectively. These adjustments were recorded in Other (expense) income on our condensed consolidated statements of operations.

13. Convertible Promissory Note

During the first quarter of 2021, we invested $5 million in a convertible promissory note (the "note") of a privately held clinical-stage biotechnology company (the "issuer"). The note bears an 8% annual interest rate and has an 18-month term. The issuer is not required to make any principal or interest payments until the end of the term. The note, along with any accrued interest, may automatically convert into equity securities of the issuer under either a financing event or a change in control event as defined in the convertible promissory note agreement. The issuer's product development efforts could encounter technical or other difficulties that could increase their development costs more than expected.

The issuer did not have sufficient cash and was unable to obtain additional capital to be able to repay the convertible promissory note with accrued interest at the end of the term. As of September 30, 2022, we impaired the note, accrued interest, as well as the value of the embedded derivative related to the equity conversion feature contained in the note.

The following table summarizes the activity during the three months ended September 30, 2022;

	June 30, 2022	Fair Value Adjustments to the note	Accretion of Discount	Estimated Credit Loss	Interest Income	Fair Value Adjustment to Embedded Derivative	September 30, 2022
Fair value of the note	$5,510	$(5,510)	$—	$—	$—	$—	$—
Discount on the note	(36)	36	—	—	—	—	—
Estimated Credit Loss	(820)	—	—	820	—	—	—
Convertible Promissory Note, net	$4,654	$(5,474)	$—	$820	$—	$—	$—

Embedded Derivative	$1,026	$—	$—	$—	$—	$(1,026)	$—

Interest Receivable	$530	$—	$—	$(530)	$—	$—	$—

Total in Other Current Assets	$6,210	$(5,474)	$—	$290	$—	$(1,026)	$—

The following table summarizes the amounts recorded and activity during the nine months ended September 30, 2022;

	December 31, 2021	Fair Value Adjustments to the note	Accretion of Discount	Estimated Credit Loss	Interest Income	Fair Value Adjustment to Embedded Derivative	September 30, 2022
Fair value of the note	$4,906	$(4,906)	$—	$—	$—	$—	$—
Discount on the note	(127)	—	127	—	—	—	—
Estimated Credit Loss	(758)	—	—	758	—	—	—
Convertible Promissory Note, net	$4,021	$(4,906)	$127	$758	$—	$—	$—

Embedded Derivative	$962	$—	$—	$—	$—	$(962)	$—

Interest Receivable	$329	$—	$—	$(329)	$—	$—	$—

Total in Other Current Assets	$5,312	$(4,906)	$127	$429	$—	$(962)	$—

14. Business Acquisition

On June 9, 2022, we completed our previously announced acquisition of the entire issued share capital of Acacia for cash consideration and common stock totaling 94.7 million euros, the equivalent of 0.90 euros per share, and an aggregate of 516,024 shares of our common stock. Each shareholder of Acacia received 0.68 euros in cash and 0.0049 shares of our common stock. Acacia is a hospital pharmaceutical company focused on the development and commercialization of new products aimed at improving the care of patients undergoing significant treatments such as surgery and other invasive procedures. The transaction was entered to expand our current portfolio of FDA approved hospital products with the addition of Barhemsys and Byfavo.

We evaluated the Business Acquisition under ASC 805, Business Combinations and ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. We concluded that substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar identifiable assets. The transaction does not pass the screen test and thus management performed an assessment to determine if the acquired entities met the definition of a business. For the assessment, management considered whether it has acquired (i) inputs, (ii) processes, and (iii) outputs. Under ASC 805, to be considered a business, a set of activities and assets is required to have only the first two of the three elements, which together are or will be used in the future to create outputs. Management determined that the acquired entities met the definition of a business since we acquired inputs, processes capable of producing outputs and outputs.

Therefore, the acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. During the three months ended September 30, 2022, we recorded certain measurement period adjustments that totaled $1.3 million. The impact of these measurement period adjustments were recorded as a reduction to goodwill, reducing the initial goodwill balance of $3.3 million recorded in the three months ended June 30, 2022. The amount recognized will be finalized as the information necessary to complete the analysis is obtained but no later than one year after the acquisition date.

The fair value of the consideration totaled $100.4 million, summarized as follows (in thousands):

Fair Value of Consideration
Cash consideration	$76,708
Fair value of Eagle common stock issued	23,645
$100,353

We recorded the assets acquired and liabilities assumed as of the date of the acquisition based on the information available as of that date. As we finalize the fair values of the assets acquired and liabilities assumed, purchase price adjustments may be recorded during the measurement period and such adjustments could be material. We will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Preliminary Purchase Price Allocation as of acquisition date	Measurement Period Adjustments	Preliminary Purchase Price Allocation as of September 30, 2022
Cash	$2,556	$—	$2,556
Net working capital, excluding cash	(2,158)	—	(2,158)
Inventory	26,942	—	26,942
Intangible assets	104,000	—	104,000
Debt	(28,503)	—	(28,503)
Deferred tax liability, net	(4,536)	—	(4,536)
Fair value of net assets acquired	98,301	—	98,301
Goodwill	3,315	(1,263)	2,052
	$101,616	$(1,263)	$100,353

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

We incurred approximately $1.1 million and $12.4 million in acquisition-related expenses, which were included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. These expenses primarily consist of legal fees and success fees paid to third party advisors. The results of Acacia operations have been included in our condensed consolidated statements of operations beginning on the acquisition date. The acquired business contributed revenues of $0.9 million and net loss of $15.5 million to us for the period from June 9, 2022 to September 30, 2022.

The goodwill recorded related to the acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of acquisition. The goodwill recorded is not deductible for tax purposes.

Pro Forma Financial Information:

The following table provides unaudited pro forma financial information for the three-month and nine-month periods ended September 30, 2022 and 2021 as if the acquisition of Acacia had occurred as of January 1, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$65,901	$48,400	$257,093	$90,090

Net (loss) income	$(7,131)	$(14,905)	$10,752	$(41,471)

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

15. Investment in Enalare Therapeutics Inc.

On August 8, 2022, we and Enalare Therapeutics Inc. (“Enalare”) entered into a Securities Purchase Agreement, pursuant to the terms of the Shares Purchase Agreement ("SPA"), we are obligated to further invest in Enalare, an additional $12.5 million no later than February 2023 and may invest an additional $30 million, subject to the completion of certain development milestones. Concurrently with the execution of the SPA, we also entered into a Security Purchase Option Agreement ("SPOA"), pursuant to which we were granted an option to acquire all of the remaining outstanding shares of Enalare other than those that we already own, subject to the terms and conditions of the agreement. The term of the Purchase Option (the "Option Period") commenced on August 8, 2022 and will end upon the earlier of (x) 90 days following the FDA communication of proceed to clinical for a Phase 3 clinical study for a Product Candidate or (y) June 30, 2027. Enalare shall not initiate Phase 3 pivotal studies prior to the end of the Option Period and we shall have reasonable access to all relevant data and documents following the Phase 3 Milestone (as defined in the Option Agreement).

Upon entering the Purchase Agreement, we recorded an equity investment in the amount of $8.4 million, an asset related to the acquisition right in the amount of $8.1 million and a forward liability of $4.1 million related to the contractual obligation to invest another $12.5 million within six months from August 2022 in accordance with ASC 321 Investments – Equity Securities. We used a probability factor to value the asset related to the acquired acquisition rights based on management's best estimate, including the probability of completion of certain development milestones. The equity stake was accounted for as an non-RDFV investment. The equity investment, acquisition right, and forward liability was reported at fair value as of September 30, 2022.

Summarized financial information of our investment and equity ownership in Enalare for the three months ending September 30, 2022 is presented below:

	Beginning balance as of June 30, 2022	Additions during period	Adjustments	Ending balance as of September 30, 2022
Non-RDFV Investment (Other assets)	$—	$8,438	$—	$8,438
Acquisition Rights (Other assets)	—	$8,125	—	$8,125
Forward Liability (Accrued expenses and other liabilities)	—	$(4,063)	—	$(4,063)
Total, net	$—	$12,500	$—	$12,500
16. Subsequent Event
On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (“Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative (the “Administrative Agent”) and the lenders party thereto, which replaced the Prior Credit Agreement, dated as of November 8, 2019. The terms and amounts borrowed under the Third Amended Credit Agreement includes a drawn term loan of $50 million and a $100 million revolving credit facility of which $15 million was drawn on November 1, 2022. On the effective date for the Third Amended Credit Agreement, we borrowed $15 million under the revolving credit facility and $50 million under the term loan facility. Approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Prior Credit Agreement, to repay certain indebtedness of Acacia, and for other corporate purposes. The new maturity date of the schedule of principal payments for each of the revolving credit facility and the term loan facility is October 31, 2025, unless required to mature earlier or extended pursuant to the terms of the Third Amended Credit Agreement.

Loans under the Third Amended Credit Agreement bear interest, at our option, at a rate equal to either (a) the SOFR rate, plus a credit adjustment spread, plus an applicable margin ranging from 2.50% to 3.25% per annum, based upon the total net leverage ratio (as defined in the Third Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.50% to 2.25% per annum, based upon the total net leverage ratio. We are required to pay a commitment fee on the unused portion of the new revolving credit facility in the Third Amended Credit Agreement at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.

The term loan facility payments will be made in quarterly installments in an amount equal to $1.25 million per fiscal quarter for each fiscal quarter ended after the closing date for the Third Amended Credit Agreement through the fiscal quarter ended September 30, 2023, and in an amount equal to $2.5 million per fiscal quarter for each fiscal quarter thereafter.

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

With several pipeline projects underway and the potential for product launches over the next several years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file, first-to-market or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including acute radiation syndrome, traumatic brain injury/concussion and Alzheimer’s disease as well as investigations of compounds such as EA-114 (our fulvestrant product candidate) for patients with HR-positive advanced breast cancer. Our clinical development program also includes a license agreement with Combioxin, SA under which the Company was granted exclusive, worldwide development and commercialization rights to CAL02, a novel first-in-class anti-infective agent for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs and a license agreement with AOP Orphan Pharmaceuticals GmbH, a member of the AOP Health Group (“AOP Orphan”), for the commercial rights to its product, landiolol in the United States. Landiolol is a leading hospital emergency use product, which is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias.

Recent Developments
Enalare Investment
On August 8, 2022, we and Enalare Therapeutics Inc. (“Enalare”) entered into a Securities Purchase Agreement, pursuant to which we have committed to provide equity investments of up to $55 million in Enalare, subject to the completion of certain development milestones (the “Purchase Agreement”). Concurrently with the execution of the Purchase Agreement, we, Enalare and holders of all of the outstanding capital stock, and any securities or options exercisable for capital stock, of Enalare (the “Securityholders”) entered into a Security Purchase Option Agreement, pursuant to which we were granted an option (the “Purchase Option”) to acquire all of the remaining outstanding shares of Enalare other than those that we already own, subject to the terms and conditions of the agreement (the “Option Agreement”). The term of the Purchase Option (the “Option Period”) commenced on August 8, 2022 and will end upon the earlier of (x) 90 days following the FDA communication of proceed to clinical for a Phase 3 clinical study for a Product Candidate or (y) June 30, 2027. Enalare shall not initiate Phase 3 pivotal studies prior to the end of the Option Period and we shall have reasonable access to all relevant data and documents following the Phase 3 Milestone (as defined in the Option Agreement).

ENA-001 is an investigational, portfolio of novel new chemical entities being developed by Enalare as an agnostic respiratory stimulant for multiple patient populations experiencing acute respiratory depression. The initial targeted indications include post-operative respiratory depression; community drug overdose; and Apnea of Prematurity, a common condition in preterm infants. FDA granted Orphan Drug Designation to ENA-001 for the treatment of Apnea of Prematurity (“AoP”). AoP is a development disorder attributed to immaturity of the pulmonary system characterized by either cessation of breathing for more than 20 seconds or cessation of breathing that lasts less than 20 seconds but is accompanied by either bradycardia or hypoxemia.

Third Amended and Restated Credit Agreement
On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto, which replaced our existing credit agreement, dated as of November 8, 2019 (the “Prior Credit Agreement”). The terms and amounts borrowed under the Third Amended Credit Agreement includes a drawn term loan of $50 million and a $100 million revolving credit facility of which $15.0 million was drawn on November 1, 2022. In addition, approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Prior Credit Agreement, and we currently intend to use the remaining proceeds to repay certain indebtedness of our wholly-owned subsidiary, Acacia Pharma Group Limited, and for other corporate purposes. The new maturity date of the schedule of principal payments for each of the revolving credit facility and the term loan facility is October 31, 2025, unless required to mature earlier or extended pursuant to the terms of the Third Amended Credit Agreement.

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

Landiolol
On June 1, 2022, we announced that AOP Orphan, with whom we entered into a licensing agreement in August 2021, submitted an NDA to the FDA for landiolol, a short-acting, intravenous (“IV”), cardio-selective beta-1 adrenergic blocker. The submission seeks approval for landiolol for the short-term reduction of ventricular rate in patients with supraventricular tachycardia (“SVT”), including atrial fibrillation and atrial flutter. The FDA’s decision with respect to approval is expected in mid-2023. Patient enrollment for a study of pediatric patients with supraventricular tachycardia is underway in Europe.

PEMFEXY
On February 1, 2022, we announced the commercial availability of our novel product PEMFEXY® (pemetrexed for injection). A branded alternative to ALIMTA®, Eagle's PEMFEXY is a ready-to-use liquid with a unique J-code approved to treat nonsquamous non-small cell lung cancer and mesothelioma.

In February 2020, Eagle received final approval from the FDA of its New Drug Application ("NDA") for PEMFEXY, following the settlement agreement of patent litigation with Eli Lilly and Company (NYSE: LLY) in December 2019. The agreement provided for a release of all claims by the parties and allows for an initial entry of PEMFEXY into the market (equivalent to approximately a three-week supply of current ALIMTA utilization) on February 1, 2022 and a subsequent uncapped entry on April 1, 2022.

Vasopressin
On January 18, 2022, we announced the commercial availability of our recently approved product, vasopressin, an A-rated generic alternative to Vasostrict®.

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

Fulvestrant
Based on discussions with the FDA, we reformulated and commenced human pilot studies of our fulvestrant product candidate for the treatment of HR+/HER- advanced breast cancer shortly.

CAL02
We submitted an IND to the FDA for CAL02, a novel first-in-class broad-spectrum anti-virulence agent for the treatment of severe community-acquired bacterial pneumonia (“SCABP”). The IND filing includes a protocol for a global Phase 2 study to evaluate the efficacy and safety of CAL02 when added to standard of care therapy in patients with SCABP.

We expect to start a Phase 2b/3 clinical trial for CAL02 patients later in 2022, during pneumonia season. In August 2021, we entered into a license agreement with Combioxin SA under which we were granted exclusive, worldwide development and commercialization rights to CAL02, a novel approach to the treatment of severe bacterial pneumonia.

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

COVID-19 Business Update
In response to the ongoing COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s daily communication to address employee and business concerns and providing frequent updates to the Board. While we have experienced variable financial and operational impacts to date, the ongoing COVID-19 pandemic, including the global economic slowdown, government measures taken in response thereto, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic, could materially adversely affect our business, financial condition, results of operations and growth prospects. We continue to closely monitor the COVID-19 pandemic as we evaluate and evolve our business plans and response strategy. The impact of the COVID-19 pandemic on our business and financial condition is more fully described below in Trends and Uncertainties.

In addition, we continue to monitor the impacts of other global and worsening macroeconomic conditions, such as global geopolitical tension, increasing inflation and interest rates, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices.

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
Product Sales. Through September 30, 2022, we have recognized revenues from product sales including Pemfexy, vasopressin, Ryanodex, Belrapzo, Bendeka, Treakisym, BARHEMSYS and BYFAVO. Sales of Bendeka and Treakisym were made to our commercial partners, Teva and SymBio, respectively. Sales to our commercial partners are typically made at little or no profit for resale. Pemfexy, vasopressin, Ryanodex Belrapzo, BARHEMSYS and BYFAVO were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.

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
•unit sales prices charged by Teva, net of any sales reserves; and
•the level of orders submitted to Teva by wholesalers, hospitals and surgery centers.
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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended September 30, 2022 reflects certain non-deductible executive compensation, partially offset by credits for research and development activity. The effective tax rate for the three months ended September 30, 2021 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Syros Pharmaceuticals, Inc. ("Syros"), following the merger of Tyme Technologies, Inc. (“Tyme”) and Syros on September 16, 2022, certain non-deductible executive compensation and changes in state filing positions, partially offset by credits for research and development activity.

Results of Operations
Comparison of Three Months Ended September 30, 2022 and 2021
Revenues

	Three Months Ended September 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Product sales, net	$38,086	$12,124	$25,962
Royalty revenue	24,007	27,729	(3,722)
License and other revenue	3,808	—	3,808
Total revenue	$65,901	$39,853	$26,048

Our product sales increased $26 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily attributable to product sales of $13.8 million for vasopressin and product sales of Pemfexy of $1.7 million, each of which launched in the first quarter of 2022. We also had higher product sales for Ryanodex, Bendeka, and Belrapzo of $3.1 million, $3.0 million and $3.6 million, respectively, primarily driven by volume increases. Product sales for the three months ended September 30, 2022 also included our recently acquired Barhemsys and Byfavo products, which totaled $0.8 million.

Our royalty revenue decreased $3.7 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily as a result of a decrease in royalty revenue from our share of Teva's Bendeka sales.

During the three months ended September 30, 2022, we earned a sales milestone of $3.8 million from Symbio related to a contractual milestone for aggregate net sales of Treakisym.

Cost of revenue

	Three Months Ended September 30,		Increase
	2022	2021
	(in thousands)
Cost of product sales	$20,869	$5,486	$15,383
Cost of royalty revenue	2,782	2,773	9
Total cost of revenue	$23,651	$8,259	$15,392

Our cost of product sales increased by $15.4 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This was primarily attributable to the cost of product sales of vasopressin of $7.1 million, which launched in 2022. There were also increases of $2.7 million in Bendeka and $1.2 million in Belrapzo cost of product sales resulting from higher unit sales. We also recorded $2.9 million of amortization expenses related to intangible assets acquired with Acacia in June 2022.

Our cost of royalty revenue was almost unchanged during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and included royalties we paid on our bendamustine franchise products. This was primarily attributable to costs related to the royalty revenue for Treakisym.

Research and development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended September 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Fulvestrant	$1,676	$729	$947
Vasopressin	13	2,086	(2,073)
Ryanodex related projects	80	—	80
CAL02	3,351	10,000	(6,649)
Landiolol	214	5,000	(4,786)
Pemfexy	—	1,386	(1,386)
All other projects	690	602	88
Salary and other personnel related costs	3,302	3,486	(184)
Research and development	$9,326	$23,289	$(13,963)

Our research and development expenses decreased $14.0 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was primarily due to lower spend of $6.6 million on CAL02 and $4.8 million on landiolol due to the upfront license fees paid in Q3 2021 and non-recurrence of development costs of $2.1 million on vasopressin and $1.4 million on PEMFEXY. This was partially offset by an increase in spend on fulvestrant of $0.9 million compared to the three months ended September 30, 2021.
Selling, general and administrative

	Three Months Ended September 30,		Increase
	2022	2021
	(in thousands)
Selling, general and administrative	$23,462	$18,482	$4,980

Our selling, general and administrative expenses increased $5.0 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily related to $1.1 million of external sales and marketing and $1.2 million of headcount costs for BARHEMSYS and BYFAVO re-launches, $1.1 million of financial and other professional fees, $0.6 million of severance related to the integration of Acacia, $0.5 million of external legal costs, and $0.2 million of sales and marketing costs for PEMFEXY, partially offset by lower general and administrative head count costs.

Other expense, net

	Three Months Ended September 30,		Increase
	2022	2021
	(in thousands)
Interest income	$(444)	$197	$(641)
Interest expense	(1,147)	(396)	(751)
Other expense	(11,534)	(2,284)	(9,250)
Total other expense, net	$(13,125)	$(2,483)	$(10,642)

Our interest income decreased by $0.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily due to write-off $0.5 million of interest receivable associated with the convertible promissory note which was written-off during the third quarter 2022.

Our interest expense increased by $0.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was due to our higher level of outstanding debt during the three months ended September 30, 2022.

Our other expense was a net expense of $11.5 million for the three months ended September 30, 2022 as compared to a net expense of $2.3 million for the three months ended September 30, 2021. The change was primarily due to a $6.4 million loss related to foreign exchange losses and forward contracts settled during the period, and a $4.2 million loss related to fair value adjustments related to a promissory note write off, partially offset by small gain related to fair value adjustments on our investment in Syros during the three months ended September 30, 2022.

Income tax provision

	Three Months Ended September 30,
	2022	2021
	(in thousands)
(Provision) benefit for income taxes	$(3,468)	$7,038
Effective tax rate	(95)%	56%

Our effective tax rate for the three months ended September 30, 2022, reflects an interim tax provision resulting from the impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia. The effective tax rate for the three months ended September 30, 2021 reflects the impact of a valuation allowance established and certain non-deductible executive compensation, partially offset by credits for research and development activity.

Comparison of Nine Months Ended September 30, 2022 and 2021
Revenues

	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Product sales, net	$177,375	$48,865	$128,510
Royalty revenue	74,728	80,361	(5,633)
License and other revenue	3,808	—	3,808
Total revenue	$255,911	$129,226	$126,685

Our product sales increased $128.5 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily attributable to product sales of Pemfexy and vasopressin, which each launched in the first quarter of 2022, which combined for $114.9 million of product sales, net. We also had higher product sales of Bendeka of $4.5 million, Belrapzo of $4.2 million, each due to unit volume, and Ryanodex of $3.6 million due to volume and price increases.

Our royalty revenue decreased $5.6 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily as a result of lower royalties on Teva's sales of Bendeka of $9.3 million, which were partially offset by royalties on Symbio's sales of Treakisym of $3.7 million.

During the nine months ended September 30, 2022, we earned a sales milestone of $3.8 million from Symbio related to sales of Treakisym.

Cost of revenue

	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Cost of product sales	$67,216	$21,835	$45,381
Cost of royalty revenue	7,854	8,036	(182)
Total cost of revenue	$75,070	$29,871	$45,199

Our cost of product sales increased $45.4 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was primarily attributable to the product launches of Pemfexy and vasopressin in 2022, which combined for cost of sales of $34.4 million in the nine months ended September 30, 2022, as well as increases of $4.4 million for Bendeka and $1.8 million for Belrapzo, each related to higher unit sales. We also recorded $3.6 million of amortization expenses related to intangible assets acquired with Acacia in June 2022.

Our cost of royalty revenue decreased $0.2 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily as a result of a decrease in royalty revenue on Teva’s sales of Bendeka. Partially offset by higher cost of royalty associated with Treakisym.

Research and development

	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021
	(in thousands)
Fulvestrant	$8,594	$5,207	$3,387
Vasopressin	(591)	7,297	(7,888)
Ryanodex related projects	512	3,625	(3,113)
CAL02	6,737	10,000	(3,263)
Landiolol	367	5,000	(4,633)
Pemfexy	(56)	2,502	(2,558)
All other projects	1,425	2,475	(1,050)
Salary and other personnel related costs	9,883	11,382	(1,499)
Research and development	$26,871	$47,488	$(20,617)

Our research and development expenses decreased $20.6 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease primarily resulted from non-recurrence of development costs of $7.9 million for vasopressin, $3.1 million for Ryanodex related projects, $2.6 million related to Pemfexy and $1.5 million total decrease in salaries, bonus, severance, included with salary and other personnel related costs. Coupled with decreases for $3.3 million for the CAL02 project and $4.6 million for the Landiolol projects. These decreases were partially offset by an increase of $3.4 million in the fulvestrant project.

Selling, general and administrative

	Nine Months Ended September 30,		Increase
	2022	2021
	(in thousands)
Selling, general and administrative	$82,476	$54,997	$27,479

Our selling, general and administrative expenses increased $27.5 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase is primarily related to $9.8 million of professional fees related to the Acacia acquisition, $8.2 million of severance related to the integration of Acacia, $4.7 million of external legal costs, $2.0 million of increased salaries and bonus for increased in salesforce headcount, and $1.9 million of sales and marketing costs for Pemfexy, partially offset by a decrease in stock compensation expense of $2.2 million.

Other expense, net

	Nine Months Ended September 30,		(Decrease) / Increase
	2022	2021
	(in thousands)
Interest income	$(46)	$395	$(441)
Interest expense	(2,065)	(1,240)	825
Other expense	(21,254)	(1,797)	(19,457)
Total other expense, net	$(23,365)	$(2,642)	$(20,723)

Our interest income decreased $0.4 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease was primarily due to the impairment of $0.5 million of interest receivable associated with the convertible promissory note which was impaired during the third quarter 2022.

Our interest expense increased $0.8 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was due to higher outstanding debt during the nine months ended September 30, 2022.

Our other expense was a net expense amount of $21.3 million for the nine months ended September 30, 2022 as compared to the net expense of $1.8 million for the nine months ended September 30, 2021. The change was primarily due to a $12.8 million loss related to foreign exchange losses and a forward contract settled during the period and $3.2 million loss related to fair value adjustments on our investment in Syros during the nine months ended September 30, 2022.

Income tax provision

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
(Provision) benefit for income taxes	$(20,652)	$3,341
Effective tax rate	43%	58%

The effective tax rate for the nine months ended September 30, 2022, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia, partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash flows from operations and availability of borrowing under our revolving credit facility. Our primary uses of cash are to fund working capital requirements, including repayment of debt, product development costs and operating expenses. We may also use cash for business acquisitions or other strategic transactions, such as in our acquisition of Acacia. Cash and cash equivalents were $15.4 million and $99.7 million as of September 30, 2022 and September 30, 2021, respectively.

On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (“Third Amended Credit Agreement”),with the Administrative Agent and the lenders party thereto, which replaced the Prior Credit Agreement. The terms and amounts borrowed under the Third Amended Credit Agreement include a drawn term loan of $50 million and a $100 million revolving credit facility of which $15.0 million was drawn on November 1, 2022. In addition, approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Prior Credit Agreement, and we currently intend to use the remaining proceeds to repay certain indebtedness of our wholly-owned subsidiary, Acacia Pharma Group Limited, and for other corporate purposes. The new maturity date of the schedule of principal payments for each of the revolving credit facility and the term loan facility is October 31, 2025, unless required to mature earlier or extended pursuant to the terms of the Third Amended Credit Agreement.

For the nine months ended September 30, 2022, we generated net income of $27.5 million. As of September 30, 2022, our working capital surplus was $63.2 million.
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

Operating Activities:

Net cash used in operating activities for the nine months ended September 30, 2022 was $13.1 million. Net income for the period was $27.5 million enhanced by the net of non-cash adjustments of approximately $31.2 million from deferred income taxes, depreciation expense, amortization expense of right-of-use assets, amortization expense of intangible assets, fair value adjustments on equity investment, stock-based compensation expense, amortization of debt issuance costs, foreign exchange gains and losses, and other items. Net changes in working capital decreased cash from operating activities by approximately $46.4 million, due to changes in working capital accounts. The total amount of accounts receivable at September 30, 2022 was approximately $96.9 million, which included $69.1 million related to product sales and $27.8 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter.

Investing Activities:

Net cash used in investing activities for the nine months ended September 30, 2022 was $86.8 million, primarily as a result of our acquisition of Acacia coupled with an equity investment in Enalare of $12.5 million and $0.2 million for purchases of property and equipment.

Financing Activities:

Net cash used in financing activities for the nine months ended September 30, 2022 was $8.6 million, as a result of $6 million of principal payments for debt required by our Prior Credit Agreement, $18 million in payments related to the repurchases of our common stock, $1.3 million of payments associated with employee withholding tax upon vesting of stock-based awards, offset by $15 million from a drawdown from our revolving credit facility under the Credit Agreement coupled with $1.7 million in proceeds received from the exercise of employee stock options.

Trends and Uncertainties
During the three and nine months ended September 30, 2022, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
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
•Liquidity and Capital Resources: We believe that our future cash and cash equivalents and availability of borrowings under our Third Amended Credit Agreement flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months. We have based this estimate on assumptions that may prove to be wrong While the COVID-19 pandemic has not had, and we do not expect it to have, a material adverse effect on our liquidity, the situation continues to evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to be able to obtain future funding under the terms of the Third Amended Credit Agreement, for general corporate purposes and any strategic acquisitions.
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

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact on our results of operations during the three and nine months ended September 30, 2022 and, it could have a material adverse impact on our financial condition and results of operations in the future.

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
We continue to monitor the impacts of other global and worsening macroeconomic conditions, such as global geopolitical tension, increasing inflation and interest rates, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices.

Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the nine months ended September 30, 2022, as compared to the obligations disclosed in our Annual Report.
Our future material contractual obligations included the following as of September 30, 2022 (in thousands):

Obligations	Total	2022	2023	2024	2025	Beyond
Operating leases (1)	$3,621	$414	$1,672	$1,122	$413	$—
Credit facility and Term Loans (2)	59,324	35,000	4,257	12,162	7,905	—
Investment in Enalare (4)	12,500	—	12,500	—	—	—
Purchase obligations (3)	99,403	99,403	—	—	—	—
Total obligations	$174,848	$134,817	$18,429	$13,284	$8,318	$—
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
(2) Refer to Note 9. and Note 16. Subsequent Events for details of our Prior Credit Agreement, and the Third Amended Credit Agreement and term loans.
(3) As of September 30, 2022, we had purchase obligations in the amount of $99.4 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.
(4) We invested $12.5 million in Enalare at the time of entering the agreement in August 2022, and we are contractually obligated to invest another $12.5 million six months after August 2022. Refer to Note 15 for further details.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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

Based on their evaluation at September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On June 9, 2022, we completed the acquisition of Acacia. We have extended our oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to include Acacia’s operations. We continue to integrate the acquired operations of Acacia. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we may not realize some or all of the anticipated benefits of our investment in Enalare. Our ability to realize the anticipated benefits of our investment in Enalare will depend, to a large extent, on potential FDA submission, partnership with Biomedical Advanced Research and Development Authority and Orphan Drug Designation of ENA-001. There is no assurance that these development programs and regulatory activities will be completed successfully. In addition, pursuant to the terms of the Purchase Agreement, we are obligated to further invest in Enalare, including an additional $12.5 million no later than February 2023 and two additional $15.0 million milestone payments upon achievement of the milestones specified in the Purchase Agreement. The first $15.0 million investment shall occur upon the dosing of the first patient in a Phase 2 human clinical trial of any product containing the active ingredient ENA-001. The second $15.0 million investment shall occur when patient enrollment in the Phase 2 human clinical trial of a Product Candidate reaches 50%. We also have the option to to acquire all of the remaining outstanding shares of Enalare other than those already owned by us subject to the terms and conditions of the agreement. Given our rights and obligations under the Enalare agreement, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential. In addition, we may forego our option to acquire Enalare. There is no assurance that Enalare’s development programs will be successful and that the milestones will be achieved in the expected timeframe, or at all, or that we will exercise the option to purchase the remaining Enalare shares if and when such option were to become available. All of these factors could negatively impact our stock price.

We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our acquisition of Acacia Pharma and investment in Enalare. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.

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
By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was passed, which significantly changed health care financing by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Trump administration signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, the current U.S. President issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current Presidential administration will impact the ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the former U.S. Presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in May 2019, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. In a final rule issued by CMS on December 31, 2020, CMS established a broader definition for a “line extension” drug such that the line extension of the initial brand name listed drug would not need to be an oral solid dosage form. This final rule may impact the rebate amounts associated with our products and negatively affect the commercial success of our products. Additionally, on December 2, 2020, CMS published changes to the Medicare Physician Fee Schedule for Calendar Year 2021 that also may adversely impact the coverage and reimbursement of our products. Under the changes, CMS will assign certain 505(b)(2) drug products to existing multiple source drug codes because, according to CMS, some drug products approved under the 505(b)(2) pathway share similar labeling and uses with generic drugs that are assigned to multiple source drug codes. CMS noted that this change is consistent with efforts to “curb drug prices” and encourages competition among products that are described by one billing code and share similar labeling. On July 24, 2020 and September 13, 2020, the former U.S. Presidential administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of which have also been delayed until January 1, 2032.
On July 24, 2020 and September 13, 2020, the former U.S. Presidential administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of which have also been delayed until January 1, 2032. On November 20, 2020, CMS issued an interim final rule implementing the former President’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive team, which include our Chief Executive Officer and President, Chief Financial Officer, Chief Medical Officer. We are currently searching for a new Chief Medical Officer, which position is currently vacant. The loss of these executives' services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are "at will" employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2022, we had a total of 113 employees in the United States and one employee in the United Kingdom. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

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

In addition, our financial condition, results of operations, business and cash flow may be negatively affected by general economic, industry and market conditions in the global economy and in the global financial markets, such as rising inflation and interest rates, increased costs of goods, supply chain disruptions and uncertainty about economic stability and the financial markets. The global economy has experienced extreme volatility and disruptions from international conflicts, terrorism or other geopolitical events, such as the ongoing conflict between Russian and Ukraine, and related sanctions and other economic disruptions or concerns.  On February 24, 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions if the conflict continues or worsens. It is not possible to predict the broader consequences of the conflict, including related geo-political tensions, and the measures and retaliatory actions that will be taken by the United States and other countries in respect thereof, as well as any countermeasures or retaliatory actions Russia may take in response, are likely to cause regional instability and geo-political shifts and could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy. Additional actions that we or others may take in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products or products or our partners and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon our plans and programs. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business

We may be constrained by our obligations under our Third Amended Credit Agreement to operate our business to its full potential.

On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto, which replaced our existing credit agreement, dated as of November 8, 2019 (the “Prior Credit Agreement”). The terms and amounts borrowed under the Third Amended Credit Agreement includes a drawn term loan of $50 million and a $100 million revolving credit facility of which $15.0 million was drawn on November 1, 2022. In addition, approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Prior Credit Agreement. The new maturity date of the schedule of principal payments for each of the revolving credit facility and the term loan facility is October 31, 2025, unless required to mature earlier or extended pursuant to the terms of the Third Amended Credit Agreement.

The Third Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our consolidated subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Third Amended Credit Agreement, we are required to comply with (a) a maximum total net leverage ratio, (b) a fixed charge coverage ratio and (c) a minimum liquidity covenant. These terms may restrict our ability to operate our business in the manner we deem most effective or desirable, and may restrict our ability to fund our operations through new public offerings of our common stock or strengthen our candidate development pipeline through acquisitions or licenses which cause us to exceed our maximum senior secured net leverage ratio.

Failure to comply with the representations and warranties or affirmative and negative covenants could constitute an event of default which, if continued beyond the cure period, would allow the Administrative Agent, at the request of or with the consent of the lenders holding a majority of the loans and commitments under the facility, to terminate the commitments of the lenders to make further loans and declare all the obligations of the loan parties under the Third Amended Credit Agreement to be immediately due and payable, either of which could harm our business.

In addition, our obligations under the Third Amended Credit Agreement are secured by a pledge of substantially all of our assets. If we are unable to pay our obligations when due, the Administrative Agent on behalf of the lenders could proceed to protect and enforce their rights under the Third Amended Credit Agreement, including by foreclosure on the assets securing our obligations under the Third Amended Credit Agreement). The foregoing would materially and adversely affect our business.

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

We made the following purchases of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
				(dollars in thousands)
July 1, 2022 to July 31, 2022	—	N/A	—	95,735
August 1, 2022 to August 31, 2022	273,899	$36.38	273,899	85,784
September 1, 2022 to September 30, 2022	—	N/A	—	85,784
Total	273,899		273,899

(1) All shares repurchased by us during the three months ended September 30, 2022 were repurchased pursuant to the Share Repurchase Program, described above.

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
Third Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated November 1,. 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 333-36306, filed on November 3, 2022)

10.4	(1)+	Settlement and License Agreement, by and between Teva Pharmaceuticals International GmbH and Cephalon, Inc. and the Registrant and Hospira, Inc., dated April 18, 2022.
31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1) Filed herewith.

+Certain portions of the exhibit (indicated by black out bars) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.
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

EAGLE PHARMACEUTICALS, INC.

DATED: November 9, 2022	By:	/s/ Scott Tarriff
Scott Tarriff
(On behalf of the Registrant and as President and Chief Executive Officer as Principal Executive Officer)

DATED: November 9, 2022	By:	/s/ Brian J. Cahill
Brian J. Cahill
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)