Form 10-K
period 2022-12-31
EAGLE PHARMACEUTICALS, INC.
filed 2023-03-23
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $412,548,056 computed by reference to the last reported sale price of $44.43 per share as reported by The Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 16, 2023 was 13,084,243 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for our 2023 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Eagle Pharmaceuticals, Inc.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “prospects,” “outlook,” “goal” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•statements related to our expectations with respect to the potential benefits to us from our acquisition of Acacia Pharma;
•the potential benefits and commercial potential of our approved products, including rapidly infused bendamustine ready-to-dilute (“RTD”), or Bendeka, Treakisym, Ryanodex® (dantrolene sodium), or Ryanodex, bendamustine ready-to-dilute 500ml solution, or Belrapzo, BARHEMSYS®, BYFAVO®, PEMFEXY®, and vasopressin, for approved indications and any expanded uses;
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
•our ability to conduct a strategic transaction/acquisition on expected timing, favorable terms or at all;
•our ability to attract collaborators with development, regulatory and commercialization expertise;
•the size and growth potential of the markets for our products and product candidates, and our ability to serve those markets;
•the impact of the coronavirus 2019, or COVID-19, pandemic on our business and operations, results of operations and financial performance including: disruption in the sales of our marketed products; delays, interruptions or other adverse effects to clinical trials and patient enrollment; delays in regulatory review; manufacturing and supply chain interruptions; and the adverse effects on healthcare systems, volatility of the financial and credit markets and disruption of the global economy overall;
•the impact of geopolitical events, such as the ongoing conflict between Russia and Ukraine and related sanctions, and macroeconomic conditions, such as rising inflation and interest rates and uncertainty in credit and financial markets, on our business and operations, results operations and financial performance;
•the diversion of healthcare resources away from the conduct of clinical trials as a result of the COVID-19 pandemic, including the diversion of hospitals and doctor offices serving as locations for administration of our products, including Bendeka and hospital staff supporting the conduct of such administration;
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

NOTE REGARDING COMPANY REFERENCES

References to the “Company,” “Eagle Pharmaceuticals,” “Eagle,” “we,” “us” or “our” mean Eagle Pharmaceuticals, Inc., a Delaware corporation, together with its subsidiaries, references to “Eagle Biologics” mean Eagle Biologics, Inc., “Eagle Research Lab” means Eagle Research Lab Limited, and reference to "Acacia Pharma" mean Acacia Pharma Group plc.

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
k.Our commercial success depends upon attaining significant market acceptance of our products and product candidates, if approved, among physicians, nurses, pharmacists, patients and the medical community.
l.A substantial portion of our total revenues is derived from sales of a limited number of products.
m.The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.
n.We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
o.We rely on limited sources of supply for our products and product candidates, and any disruption in the chain of supply may impact production and sales of our products and cause delay in developing and commercializing our product candidates.
p.We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.
q.We may fail to realize all of the anticipated benefits of the Acacia Pharma acquisition, those benefits may take longer to realize than expected, or we may encounter integration difficulties.
r.Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
s.We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
t.If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.
u.Our stock price may continue to fluctuate significantly.
v.There is no assurance that our Share Repurchase Program will result in repurchases of our common stock or enhance long term stockholder value.
w.Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
x.Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Table of Contents

EAGLE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2022

PART I
Item 1. Business
Company Overview
Organization
We are a pharmaceutical company registered at and with principal offices at 50 Tice Boulevard, Suite 315, Woodcliff Lake, New Jersey 07677. We also have a research and development facility in Cambridge, Massachusetts, office space in Palm Beach Gardens, Florida and Indianapolis, Indiana.

Business
We are a fully integrated pharmaceutical company with research and development, clinical, manufacturing and commercial expertise. We are committed to developing innovative medicines that result in meaningful improvements in patients’ lives.

Our science-based business model has a proven track record with the U.S. Food and Drug Administration ("FDA") approval and commercial launches of six products: PEMFEXY® (pemetrexed for injection), vasopressin, an A-rated generic alternative to Vasostrict®, Ryanodex® (dantrolene sodium) ("Ryanodex"), bendamustine RTD 500ml solution ("Belrapzo"), rapidly infused bendamustine RTD ("Bendeka") and bendamustine ready-to-dilute and rapidly infused RTD in Japan (“Treakisym”). We market our products through marketing partners and/or our internal direct sales force. We market PEMFEXY, vasopressin, Ryanodex and Belrapzo, and Teva Pharmaceutical Industries Ltd. ("Teva") markets Bendeka through its subsidiary Cephalon, Inc. SymBio Pharmaceuticals Limited ("SymBio"), markets Treakisym, a RTD product, in Japan.

We acquired Acacia Pharma as of June 9, 2022, which added two FDA approved new chemical entities with patent protection, BARHEMSYS® (amisulpride for injection) and BYFAVO® (remimazolam for injection). The addition of these two products expands our presence in the acute care space.

With several pipeline projects underway and the potential for product launches over the next few years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including nerve agent, acute radiation syndrome, traumatic brain injury/concussion and Alzheimer’s disease as well as investigations of compounds such as EA-114 (our fulvestrant product candidate) for patients with HR-positive advanced breast cancer. Our clinical development program also includes a license agreement with Combioxin, SA under which we were granted exclusive, worldwide development commercialization rights to CAL02, a novel first-in-class anti-infective agent for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs and a license agreement with AOP Health Group (“AOP Orphan”), for the commercial rights to its product, landiolol in the United States. Landiolol is a leading hospital emergency use product, which is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias. Landiolol is not currently approved in the United States. We supported the submission of a NDA in the second quarter of 2022 by AOP Orphan to the FDA seeking approval for landiolol for the short term reduction of ventricular rate in patients with SVT, including atrial fibrillation and atrial flutter.

Recent Developments

Discontinuance of Vasopressin
During the first quarter of 2023, we gave notice to customers and the FDA that it was withdrawing from the vasopressin market. Inventory on hand and in the distribution channel is expected to be depleted by the end of the second quarter of 2023.

Third Amended and Restated Credit Agreement
On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto, which replaced our prior credit agreement, dated as of November 8, 2019 (the “the Second Amended Credit Agreement”). The terms and amounts borrowed under the Third Amended Credit Agreement include a drawn term loan of $50 million and a $100 million revolving credit facility of which $15.0 million was drawn on November 1, 2022. In addition, approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the

Second Amended Credit Agreement, and we used the remaining proceeds to repay certain indebtedness of our wholly-owned subsidiary, Acacia Pharma, and for other corporate purposes. All amounts outstanding under the Third Amended Credit Agreement shall be due and payable on October 31, 2025, unless otherwise accelerated or extended pursuant to the terms of the Third Amended Credit Agreement.

Enalare Investment
On August 8, 2022, we and Enalare Therapeutics Inc. (“Enalare”) entered into a Securities Purchase Agreement, pursuant to which we have committed to provide equity investments of up to $55 million in Enalare, subject to the completion of certain development milestones (the “Purchase Agreement”). Concurrently with the execution of the Purchase Agreement, we, Enalare and holders of all of the outstanding capital stock, and any securities or options exercisable for capital stock, of Enalare (the “Securityholders”) entered into a Security Purchase Option Agreement, pursuant to which we were granted an option (the “Purchase Option”) to acquire all of the remaining outstanding shares of Enalare other than those that we already own, subject to the terms and conditions of the agreement (the “Option Agreement”). The term of the Purchase Option (the “Option Period”) commenced on August 8, 2022 and will end upon the earlier of (x) 90 days following FDA authorization to begin a Phase 3 clinical study for a Product Candidate or (y) June 30, 2027. Pursuant to the terms of the Option Agreement, Enalare shall not initiate Phase 3 pivotal studies prior to the end of the Option Period and we shall have reasonable access to all relevant data and documents following the Phase 3 Milestone (as defined in the Option Agreement).

ENA-001 is an investigational, new chemical entity being developed by Enalare as an agnostic respiratory stimulant for multiple patient populations experiencing acute respiratory depression. The initial targeted indications include post-operative respiratory depression; community drug overdose; and Apnea of Prematurity, a common condition in preterm infants. FDA granted Orphan Drug Designation to ENA-001 for the treatment of Apnea of Prematurity (“AoP”). AoP is a development disorder attributed to immaturity of the pulmonary system characterized by either cessation of breathing for more than 20 seconds or cessation of breathing that lasts less than 20 seconds but is accompanied by either bradycardia or hypoxemia.

Acacia Acquisition
On June 9, 2022, we completed the acquisition of Acacia Pharma Group plc ("Acacia"), formerly a public company organized under the laws of England and Wales, through an offer of approximately $76 million in cash and 516,024 shares of our common stock for the entire issued and to be issued share capital of Acacia by means of a court sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. The acquisition added two FDA approved currently marketed, acute care, hospital products, both of which are new chemical entities with strong patent protection:
•BARHEMSYS (amisulpride for injection), the first and only antiemetic approved by the FDA for rescue treatment of postoperative nausea and vomiting, after failed prophylaxis, and
•BYFAVO (remimazolam for injection), indicated for the induction and maintenance of procedural sedation in adults undergoing procedures lasting 30 minutes or less.

Landiolol
On June 1, 2022, we announced that AOP Orphan, with whom we entered into a licensing agreement in August 2021, submitted an NDA to the FDA for landiolol, a short-acting, intravenous (“IV”), cardio-selective beta-1 adrenergic blocker product candidate. The submission seeks approval for landiolol for the short-term reduction of ventricular rate in patients with supraventricular tachycardia (“SVT”), including atrial fibrillation and atrial flutter. The FDA’s decision with respect to approval is expected in mid-2023. Patient enrollment for a study of pediatric patients with supraventricular tachycardia is underway in Europe.

PEMFEXY
In December 2022, the FDA approved an additional indication for PEMFEXY (pemetrexed injection) in combination with pembrolizumab and platinum chemotherapy for the initial treatment of patients with metastatic, non-squamous, non-small cell lung cancer with no EGFR or ALK genomic tumor aberrations. In December 2022, we also amended our agreement with Robert One to amend the applicable royalty rates due by us on Gross Profits derived from the Robert One 2009 Subject Products to (i) thirty percent with respect to a 505(b)(2) application; (ii) thirty percent with respect to an ANDA application; and (iii) with respect to pemetrexed parenteral formulation, (a) ten percent on Gross Profits greater than $85,000,000 and (b) twelve percent on Gross Profits greater than $115,000,000. In addition, under the terms of the amendment, no royalty payment is due on Gross Profits derived from pemetrexed parenteral formulation that are less than $85,000,000. In exchange for the foregoing amended royalty rates, we made a one-time lump sum payment of $15,000,000 to Robert One on January 3, 2023. See “Business—License Agreements—Development and License Agreement with Robert One, LLC (pemetrexed).”

On February 1, 2022, we announced the commercial availability of our novel product PEMFEXY® (pemetrexed for injection). A branded alternative to ALIMTA®, Eagle's PEMFEXY is a ready-to-use liquid with a unique J-code approved to treat nonsquamous non-small cell lung cancer and mesothelioma.

CAL02
We submitted an IND to the FDA for CAL02, a novel first-in-class anti-infective agent for the treatment of severe community-acquired bacterial pneumonia (“SCABP”). The IND filing includes a protocol for a global Phase 2 study to evaluate the efficacy and safety of CAL02 when added to standard of care therapy in patients with SCABP.

We expect to start a Phase 2b/3 clinical trial for CAL02 patients later in 2023, during pneumonia season. In August 2021, we entered into a license agreement with Combioxin SA under which we were granted exclusive, worldwide development and commercialization rights to CAL02, a novel approach to the treatment of severe bacterial pneumonia.

Bendeka Settlement
On December 9, 2022, we entered into a definitive settlement agreement, or the Accord Settlement Agreement, with Accord Healthcare Inc., or Accord, relating to our product BENDEKA® (rapidly infused bendamustine hydrochloride). This settlement resolves patent litigation brought by us and our marketing partners Teva Pharmaceuticals International, GmbH and Cephalon, Inc. relating to the alleged infringement of Orange Book listed United States Patent Nos. 8,609,707; 9,265,831; 9,572,796; 9,572,797; 9,034,908; 9,144,568; 9,572,887; 9,597,397; 9,597,398; 9,597,399; 9,000,021; 9,579,384; 10,052,385; 10,010,533; and 11,103,483, or the Asserted Patents, with respect to Accord’s 505(b)(2) NDA, No. 215749. Pursuant to the terms of the Accord Settlement Agreement, we will grant Accord a license to market Accord’s product made under NDA No. 215749 in the United States beginning on January 17, 2028 (subject to FDA approval), or earlier under certain circumstances. Additionally, in accordance with the Agreement, the parties will terminate all ongoing litigation among us, Teva Pharmaceuticals International, GmbH and Cephalon, Inc. and Accord regarding BENDEKA® and the Asserted Patents pending in the United States District Court for the District of Delaware. The Agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice.

On April 19, 2022, we entered into a definitive settlement agreement, or the Hospira Settlement Agreement, with Hospira, Inc., or Hospira, relating to our product BENDEKA® (rapidly infused bendamustine hydrochloride). This settlement resolves patent litigation brought by us and our marketing partners Teva Pharmaceuticals International, GmbH and Cephalon, Inc. relating to the alleged infringement of Orange Book listed United States Patent Nos. 11,103,483 and 9,572,887, or the Asserted Patents, with respect to Hospira’s 505(b)(2) NDA, No. 211530. Pursuant to the terms of the Hospira Settlement Agreement, we will grant Hospira a license to market Hospira’s product made under NDA No. 211530 in the United States beginning on January 17, 2028 (subject to FDA approval), or earlier under certain circumstances. Additionally, in accordance with the Agreement, the parties will terminate all ongoing litigation among us, Teva Pharmaceuticals International, GmbH and Cephalon, Inc. and Hospira regarding the Asserted Patents pending in the United States District Court for the District of Delaware. The Agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice.

TREAKISYM
Our bendamustine franchise continues to grow, including the launch of the TREAKISYM rapid infusion, or RI (50ml) liquid formulation by SymBio in Japan in the first quarter of 2022, and the RTD formulation in the first quarter of 2021.

Share Repurchase Program
On August 9, 2016, we announced a share repurchase program approved by our board of directors authorizing the repurchase of up to $75.0 million of our common stock (the “2016 Repurchase Program”). On August 9, 2017, we announced a new share repurchase program approved by the board, which authorized the repurchase up to an additional $100 million of our outstanding common stock (the “2017 Repurchase Program”). Under the 2016 Repurchase Program and the 2017 Share Repurchase Program, we were authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. On October 30, 2018, our board of directors approved a new share repurchase program providing for the repurchase of up to $150 million of our outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an accelerated share repurchase agreement (the “ASR”) with JPMorgan Chase Bank, N.A., and (ii) up to $100 million in additional repurchases (the “2018 Repurchase Program”). In connection with its approval of the 2018 Repurchase Program, our board of directors terminated the 2016 Repurchase Program and 2017 Repurchase Program. In March 2020, our board of directors approved our current share repurchase program (the “2020 Repurchase Program” and, together with the 2016 Repurchase Program, 2017 Repurchase Program and 2018 Repurchase Program, the “Share Repurchase Program”) providing for the repurchase of up to an aggregate of $160.0 million of our outstanding common stock. The 2020 Repurchase Program replaced our 2018 Repurchase Program, which was terminated in connection with the 2020 Repurchase

Program. At termination, we had repurchased approximately $68.0 million of our outstanding common stock under the 2018 Share Repurchase Program. As of December 31, 2022, we have repurchased an aggregate of 4,552,730 shares of common stock for an aggregate of $246.1 million pursuant to our share repurchase programs in effect since August 2016.

COVID-19 and Macroeconomic Environment Business Update
In response to the COVID-19 pandemic, we have taken and continue to take active measures designed to address and mitigate the impact of the COVID-19 pandemic on its business, such as remote working policies, facilitating management’s daily communication to address employee and business concerns and providing frequent updates to the Board. While we have experienced variable financial and operational impacts to date, the COVID-19 pandemic, including the global economic slowdown, government measures taken in response thereto, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic, could materially adversely affect our business, financial condition, results of operations and growth prospects. We continue to monitor COVID-19 as we evaluate and evolve our business plans and response strategy. The impact of the COVID-19 pandemic on our business and financial condition is more fully described below in Trends and Uncertainties.

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

Because our products are differentiated from the branded reference drugs, we believe we are able to avoid infringing existing patents covering the branded reference drug allowing us to enter the existing market before applicable generic drugs, which may be subject to protracted patent litigation that delays market entry. Protracted litigation is a significant barrier to entry for competitors seeking approval of an ANDA referencing the branded reference product, and our early entry into the market leads to less price erosion due to constrained competition. Our patent holdings include over 30 owned or exclusively-licensed U.S. issued patents and over 30 filed U.S. patent applications, as well as several patents and patent applications that have been filed in various worldwide territories, that we believe protect or will protect, as applicable the market value of our current portfolio of products. We believe that other potential barriers to entry for our competitors consist of the following:

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

Our product portfolio is focused around our external partnerships (e.g., Teva, and SymBio); our PEMFEXY product, our newly acquired products BARHEMSYS and BYFAVO from Acacia acquisition; our Ryanodex related development program; and our Fulvestrant development program that is expected to yield a new approach to drug delivery if successful.

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

Our Strategy

Our goal is to be a leading specialty pharmaceutical company. Our strategy to achieve this goal includes:

Strengthen our product portfolio. We intend to continue to strengthen our product portfolio with continued investment in research and development activities and other business development opportunities. We will continue to develop our current product portfolio and leverage our expertise to identify new products with suboptimal characteristics that present us with significant opportunity for revenue generation. In addition to our internal efforts, we plan to opportunistically in-license or acquire product candidates that meet our rigorous evaluation process, fit our therapeutic areas of focus and match our commercial, regulatory and development expertise. Any in-licensing or product acquisitions are excepted to be funded through cash and cash equivalents, in combination with issuances of our common stock, borrowings under our Third Amended Credit Agreement or other debt arrangements, or other means. See “Liquidity and Capital Resources.”

Retain commercial rights in the United States and selectively partner outside of the United States. In general, we believe that we can cost-effectively commercialize our products in the United States internally or through a contracted sales force and selected commercial arrangements, and thereby retain the commercial value of these products. We have established a small, contract specialty sales force focusing on  group purchasing organizations, ("GPOs"), hospital systems and key stakeholders in acute care settings, primarily hospitals. Outside of the United States, we may utilize partners for the commercialization of our products.

Continue to build a robust intellectual property portfolio. Our patent estate includes over 70 owned or exclusively-licensed U.S. issued patents and over 30 filed U.S. patent applications, as well as several that have been filed in various worldwide territories, that protect or will protect, as applicable the market value of our approved and pipeline products. We intend to continue to build our patent portfolio by filing for patent protection on new developments with respect to our product candidates that will not infringe patents that cover the branded reference drugs. We expect that these will, if issued, allow us to list our own patents in the Orange Book, to which potential competitors will be required to certify upon submission of their applications referencing our products, if approved.

Our Products and Product Portfolio

BARHEMSYS® and BYFAVO®

Overview
On June 9, 2022, we acquired all of the outstanding share capital of Acacia, which added two FDA approved new chemical entities with patent protection to our product portfolio, BARHEMSYS® (amisulpride for injection) and BYFAVO® (remimazolam for injection). The addition of these two products expands our presence in the acute care space, and we believe that our hospital-based salesforce will have success commercializing these assets.

BARHEMSYS (amisulpride for injection), is the first and only antiemetic approved by the FDA for rescue treatment of postoperative nausea and vomiting, after failed prophylaxis. BYFAVO (remimazolam for injection), is indicated for the induction and maintenance of procedural sedation in adults undergoing procedures lasting 30 minutes or less.

Competitive U.S. Marketed Products;
Fresenius Kabi supplies Propofol globally and Pfizer currently markets Midazolam. See “Business—Competition” and “Risk Factors — We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.”

Limitations of Competitive U.S. Marketed Products,
Propofol is fast acting but significant safety issues include the need of an anesthesiologist to continuously monitor with no reversal agent.

Midazolam has a better safety profile than Propofol but has slower onset for sedation and offset for recovery.

Eagle's Solution:
BARHEMSYS is the first and only FDA-approved product for Post Operative Nausea and Vomiting (“PONV”) rescue after failed prophylaxis. It is a selective dopamine D2 /D3 antagonist with a broad, differentiated label. PONV is a common complication of surgery, occurring in approximately 30% of all surgical patients and 80% of high-risk patients. PONV is associated with the use of anesthetic gases and opioid painkillers and is particularly common following gynecological, abdominal, breast, eye, and ear operations, especially those lasting an hour or more. PONV can delay hospital discharge; result in re-admission after in-patient procedures; and lead to day-case patients being admitted to the hospital, all of which can result in significantly increased healthcare costs. By reducing these risks, we believe BARHEMSYS offers the potential for significant economic savings to hospitals and ambulatory centers. BARHEMSYS is the only drug with an FDA-approved indication to treat patients who have failed PONV prophylaxis. It has an established safety profile and efficacy demonstrated in multiple well-controlled clinical studies. BARHEMSYS is nonsedating, a common complaint of standard antiemetic agents. Patients experiencing PONV who were treated in a pivotal clinical trial and failed prophylaxis were treated with BARHEMSYS. These patients were observed to have shorter post-anesthesia care (“PACU”) and hospital stays than patients who were not.

BYFAVO is a rapid onset/offset procedural sedative with an established safety and efficacy profile. Additional benefits include predictability and a readily available reversal agent. BYFAVO has a compelling commercial opportunity, addressing a clear unmet need. There has been no innovation in the sedation space for over 20 years. Customers seek a fast onset, titratability, and rapid recovery for quick discharge, and we believe shorter procedure times should support increased procedural volumes. BYFAVO has a broad label and we believe has potential health economic benefits and may enable shorter procedure times and greater patient throughput. It is indicated for procedural sedation in adults in procedures lasting 30 minutes or less and has a substantial clinical data package demonstrating efficacy and safety in colonoscopies and bronchoscopies, including the most challenging patients.
BARHEMSYS and BYFAVO are sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
Commercial factors impacting our revenues derived from BARHEMSYS and BYFAVO are:
•the effectiveness of our sales force;
•the level of orders submitted by wholesalers, hospitals and surgery centers;
•the level of institutional demand for our products;
•unit sales prices, net of any sales reserves;
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

Competitive U.S. Marketed Bendamustine Products

Teva currently markets its lyophilized bendamustine product under the trade name Treanda®. Teva ceased distribution of Treanda® liquid on March 30, 2016. See “Business—Competition” and “Risk Factors—We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.”

Limitations of Competitive U.S. Marketed Bendamustine Products

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

License agreement with SymBio
On September 20, 2017, we entered into a product collaboration and license agreement, effective as of September 19, 2017 (the “SymBio License Agreement”), with SymBio Pharmaceuticals Limited, or SymBio, for the rights to develop and commercialize our bendamustine hydrochloride ready-to-dilute injection product and rapid infusion injection product in Japan. SymBio currently markets in Japan TREAKISYM, which was originally a lyophilized powder formulation of bendamustine hydrochloride. It is indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma, or MCL, as a first line treatment of low-grade NHL and MCL, and for relapsed-refractory diffuse large B cell lymphoma. Under the SymBio License Agreement, SymBio may continue to market TREAKISYM in Japan and SymBio will be permitted to develop and market certain other bendamustine hydrochloride products in Japan for limited indications.

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

Competitive U.S. Marketed Products for MH
The two preexisting injectable dantrolene drugs on the U.S. market for the treatment of MH, Dantrium® and Revonto®, are offered in a vial containing 20mg of lyophilized powder that requires mixing with 60mL of sterile water. See “Business—Competition” and “Risk Factors—We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.”

Limitations of Competitive U.S. Marketed Products
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

PEMFEXY® for Lung Cancer

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

Competitive U.S. Marketed Pemetrexed Product

The branded form of a pemetrexed product is marketed by Eli Lilly and Company, or Lilly, as Alimta. Alimta is approved for use to treat non-small cell lung cancer and mesothelioma. Alimta's lyophilized formulation utilizes pemetrexed disodium. The product presentations for Alimta are 100mg and 500mg single use vials containing lyophilized powder that must be reconstituted before patient administration. Once mixed, Alimta must be used within 24 hours due to product stability concerns. See “Business—Competition” and “Risk Factors—We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.”

Limitations of Competitive U.S. Marketed Product

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

Eagle's Solution: PEMFEXY®

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

Competitive U.S. Marketed Product

The branded form of fulvestrant is Faslodex, a 500mg injectable product marketed by AstraZeneca plc. See “Business—Competition” and “Risk Factors—We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.”

Limitations of Competitive U.S. Marketed Product

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

Sales and Marketing

Other than products subject to existing commercialization arrangements, we commercialize our product portfolio in the United States and Japan with our commercial organization. Ryanodex, Belrapzo, BARHEMSYS, BYFAVO, and PEMFEXY are marketed by our internal commercial team consisting of 55 direct sales representatives, and other support staff and management. During the first quarter of 2023, we decided to exit the vasopressin market by discontinuing all related manufacturing and halting sales beyond current inventory levels. Inventory on hand and in the distribution channel is expected to be depleted by the end of the second quarter of 2023.

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

The total revenues broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2022	2021	2020
Total revenues
Teva	33%	66%	67%
Customer A	19%	7%	10%
Customer B	12%	9%	5%
Customer C	12%	4%	2%
Customer D	9%	8%	9%
Other	15%	6%	7%
	100%	100%	100%

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

Patents and Patent Applications

We are the exclusive licensee under our license with Lyotropic to a family of patents that relate to low volume formulations of dantrolene, and methods of treatment using dantrolene. There are ten issued U.S. patents, along with issued foreign counterpart patents. The issued U.S. patents cover low volume formulations of dantrolene in reconstitutable and in ready to use liquid form. We expect that the issued patents will expire no later than July 1, 2025.

We are the exclusive licensee in the United States under our license with AOP Orphan Pharmaceuticals GmbH to U.S. families of patents and applications that relate to landiolol, for which AOP Orphan has submitted an NDA to the FDA seeking approval for the short-term reduction of ventricular rate in patients with supraventricular tachycardia (“SVT”), including atrial fibrillation and atrial flutter. There are three issued U.S. patents, along with a pending U.S. application. We expect that the issued patents will expire no earlier than 2027.

We are the sole owner of over 15 issued U.S. patents, four pending U.S. patent applications, and multiple corresponding foreign patents and/or corresponding foreign filings for patent applications in a number of jurisdictions covering various formulations and methods of use of bendamustine. We are currently prosecuting these applications, which, if issued, would expire between 2031 and 2033.

We are the owner of U.S. Patent No. 8,431,539 expiring July 20, 2031 and covering daptomycin.

We are the sole owner of one issued U.S. patent and five pending U.S. patent applications, as well as several foreign patents and/or foreign patent applications, covering various formulations and/or methods of use of pemetrexed. We expect that the issued patents will expire between 2031 and 2036.

Our wholly owned subsidiary, Acacia Pharma, is the sole owner of Orange-Book listed U.S. Pat. No. 9,084,765; 9,545,426; 9,889,118; 10,525,033; and 11,357,753, covering approved indications for BARHEMSYS (amisulpride), as well as U.S. Pat. No. 8,686,019; 9,119,836; 10,085,970; and 10,322,106 covering additional methods of use of amisulpride. Acacia Pharma also owns three pending U.S. patent applications and multiple corresponding foreign patents and/or applications in a number of jurisdictions covering various methods of use of amisulpride. We expect that the granted and pending cases will expire between 2031 and 2041.

Acacia is also the exclusive licensee under a license with Paion UK Limited to over 15 issued U.S. patents and four U.S. pending patent applications relating to methods of use and formulations of remimazolam besylate salts, processes of making remimazolam, orally inhaled and nasal drug products comprising remimazolam or its salt forms, and use of remimazolam or its salt forms for general anesthesia. The issued patents are set to expire between 2027 and 2034. Further, Acacia is the licensee of one issued U.S. patent (U.S. Patent No. 8,642,588, expiring August 27, 2029) that relates to remimazolam esylate salts and the method of use thereof.

We are the exclusive licensee under our license with Combioxin S.A. to families of patents and applications that relate to CAL02, a liposomal agent that is currently in development for the treatment of severe pneumonia. There is one issued U.S. patent, along with issued foreign counterpart patents. Additional U.S. and foreign patent applications are pending. We expect that the issued patents will expire no earlier than 2033.

We also have a patent portfolio of issued and/or pending U.S. patent applications and corresponding foreign patent application in a range of countries that cover our biologics platform technologies. We are the sole owner of U.S. Patent Nos. 9,833,513, 9,913,905, 9,925,263, 10,821,183, 10,821,184, 10,179,172, 10,646,571, 10,849,977, and 11,471,479 expiring between 2034 and 2036.

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

Development and License Agreement with Robert One, LLC (pemetrexed)

In February 2009 we entered into a development and license agreement with Robert One, in which Robert One assigned to us certain patents relating to pemetrexed and four additional 505(b)(2) products and/or ANDA products under development ("the Robert One 2009 Subject Products") and granted us an exclusive, sub-licensable, license under Robert One's intellectual property rights to develop make, use, sell and import Robert One 2009 Subject Products worldwide (excluding China) with respect to pemetrexed and other 505(b)(2) product applications and in North America with respect to ANDA product applications. On December 9, 2022, we entered into an amendment to the development and license agreement.

Under the original terms of the development and license agreement, we were required to make royalty payments on Gross Profits (as defined in the agreement) derived from the Robert One 2009 Subject Products at rates equal to (i) fifty percent with respect to a 505(b)(2) application; (ii) thirty percent with respect to an ANDA application; and (iii) twenty-five percent with respect to pemetrexed parenteral formulation. Under the terms of the amendment agreement, the applicable royalty rates due by us on Gross Profits (as defined in the agreement) derived from the Robert One 2009 Subject Products were amended to (i) thirty percent with respect to a 505(b)(2) application; (ii) thirty percent with respect to an ANDA application; and (iii) with respect to pemetrexed parenteral formulation, (a) ten percent on Gross Profits greater than $85,000,000 and (b) twelve percent on Gross Profits greater than $115,000,000. In addition, under the terms of the amendment, no royalty payment is due on Gross Profits derived from pemetrexed parenteral formulation that are less than $85,000,000. In exchange for the foregoing amended royalty rates, we made a one-time lump sum payment of $15,000,000 to Robert One on January 3, 2023.

License Agreement with Cephalon

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

Product Collaboration and License Agreement with SymBio

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

SymBio currently markets in Japan TREAKISYM, which was originally a lyophilized powder formulation of bendamustine hydrochloride. It is indicated for CLL, relapsed or refractory low-grade NHL, mantle cell lymphoma, or MCL, as a first line treatment of low-grade NHL and MCL, and for relapsed-refractory diffuse large B cell lymphoma. Under the SymBio License,

SymBio may continue to market TREAKISYM in Japan and SymBio will be permitted to develop and market certain other bendamustine hydrochloride products in Japan for limited indications.

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

On September 23, 2020, we announced that SymBio had received approval for Treakisym RTD liquid formulation in Japan. The approval covered all indications for which TREAKISYM was approved for at the time (low-grade non-Hodgkin’s lymphoma, mantle cell lymphoma, and chronic lymphocytic leukemia). Approval for the additional indication of relapsed-refractory diffuse large B cell lymphoma was also granted.

License Agreement with Combioxin

In August 2021, we entered into a license agreement with Combioxin, SA, or Combioxin, under which we were granted exclusive, worldwide development and commercialization rights to CAL02, a novel first-in-class anti-infective agent ready for Phase 2b/3 clinical trial development for the treatment of severe pneumonia in combination with traditional antibacterial drugs. We are solely responsible for the development, regulatory, manufacturing and commercialization activities of CAL02. Combioxin will assist us in transitioning the manufacturing and supply of CAL02 to the Company.

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

License agreement with AOP Orphan

In August 2021, we entered into a licensing agreement with AOP Orphan, a privately owned Austrian company devoted to the treatment of rare and special diseases, for the commercial rights to its product, Landiolol in the United States. Landiolol, a leading hospital emergency use product, is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias. We will support the submission of a NDA by AOP Orphan to the FDA seeking approval for Landiolol for the short term reduction of ventricular rate in patients with supraventricular tachycardia, including atrial fibrillation and atrial flutter. On June 1, 2022, we announced that AOP Orphan, with whom we entered into a licensing agreement in August 2021, submitted an NDA to the FDA for landiolol, a short-acting, intravenous (“IV”), cardio-selective beta-1 adrenergic blocker [product candidate]. The submission seeks approval for landiolol for the short-term reduction of ventricular rate in patients with supraventricular tachycardia (“SVT”), including atrial fibrillation and atrial flutter. The FDA’s decision with respect to approval is expected in mid-2023. Patient enrollment for a study of pediatric patients with supraventricular tachycardia is underway in Europe.

Under the terms of the agreement, we made an upfront payment of $5 million. We may pay to AOP Orphan additional amounts upon achievement of certain regulatory milestone payments plus profit share payments, subject to certain adjustments as provided in the agreement. We also entered into a supply agreement at the same time as the licensing agreement.

Enalare Transaction
On August 8, 2022, we entered into a Securities Purchase Agreement with and Enalare, pursuant to which we have committed to provide equity investments of up to $55 million in Enalare (the “Purchase Agreement”). Concurrently with the execution of the Purchase Agreement, we, Enalare and holders of all of the outstanding capital stock, and any securities or options exercisable for capital stock, of Enalare (the “Securityholders”) entered into a Security Purchase Option Agreement, pursuant to which we have the option (the “Purchase Option”) to acquire all of the remaining outstanding shares of Enalare other than those already owned by us subject to the terms and conditions of the agreement (the “Option Agreement”).
The Securities Purchase Agreement
Pursuant to the Purchase Agreement, we made two initial equity investments of $12.5 million each (the “Initial Investment”) in Enalare on August 8, 2022 and February 8, 2023, respectively, pursuant to which we acquired 24,902 shares of Enalare common stock, par value $0.0001 per share (the “Enalare Common Stock”) on August 8, 2022. The Initial Investment is expected to support the research, development and commercialization of Enalare’s lead compound, ENA001, an agnostic respiratory stimulant for post-surgery respiratory depression. The Purchase Agreement further provides that upon the achievement of certain milestones, we will be required to make two additional equity investments in Enalare, each in an aggregate amount of $15 million. The first $15 million investment shall occur upon the dosing of the first patient in a Phase 2 human clinical trial of any product containing the active ingredient ENA-001 (a “Product Candidate”) (such investment, the “First Milestone Share Purchase”). If the First Milestone Share Purchase occurs, we would receive a number of shares representing approximately 9.8% of Enalare in exchange for the additional $15 million payment. The second $15 million investment shall occur when patient enrollment in the Phase 2 human clinical trial of a Product Candidate reaches 50% (the “Second Milestone Share Purchase” and, together with the First Milestone Share Purchase, the “Milestone Share Purchases”). If the Second Milestone Share Purchase occurs, we would receive a number of shares representing 9.5% of Enalare in exchange for the second additional $15 million payment. Should the completion of the Milestone Share Purchases occur, we would own approximately 33% of Enalare’s outstanding Enalare Common Stock.
We may terminate the Purchase Agreement following the closing of our second $12.5 million investment at any time in our sole and absolute discretion with thirty (30) days’ written notice to Enalare.

The Security Purchase Option Agreement
Pursuant to the Option Agreement, we have the option (but not the obligation) to acquire, in whole, all of the outstanding shares of Enalare other than those already owned by us (i) via a direct acquisition option or (ii) by entering into a definitive agreement with Enalare containing the terms, covenants and conditions set forth in the term sheet attached as Exhibit A to the Option Agreement, in each case for an amount equal to approximately $100 million to $175 million in the aggregate plus additional amounts as set forth in the agreement. The term of the Purchase Option (the “Option Period”) commenced on August 8, 2022 and will end upon the earlier of (x) 90 days following the U.S. Food and Drug Administration (“FDA”) communication of proceed to clinical for a Phase 3 clinical study for a Product Candidate or (y) June 30, 2027. Enalare shall not initiate Phase 3 pivotal studies prior to the end of the Option Period and we shall have reasonable access to all relevant data and documents following the Phase 3 Milestone (as defined in the Option Agreement).
Pursuant to the Option Agreement, if a Priority Review Voucher were to be granted with respect to the first Product Candidate, (“PRV”), we would be required to pay to the Enalare stockholders at the time of closing 9-12% of all proceeds received from the sale of any such PRV. If we were to use the PRV, if any, for an application, we would be required to pay to the Enalare stockholders at the time of closing an agreed dollar amount.
We may terminate the Option Agreement at any time in our sole and absolute discretion with thirty (30) days’ written notice to Enalare.

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

Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than products that we are currently selling through partners or developing or that we may develop, which could render our products obsolete and noncompetitive. We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payors. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product portfolio in our target commercial markets. See “Risk Factors—We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.”

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling,, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures of the Biden administration will impact ACA.

Other healthcare legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of subsequent legislation, will remain in effect through 2031. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

We expect that additional state and federal healthcare reform measures will be adopted in the future. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any additional healthcare reform measures could further constrain our business and/or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product portfolio or additional pricing pressures.

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

Human Capital Management

As of December 31, 2022, we had a total of 134 employees in the United States and one employee in the United Kingdom. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

We have built an internal commercial team consisting of 55 direct sales representatives, and other support staff and management who are a part of our independent commercial organization.

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

Risks Related to Our Financial Condition and Need for Additional Capital
The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our liquidity and access to capital markets and our business development activities.  In addition, our business, financial condition and results of operations have been and may in the future be adversely affected by macroeconomic conditions and by geopolitical events.

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

The marketing,sale and commercialization of our products have previously been adversely impacted by COVID-19 and actions taken to slow its spread and ameliorate its impact. For example, in 2020 we saw a variable impact on our product revenues in 2020 due to the COVID-19 pandemic and also experienced variable impacts on our business and financial condition as a result of the pandemic. Other parts of our business have been, and continue to be, impacted by the outbreak. For example, patients have postponed and we expect will continue to postpone visits to healthcare provider facilities, certain healthcare providers have temporarily closed their offices or are restricting patient visits, healthcare provider employees may become generally unavailable and there could be disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for our products to be prescribed, reimbursed and administered to patients. For example, we have continued to observe a reduction in the number of Bendeka patients visiting infusion centers, hospitals and clinics for intravenous administration of Bendeka due to interruptions in healthcare services, and the patients’ inability to visit administration sites and desire to avoid contact with infected individuals. In addition, our sales and marketing teams have been working remotely and our virtual initiatives with respect to marketing and supporting the sale and administration of our products have not been as effective as our in-person sales and marketing activities. We cannot predict when we will be able to resume in-person sales and marketing activities.

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

In addition, our clinical trials may be affected by epidemics, pandemics or other disruptions. For example, from 2020 to 2022, clinical site initiation and patient enrollment was delayed due to prioritization of hospital resources toward COVID-19. As a result, the clinical trial timelines for certain of our product candidates, including EA-114 (our fulvestrant product candidate), have been delayed given difficulties with patient enrollment resulting from the COVID-19 pandemic, and we expect that clinical trial timelines will continue to be delayed for the duration of the pandemic. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been and may continue to be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

The extent to which consequences of the COVID-19 pandemic continue to impact the marketing, sale and commercialization of our products, our supply chain, our clinical trials, our access to capital and our business development activities continues to be uncertain, including with respect to negative impacts on the economy and capital markets.

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

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products or products or our partners and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon our plans and programs. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
If we cannot sustain profitability, our business, prospects, operating results and financial condition would be materially harmed.
We have focused primarily on developing a broad product portfolio and currently have final regulatory approval for a limited number of products. Some of our product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales. We had net income of $35.6 million for the year ended December 31, 2022, and net loss of $8.6 million for the year ended December 31, 2021, and net income of $12.0 million for the year ended December 31, 2020, respectively.
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

On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement, or the Third Amended Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which replaced our prior credit agreement. The terms and amounts borrowed under the Third Amended Credit Agreement includes a drawn term loan of $50 million and a revolving credit facility of $100 million, of which $15.0 million was drawn on November 1, 2022. All amounts outstanding under the Third Amended Credit Agreement shall be due and payable on October 31, 2025, unless otherwise accelerated or extended pursuant to the terms of the Third Amended Credit Agreement.

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

New income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified or newly interpreted or applied, also could increase our compliance, operating and other costs, as well as the costs of our products. For example, recent legislation in the United States, commonly referred to as the Inflation Reduction Act, enacts a minimum tax equal to 15 percent of the adjusted financial statement income of certain large U.S. corporations for tax years beginning after December 31, 2022, as well as a one percent excise tax on stock repurchases imposed on public corporations making such repurchases after December 31, 2022. Further, the Tax Act enacted many significant changes to the U.S. tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, and may be modified in the future by the current or a future presidential administration. Among other changes, the Tax Act amended the Code to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for tax years beginning after December 31, 2021. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to current federal law, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
Our product candidates are in various stages of development, from early stage to late stage. Clinical trial failures may occur at any stage and may result from a multitude of factors both within and outside our control, including flaws in formulation, adverse safety or efficacy profile and flaws in trial design, among others. If the trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of the product candidates or conduct additional clinical trials or preclinical studies. For example, on January 26, 2022, our collaboration partner Tyme announced the discontinuation of the Phase 2 clinical trial of SM-88 with methoxsalen, phenytoin, and sirolimus in patients with metastatic pancreatic cancer. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For these reasons, our future clinical trials may not be successful.

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
•delays related to the COVID-19 pandemic or other health epidemics, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;
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
Companies that produce branded reference drugs routinely bring litigation against abbreviated new drug application, or ANDA, or 505(b)(2) applicants that seek regulatory approval to manufacture and market generic and reformulated forms of their branded products. These companies often allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA or 505(b)(2) applicant. For example, we were involved in a patent case with a subsidiary of Endo related to our ANDA for vasopressin. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic or reformulated products.
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
Our long-term growth strategy is to develop and commercialize a portfolio of product candidates in addition to our existing product candidates. We may also acquire or in-license such product candidates, such as the license agreements we entered into with Combioxin for CAL02 and with AOP Orphan for Landiolol and our acquisition of the rights to BARHEMSYS and BYFAVO. Although we have internal research and development capacity that we believe will enable us to make improvements to existing compounds or active ingredients, we do not have internal drug discovery capabilities to identify and develop entirely new chemical entities or compounds. As a result, our primary means of expanding our pipeline of product candidates is to develop improved formulations and delivery methods for existing FDA-approved products and/or select and acquire or in-license product candidates for the treatment of therapeutic indications that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Developing new formulations of existing products or identifying, selecting and acquiring or in-licensing promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual development, acquisition or in-license of a particular product candidate, potentially resulting in a diversion of our management's time and the expenditure of our resources with no resulting benefit. If we are unable to add additional product candidates to our pipeline, our long-term business and prospects will be limited.

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
Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. If our products or product candidates, if approved, fail to achieve an adequate level of acceptance by physicians, nurses, pharmacists, patients and the medical community, we will be unable to generate significant revenues, and we may not become or remain profitable. For example, in the first quarter of 2023 we decided to exit the vasopressin market by discontinuing all related manufacturing and halting sales beyond current inventory levels that are expected to be depleted by the end of the second quarter of 2023.

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
We derive a substantial portion of our revenue from royalties derived from the sales of one product: Bendeka. This product is sold by our partner Teva Pharmaceuticals. During the year ended December 31, 2022, Bendeka accounted for approximately 33% of our total revenue. The sale of our products can be significantly influenced by the efforts of our partners, which are out of our control, as well as market conditions and regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions or entry into the market for competing products, or as a result of regulatory actions related to our products or competing products, which could have a material impact on our results of operations and financial condition.

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
We cannot predict whether our competitors or potential competitors, some of whom we collaborate with, may bring legal actions against us based on our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, claiming, among other things, infringement of their intellectual property rights, breach of contract or other legal theories. For example, in the first quarter of 2023, Curia Global, Inc. (“Curia”) filed a demand for arbitration against us for breach of contract, account stated and breach of the implied covenant of good faith and fair dealing arising from our supply agreement with Curia relating to vasopressin, seeking damages in excess of $76.7 million. In addition, Curia filed an action against us in New York State Court, claiming breach of contract and account stated arising from our supply agreement with Curia relating to PEMFEXY, seeking damages in excess of $4.2 million. We cannot assure we will be successful in defending such claims. If we are forced to defend any such lawsuits, whether they are with or without merit or are ultimately determined in our favor, we may face costly litigation and diversion of technical and management personnel. These lawsuits could hinder our ability to enter the market early with our product candidates and thereby hinder our ability to influence usage patterns when fewer, if any, of our potential competitors have entered such market, which could adversely impact our potential revenue from such product candidates or negatively impact our ability to gain market acceptance and market share for our products. We are currently involved in various ongoing litigation matters, as discussed elsewhere in this Annual Report on Form 10-K.

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
Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Third party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs. In addition, in the United States, no uniform policy requirement for coverage and reimbursement for drug products exists among third party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that could require us to provide scientific, clinical and cost effectiveness support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to sustain profitability.

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
By way of example, in March 2010, the ACA was passed, which significantly changed health care financing by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015 as well as certain legislative amendments, will remain in effect through 2031 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. . For example, the former U.S. Presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in May 2019, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. In a final rule issued by CMS on December 31, 2020, CMS established a broader definition for a “line extension” drug such that the line extension of the initial brand name listed drug would not need to be an oral solid dosage form. This final rule may impact the rebate amounts associated with our products and negatively affect the commercial success of our products. Additionally, on December 2, 2020, CMS published changes to the Medicare Physician Fee Schedule for Calendar Year 2021 that also may adversely impact the coverage and reimbursement of our products. Under the changes, CMS assigned certain 505(b)(2) drug products to existing multiple source drug codes because, according to CMS, some drug products approved under the 505(b)(2) pathway share similar labeling and uses with generic drugs that are assigned to multiple source drug codes. CMS noted that this change was consistent with efforts to “curb drug prices” and encourages competition among products that are described by one billing code and share similar labeling. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

We have entered in licensing and/or collaboration agreements with third parties, including our license agreement with AOP Orphan for Landiolol and our strategic collaboration with Tyme (now merged with Syros) to advance oral SM-88 for the treatment of patients with cancer. If we are able to establish additional collaboration arrangements, any such collaborations, in addition to our current license and collaboration agreements, may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third party for development and commercialization of a product or product candidate, we can expect to relinquish some or all of the control over the future success of that product or product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our product pipeline, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to our acquisition of Acacia and investment in Enalare. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction, may incur additional debt or assume unknown or contingent liabilities in connection therewith, and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.

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

Our ability to realize the anticipated benefits of our Acacia acquisition will depend, to a large extent, on our ability to continue integrating Acacia and BARHEMSYS and BYFAVO, into our business and realize anticipated growth opportunities and synergies. We have devoted and will need to continue to devote significant management attention and resources to integrating these products into our business. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the transaction could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of the transaction is expected to entail numerous material potential difficulties, including, among others:

•the effectiveness of our sales force;
•the level of orders submitted by wholesalers, hospitals and surgery centers;
•the level of institutional demand for our products;
•unit sales prices, [net of any sales reserves ];
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

In addition, we may not realize some or all of the anticipated benefits of our investment in Enalare. Our ability to realize the anticipated benefits of our investment in Enalare will depend, to a large extent, on potential FDA submission, partnership with Biomedical Advanced Research and Development Authority and Orphan Drug Designation of ENA-001. There is no assurance that these development programs and regulatory activities will be completed successfully. In addition, pursuant to the terms of the Purchase Agreement, we are obligated to further invest in Enalare, including two additional $15.0 million milestone payments upon achievement of the milestones specified in the Purchase Agreement. The first $15.0 million investment shall occur upon the dosing of the first patient in a Phase 2 human clinical trial of any product containing the active ingredient ENA-001. The second $15.0 million investment shall occur when patient enrollment in the Phase 2 human clinical trial of a Product Candidate reaches 50%. We also have the option to acquire all of the remaining outstanding shares of Enalare other than those already owned by us subject to the terms and conditions of the agreement. Given our rights and obligations under the Enalare agreement, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential. In addition, we may forego our option to acquire Enalare. There is no assurance that Enalare’s development programs will be successful and that the milestones will be achieved in the expected timeframe, or at all, or that we will exercise the option to purchase the remaining Enalare shares if and when such option were to become available. All of these factors could negatively impact our stock price.

We may expend our resources to pursue a particular product, product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We focus on products, research programs and product candidates for specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential.
For example, in connection with our acquisition of Acacia, we paid to the Acacia securityholders (i) cash consideration of approximately $76 million, and (ii) 516,024 shares of our common stock. We may never realize the anticipated benefits of the acquisition of Acacia and by investing our resources in BARHEMSYS and BYFAVO, we may be required to forgo or delay other opportunities.
In addition, we and our collaboration partners have previously commenced clinical trials that were not successful for a number of reasons, including inconsistent or negative data and difficulties identifying qualified patients. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.
Notwithstanding our large investments to date and anticipated future expenditures in proprietary technologies for both small-molecule and gene therapy drug discovery, to date we have been granted marketing authorization for a limited number of commercial products and have only recently achieved profitability. We may never realize a return on investment. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorizations for our current products and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.
If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Further, even if we could successfully develop new products or indications, we may make a strategic decision to discontinue development of a product candidate or indication if, for example, we believe commercialization will be difficult relative to the standard of care or we prefer to pursue other opportunities in our pipeline. For example, in the first quarter of 2023 we decided to exit the vasopressin market by discontinuing all related manufacturing and halting sales beyond current inventory levels that are expected to be depleted by the end of the second quarter of 2023.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on the principal members of our executive team, which include our Chief Executive Officer and President, and Chief Financial Officer. We are currently searching for a new Chief Medical Officer, which position is currently vacant. The loss of these executives' services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are "at will" employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of December 31, 2022, we had a total of 134 employees in the United States and one employee in the United Kingdom. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.

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

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our business operations. The COVID-19 pandemic and our continuing remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto, which replaced our prior credit agreement, dated as of November 8, 2019 (the “Second Amended Credit Agreement”). The terms and amounts borrowed under the Third Amended Credit Agreement includes a drawn term loan of $50 million and a $100 million revolving credit facility of which $15.0 million was drawn on November 1, 2022. In addition, approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Second Amended Credit Agreement. All amounts outstanding under the Third Amended Credit Agreement shall be due and payable on October 31, 2025, unless otherwise accelerated or extended pursuant to the terms of the Third Amended Credit Agreement.

Our Third Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our consolidated subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Third Amended Credit Agreement, we are required to comply with (a) a maximum total net leverage ratio, (b) a fixed charge coverage ratio and (c) a minimum liquidity covenant. These terms may restrict our ability to operate our business in the manner we deem most effective or desirable, and may restrict our ability to fund our operations through new offerings of our common stock or strengthen our candidate development pipeline through acquisitions or licenses which would cause us to exceed our maximum senior secured net leverage ratio.

Failure to comply with the representations and warranties or affirmative and negative covenants could constitute an event of default which, if continued beyond any applicable cure period, would allow the Administrative Agent, at the request of or with the consent of the lenders holding a majority of the loans and commitments under the facility, to terminate the commitments of the lenders to make further loans and declare all the obligations of the loan parties under the Third Amended Credit Agreement to be immediately due and payable, either of which could harm our business.

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
Ryanodex® (dantrolene sodium), Belrapzo, Bendeka, and PEMFEXY among other products have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. Once our products are on the market, one or more third parties may also challenge the patents that we control covering our products, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Ryanodex, Belrapzo, Bendeka, and PEMFEXY, among other of our products, have been approved by the FDA, and we anticipate that other product candidates will be approved by the FDA in the future. One or more third parties may also challenge the patents that we control covering our products in court or the USPTO, which could result in the invalidation or unenforceability of some or all of the relevant patent claims of our issued patents covering our products.
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
•additional repurchases of our common stock, if any, pursuant to our current share repurchase program; and
•general economic, industry and market conditions, including the impacts thereon of inflation and rising interest rates, COVID-19, Russia’s invasion of Ukraine and global geopolitical tensions.

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
As of December 31, 2022, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own a significant percentage of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
As of March 16, 2023 we had 13,084,243 shares of common stock outstanding, all of which are eligible for sale in the public market, other than shares held by our directors and certain officers which are subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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
We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions (such as our Third Amended Credit Agreement), general business conditions, and any other factors that our board of directors may deem relevant. Any return to stockholders will therefore be limited to the appreciation of their stock.
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

Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions, including as a result of inflation and rising interest rates, COVID-19, Russia's invasion of Ukraine and global geopolitical tension, and may experience disruptions in the future. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
Other international and geopolitical events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

As of December 31, 2022, we had approximately 30,000 square feet of leased office space. Our corporate headquarters is located in Woodcliff Lake, New Jersey and consists of approximately 27,093 square feet of office space under a lease that will expire in June 2025.

We also lease 2,505 square feet of office space in Palm Beach Gardens, Florida under a lease that will expire in October 2024.

We also lease 6,070 square feet of office space in Indianapolis, Indiana under a lease that will expire in November 2023.

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

Record Holders
As of March 16, 2023, we had 2 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. The closing price per share of our common stock on March 16, 2023 was $26.47.
Dividends
We have never declared or paid a cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our Third Amended Credit Agreement imposes contractual restrictions on us with respect to paying cash dividends. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board of directors may deem relevant.
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
The following graph shows a five year comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, and the Nasdaq Composite Index and The Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2017 in the common stock of Eagle Pharmaceuticals, Inc, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 5 year Cumulative Total Return
Assumes initial investment $100
December 31, 2022

350
300
250
200
150
100
50
0
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/21
12/31/22
Period Ending
Eagle Pharmaceuticals, Inc.
Nasdaq Composite
NASDAQ Biotechnology

Company / Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Eagle Pharmaceuticals, Inc	$100	$51	$76	$59	$64	$55
Nasdaq Composite	$100	$123	$167	$240	$293	$147
NASDAQ Biotechnology	$100	$110	$136	$171	$172	$126

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Share Repurchase Program
On August 9, 2016, we announced the 2016 Repurchase Program authorizing the repurchase of up to $75.0 million of our common stock. On August 9, 2017, we announced the 2017 Repurchase Program authorizing the repurchase up to an additional $100 million of our outstanding common stock. Under the 2016 Repurchase Program and the 2017 Share Repurchase Program, we were authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. On October 30, 2018, our board of directors approved the 2018 Repurchase Program authorizing the repurchase of up to $150 million of our outstanding common stock, consisting of (i) up to $50 million in repurchases pursuant to an ASR with JPMorgan Chase Bank, N.A., and (ii) up to $100 million in additional repurchases. In connection with its approval of the 2018 Repurchase Program, our board of directors terminated the 2016 Repurchase Program and 2017 Repurchase Program. On March 17, 2020, we announced that our board of directors the Repurchase Program providing for the repurchase of up to an aggregate of $160.0 million of our outstanding common stock. The 2020 Repurchase Program replaced our 2018 Repurchase Program, which was terminated in connection with the 2020 Repurchase Program. At termination, we had repurchased approximately $68.0 million of our outstanding common stock under our the 2018 Share Repurchase Program. As of December 31, 2022, we have repurchased an aggregate of 4,552,730 shares of common stock for an aggregate of $246.1 million pursuant to our Share Repurchase Program in effect since August 2016 .

Under the 2020 Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases varies based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. We expect to fund repurchases using our cash resources.

On September 23, 2020, our board of directors approved a $25.0 million accelerated share repurchase transaction, or ASR Program, with JPMorgan Chase Bank, National Association, or JP Morgan, as part of the 2020 Repurchase Program. The specific number of shares to be repurchased pursuant to the ASR Program was based on the average of the daily volume weighted average share prices of our common stock, less a discount, during the term of the ASR Program. Under the terms of the ASR Program with JP Morgan, we paid $25.0 million to JP Morgan on September 24, 2020, and received 550,623 shares, representing the notional amount of the ASR, based on the average of the daily volume weighted average share prices of our common stock, less a discount, during the term of the ASR, which was $45.40. The ASR Program was completed in the fourth quarter of 2020.

We did not make any purchases of our equity securities during the three months ended December 31, 2022. Approximately $86 million remained available for future purchases of our equity securities as of December 31, 2022.
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

Our science-based business model has a proven track record with the U.S. Food and Drug Administration, or FDA, approval and commercial launches of six products: PEMFEXY, vasopressin (discontinued in 2023), Treakisym, Ryanodex, Belrapzo and Bendeka. We acquired Acacia Pharma as of June 9, 2022, which added two FDA approved products, BARHEMSYS and BYFAVO, to our portfolio. We market our products through marketing partners and/or our internal direct sales force. We market Ryanodex and Belrapzo, and Teva markets Bendeka through its subsidiary, Cephalon, Inc. SymBio markets Treakisym in Japan. BARHEMSYS and BYFAVO are marketed to hospitals in the acute care space through our internal direct sales force.

With several pipeline projects underway and the potential for product launches over the next few years, we believe we have many growth opportunities ahead. We believe that each of our pipeline projects currently has the potential to enter the market as a first-in-class, first-to-file or best-in-class product. In particular, we are applying our expertise to conduct novel research regarding the potential for Ryanodex to address conditions including nerve agent, acute radiation syndrome, traumatic brain injury/concussion and Alzheimer’s disease as well as investigations of compounds such as EA-114 (our fulvestrant product candidate) for patients with HR-positive advanced breast cancer. Our clinical development program also includes a license agreement with Combioxin, SA under which we were granted exclusive, worldwide development commercialization rights to CAL02, a novel first-in-class anti-infective agent for Phase 2b/3 development for the treatment of severe pneumonia in combination with traditional antibacterial drugs and a license agreement with AOP Orphan, for the commercial rights to its product, landiolol in the United States. Landiolol is a leading hospital emergency use product, which is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias. Landiolol is not currently approved in the United States. We supported the submission of a NDA in the second quarter of 2022 by AOP Orphan to the FDA seeking approval for landiolol for the short term reduction of ventricular rate in patients with SVT, including atrial fibrillation and atrial flutter.

Recent Developments

Discontinuance of Vasopressin
During the first quarter of 2023, the Company gave notice to customers and the FDA that it was withdrawing from the vasopressin market. Inventory on hand and in the distribution channel is expected to be depleted by the end of the second quarter of 2023.

Third Amended and Restated Credit Agreement
On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto, which replaced our prior credit agreement, dated as of November 8, 2019 (the “Second Amended Credit Agreement”). The terms and amounts borrowed under the Third Amended Credit Agreement include a drawn term loan of $50 million and a $100 million revolving credit facility of which $15.0 million was drawn on November 1, 2022. In addition, approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Second Amended Credit Agreement, [and we currently intend to use the remaining proceeds to repay certain indebtedness of our wholly-owned subsidiary, Acacia Pharma, and for other corporate purposes. All amounts outstanding under the Third Amended Credit Agreement shall be due and payable on October 31, 2025, unless otherwise accelerated or extended pursuant to the terms of the Third Amended Credit Agreement.

Enalare Investment
On August 8, 2022, we and Enalare Therapeutics Inc. (“Enalare”) entered into a Securities Purchase Agreement, pursuant to which we have committed to provide equity investments of up to $55 million in Enalare, subject to the completion of certain development milestones (the “Purchase Agreement”). Concurrently with the execution of the Purchase Agreement, we, Enalare and holders of all of the outstanding capital stock, and any securities or options exercisable for capital stock, of Enalare (the “Securityholders”) entered into a Security Purchase Option Agreement, pursuant to which we were granted an option (the

“Purchase Option”) to acquire all of the remaining outstanding shares of Enalare other than those that we already own, subject to the terms and conditions of the agreement (the “Option Agreement”). The term of the Purchase Option (the “Option Period”) commenced on August 8, 2022 and will end upon the earlier of (x) 90 days following FDA authorization to begin a Phase 3 clinical study for a Product Candidate or (y) June 30, 2027. Pursuant to the terms of the Option Agreement, Enalare shall not initiate Phase 3 pivotal studies prior to the end of the Option Period and we shall have reasonable access to all relevant data and documents following the Phase 3 Milestone (as defined in the Option Agreement).

ENA-001 is an investigational, new chemical entity being developed by Enalare as an agnostic respiratory stimulant for multiple patient populations experiencing acute respiratory depression. The initial targeted indications include post-operative respiratory depression; community drug overdose; and Apnea of Prematurity, a common condition in preterm infants. FDA granted Orphan Drug Designation to ENA-001 for the treatment of Apnea of Prematurity (“AoP”). AoP is a development disorder attributed to immaturity of the pulmonary system characterized by either cessation of breathing for more than 20 seconds or cessation of breathing that lasts less than 20 seconds but is accompanied by either bradycardia or hypoxemia.

Acacia Acquisition
On June 9, 2022, we completed the acquisition of Acacia Pharma Group plc ("Acacia"), formerly a public company organized under the laws of England and Wales, through an offer of approximately $76 million in cash and 516,024 shares of our common stock for the entire issued and to be issued share capital of Acacia by means of a court sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. The acquisition added two FDA approved currently marketed, acute care, hospital products, both of which are new chemical entities with strong patent protection:
•BARHEMSYS (amisulpride for injection), the first and only antiemetic approved by the FDA for rescue treatment of postoperative nausea and vomiting, after failed prophylaxis, and
•BYFAVO (remimazolam for injection), indicated for the induction and maintenance of procedural sedation in adults undergoing procedures lasting 30 minutes or less.

Landiolol
On June 1, 2022, we announced that AOP Orphan, with whom we entered into a licensing agreement in August 2021, submitted an NDA to the FDA for landiolol, a short-acting, intravenous (“IV”), cardio-selective beta-1 adrenergic blocker product candidate. The submission seeks approval for landiolol for the short-term reduction of ventricular rate in patients with supraventricular tachycardia (“SVT”), including atrial fibrillation and atrial flutter. The FDA’s decision with respect to approval is expected in mid-2023. Patient enrollment for a study of pediatric patients with supraventricular tachycardia is underway in Europe.

PEMFEXY
In December 2022, the FDA approved an additional indication for PEMFEXY (pemetrexed injection) in combination with pembrolizumab and platinum chemotherapy for the initial treatment of patients with metastatic, non-squamous, non-small cell lung cancer with no EGFR or ALK genomic tumor aberrations. In December 2022, we also amended our agreement with Robert One to amend the applicable royalty rates due by us on Gross Profits derived from the Robert One 2009 Subject Products to (i) thirty percent with respect to a 505(b)(2) application; (ii) thirty percent with respect to an ANDA application; and (iii) with respect to pemetrexed parenteral formulation, (a) ten percent on Gross Profits greater than $85,000,000 and (b) twelve percent on Gross Profits greater than $115,000,000. In addition, under the terms of the amendment, no royalty payment is due on Gross Profits derived from pemetrexed parenteral formulation that are less than $85,000,000. In exchange for the foregoing amended royalty rates, we made a one-time lump sum payment of $15,000,000 to Robert One on January 3, 2023. See “Business—License Agreements—Development and License Agreement with Robert One, LLC (pemetrexed).”

On February 1, 2022, we announced the commercial availability of our novel product PEMFEXY® (pemetrexed for injection). A branded alternative to ALIMTA®, Eagle's PEMFEXY is a ready-to-use liquid with a unique J-code approved to treat nonsquamous non-small cell lung cancer and mesothelioma.

CAL02
In November 2022, the FDA accepted Eagle’s IND application for CAL02. The Phase 2 study is expected to begin enrollment of approximately 276 patients with severe community-acquired pneumonia at approximately 120 sites worldwide beginning in 2023.

BENDEKA
On December 9, 2022, we entered into a definitive settlement agreement, or the Accord Settlement Agreement, with Accord Healthcare Inc., or Accord, relating to our product BENDEKA® (rapidly infused bendamustine hydrochloride). This settlement resolves patent litigation brought by us and our marketing partners Teva Pharmaceuticals International, GmbH and Cephalon, Inc. relating to the alleged infringement of Orange Book listed United States Patent Nos. 8,609,707; 9,265,831; 9,572,796; 9,572,797; 9,034,908; 9,144,568; 9,572,887; 9,597,397; 9,597,398; 9,597,399; 9,000,021; 9,579,384; 10,052,385; 10,010,533; and 11,103,483, or the Asserted Patents, with respect to Accord’s 505(b)(2) NDA, No. 215749. Pursuant to the terms of the Accord Settlement Agreement, we will grant Accord a license to market Accord’s product made under NDA No. 215749 in the United States beginning on January 17, 2028 (subject to FDA approval), or earlier under certain circumstances. Additionally, in accordance with the Agreement, the parties will terminate all ongoing litigation among us, Teva Pharmaceuticals International, GmbH and Cephalon, Inc. and Accord regarding BENDEKA® and the Asserted Patents pending in the United States District Court for the District of Delaware. The Agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice.

On April 19, 2022, we entered into a definitive settlement agreement, or the Hospira Settlement Agreement, with Hospira, Inc., or Hospira, relating to our product BENDEKA® (rapidly infused bendamustine hydrochloride). This settlement resolves patent litigation brought by us and our marketing partners Teva Pharmaceuticals International, GmbH and Cephalon, Inc. relating to the alleged infringement of Orange Book listed United States Patent Nos. 11,103,483 and 9,572,887, or the Asserted Patents, with respect to Hospira’s 505(b)(2) NDA, No. 211530. Pursuant to the terms of the Hospira Settlement Agreement, we will grant Hospira a license to market Hospira’s product made under NDA No. 211530 in the United States beginning on January 17, 2028 (subject to FDA approval), or earlier under certain circumstances. Additionally, in accordance with the Agreement, the parties will terminate all ongoing litigation among us, Teva Pharmaceuticals International, GmbH and Cephalon, Inc. and Hospira regarding the Asserted Patents pending in the United States District Court for the District of Delaware. The Agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice.

TREAKISYM
Eagle's bendamustine franchise continues to grow, including the launch of the TREAKISYM rapid infusion (“RI”) (50ml) liquid formulation in the first quarter of 2022, and the launch of the ready-todilute ("RTD") formulation in Japan in the first quarter of 2021.

COVID-19 and Macroeconomic Environment Business Update
In response to the COVID-19 pandemic, we have taken measures designed to address and mitigate the impact of the COVID-19 pandemic on our business, such as remote working policies, facilitating management’s daily communication to address employee and business concerns and providing frequent updates to the Board. We anticipate that the COVID-19 pandemic may have an impact on the clinical development timeline for EA-114. We anticipate that the COVID-19 pandemic may continue to delay our supply chain and marketing and sales efforts for certain of our products, including Bendeka, although it is not currently expected that any disruption would be material. The COVID-19 pandemic have resulted in a decrease in healthcare utilization broadly and specifically lead to a continuing reduction in the utilization of physician-administered oncology products including Belrapzo and Bendeka. While we have experienced variable financial impacts to date, the COVID-19 pandemic, including the global economic slowdown, government measures taken in response thereto, the overall disruption of global healthcare systems and other risks and uncertainties associated with the pandemic, could materially adversely affect our business, financial condition, results of operations and growth prospects. We continue to monitor COVID-19 as we evaluate and evolve our business plans. The impact of the COVID-19 pandemic on our business and financial condition is more fully described below in Trends and Uncertainties. In addition, we continue to monitor the impacts of other global and worsening macroeconomic conditions, such as global geopolitical tension, increasing inflation and interest rates, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices. The U.S. government and other nations have imposed significant restrictions on most companies' ability to do business in Russia as a result of the ongoing military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to further expand our business and to otherwise generate revenues and develop our product candidates. In addition, a significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Financial Operations Overview
Revenue

Our revenue consists of product sales, royalty revenue and license and other revenue.

Product Sales. We have recognized revenues from product sales of Bendeka, Treakisym, Ryanodex, Belrapzo, BARHEMSYS and BYFAVO. Sales of Bendeka and Treakisym were made to our commercial partners, Teva and SymBio, respectively. Sales to our commercial partners are typically made at little or no profit for resale. PEMFEXY, vasopressin, Ryanodex, Belrapzo, BARHEMSYS and BYFAVO were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.

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

Income Taxes
We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740, “Income Taxes,” or ASC 740.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that the rate changes.  A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. ASC 740 also prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction.  We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense. The benefit (provision) for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the years ended December 31, 2022, 2021 and 2020 reflect items such as the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Syros, certain non-deductible executive compensation, changes in state filing positions partially offset by credits for research and development activity.

Results of Operations
Comparison of Years Ended December 31, 2022 and December 31, 2021

Revenues

	Year Ended December 31,		Increase (Decrease)
	2022	2021
	(in thousands)
Product sales, net	$214,536	$65,023	$149,513
Royalty revenue	98,266	106,523	(8,257)
License and other revenue	3,808	—	3,808
Total revenue	$316,610	$171,546	$145,064

Product sales increased $149.5 million in the year ended December 31, 2022. The increase was primarily attributable to product sales of PEMFEXY and vasopressin, which each launched in the first quarter of 2022, which combined for $130.6 million of product sales, net. We also had higher product sales of Belrapzo of $9.9 million, Ryanodex of $4.9 million, Bendeka of $1.8 million due to volume increases.

Royalty revenue decreased $8.3 million in the year ended December 31, 2022 primarily as a result of lower royalties on Teva's sales of BENDEKA of $12.3 million, which were partially offset by royalties on SymBio's sales of Treakisym of $4.0 million.

During 2022, we recorded $3.8 million of other revenue for a cumulative sales milestone on sales of Treakisym in Japan by our marketing partner, SymBio.

Cost of Revenue

	Year Ended December 31,		Increase (Decrease)
	2022	2021
	(in thousands)
Cost of product sales	$85,458	$31,528	$53,930
Cost of royalty revenue	9,478	10,652	(1,174)
Total cost of revenue	$94,936	$42,180	$52,756

Cost of product sales increased $53.9 million in the year ended December 31, 2022. This was primarily attributable to the product launches of PEMFEXY and vasopressin in 2022, which combined for cost of sales of $41.2 million in 2022, as well as an increase of $3.0 million for Belrapzo and $1.0 million for Bendeka related to higher unit sales. We also recorded $8.3 million of amortization expenses related to intangible assets acquired with Acacia Pharma in June 2022 and related to the intangible asset recognized for the Robert One PEMFEXY in fourth quarter of 2022.

Cost of royalty revenue decreased $1.2 million in the year ended December 31, 2022, primarily as a result of a decrease in royalty revenue on Teva’s sales of Bendeka. Partially offset by higher cost of royalty associated with Treakisym.

Research and Development
The table below details our research and development expenses by significant project for the periods presented.

	Year Ended December 31,		(Decrease) Increase
	2022	2021
	(in thousands)
Fulvestrant	$6,608	$7,016	$(408)
Vasopressin	(591)	6,976	(7,567)
CAL02 / Combioxin	11,009	10,334	675
Landiolol / AOP	756	5,005	(4,249)
PEMFEXY	—	2,211	(2,211)
All other projects	2,548	4,706	(2,158)
Salary and other personnel related expenses	13,758	15,027	(1,269)
Research and development	$34,088	$51,275	$(17,187)
The decrease of $17.2 million primarily reflecting the non-recurrence of a $10.0 million upfront payment related to our license agreement with Combioxin SA for CAL02, a $5.0 million upfront payment related to our licensing agreement with AOP Orphan for landiolol, lower headcount cost of $1.3 million, lower spend of vasopressin of $7.6 million, RYANODEX and EA111 of $3.1 million and PEMFEXY of $2.2 million. This was partially offset by $11.0 million of CMC and clinical expenses on our CAL02 program.

Selling, General and Administrative

	Year Ended December 31,		Increase
	2022	2021
	(in thousands)
Selling, general and administrative	$106,626	$75,322	$31,304
The increase of $31.3 million is primarily reflects $16.6 million of higher professional fees which primarily resulted from our Acacia and Enalare transactions, $6.9 million of severance related to the acquisition of Acacia post-acquisition expense, and increased sales and marketing expense which includes increased headcount costs of $3.8 million and increased marketing costs of $5.9 million associated with BARHEMSYS, BYFAVO and PEMFEXY. This was partially offset by $2.9 million of lower stock-based compensation expense.

Total Other Expense, net

	Year Ended December 31,		Net Change
	2022	2021
	(in thousands)
Interest income	$271	$560	$(289)
Interest expense	(4,045)	(1,635)	(2,410)
Other expense	(15,753)	(6,242)	(9,511)
Total other expense, net	$(19,527)	$(7,317)	$(12,210)

Interest income decreased $0.3 million. This decrease was primarily due to the impairment of $0.5 million of interest receivable associated with the convertible promissory note which was impaired during the third quarter 2022.

Interest expense increased $2.4 million. This increase was due to higher outstanding debt during 2022.

Other expense increased $9.5 million. The change was primarily due to a $7.0 million loss related to forward contract settled and $5.0 million loss related to write-off on our investment in Avelas during 2022, partially offset by lower fair value adjustments on our investment in Syros of $1.7 million and loss related to foreign exchange of $0.4 million.

Provision for income taxes

	Year Ended December 31,
	2022	2021
	(in thousands)
Provision for income taxes	$(25,791)	$(4,079)
Effective tax rate	42%	(90)%

Our provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the year ended December 31, 2022, reflects the impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia, partially offset by credits for research and development activity. The effective tax rate for the year ended December 31, 2021, reflects certain non-deductible executive compensation, tax effect on stock options exercises, net of forfeitures and valuation allowance established on the deferred tax asset for an unrealized capital loss in our investment in Syros partially offset by credits for research and development activities.

Net Income (Loss)

Net income for the year ended December 31, 2022 was $35.6 million as compared to a net loss of $8.6 million for the year ended December 31, 2021, as a result of the factors discussed above.

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

Research and Development
The table below details our research and development expenses by significant project for the periods presented.

	Year Ended December 31,		Increase / (Decrease)
	2021	2020
	(in thousands)
Fulvestrant	$7,016	$6,802	$214
Vasopressin	6,976	4,727	2,249
Ryanodex related projects	1,692	2,865	(1,173)
CAL02 / Combioxin	10,334	—	10,334
Landiolol / AOP	5,005	—	5,005
PEMFEXY	2,211	608	1,603
All other projects	3,014	3,085	(71)
Salary and other personnel related	15,027	12,698	2,329
Research and development	$51,275	$30,785	$20,490
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
The decrease is primarily related to lower stock compensation expense of $5.2 million, the non-recurrence of $2.5 million of costs related to the collaboration with Syros in 2020, partially offset by increased expense related to salaries and bonuses of $2.3 million and ongoing litigation matters of $1.9 million.

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

Our other (expense) income, net decreased $2.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The $6.2 million expense amount for the year ended December 31, 2021 primarily resulted from fair value adjustments on equity investment in Syros. The $8.3 million expense amount for the year ended December 31, 2020 related to fair value adjustments on equity investment in Syros in the amount of $5.3 million and the related fair value adjustments related to the final settlement of the $25.0 million ASR transaction with JPMorgan. We determined the ASR contained a forward contract and therefore we recorded fair value adjustments on unsettled accelerated share repurchase agreement in the amount of $3.0 million in the year ended December 31, 2020.

Provision for income taxes

	Year Ended December 31,
	2021	2020
	(in thousands)
Provision for income taxes	$(4,079)	$(10,688)
Effective tax rate	(90)%	47%

Our provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the year ended December 31, 2021, reflects certain non-deductible executive compensation, tax effect on stock options exercises, net of forfeitures and valuation allowance established on the deferred tax asset for an unrealized capital loss in our investment in Syros partially offset by credits for research and development activities. The effective tax rate for the year ended December 31, 2020, reflects the impact of a valuation allowance established on the deferred tax asset for an unrealized capital loss in our investment in Syros, certain non-deductible executive compensation, non-deductible nature of the fair value adjustment of our ASR agreement and changes in state filing positions partially offset by credits for research and development activities.

Net (Loss) Income

Net loss for the year ended December 31, 2021 was $8.6 million as compared to a net income of $12.0 million for the year ended December 31, 2020, as a result of the factors discussed above.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, cash flows from operations and availability of borrowing under our revolving credit facility. Our primary uses of cash are to fund working capital requirements, including repayment of debt, product development costs, operating expenses as well as repurchases of our common stock. Cash and cash equivalents were $55.3 million, and $97.7 million as of December 31, 2022 and December 31, 2021, respectively.
For the year ended December 31, 2022, we recorded net income of $35.6 million. As of December 31, 2022, we had a working capital surplus of $77.7 million. For the year ended December 31, 2021, we recorded net loss of $8.6 million.
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
The COVID-19 pandemic has disrupted the U.S. healthcare system, global economies and global capital markets. There are significant uncertainties surrounding the full extent and duration of the impact of the COVID-19 pandemic on our business and operations. We have experienced variable financial impacts to date, as a result of the COVID-19 pandemic and the pandemic could have a material adverse impact on our financial condition and results of operations in the future, including our ability to obtain financing when and if needed. The impact of COVID-19 on our business and financial condition is more fully described below in Trends and Uncertainties.
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

Operating Activities:
Net cash provided by operating activities for the year ended December 31, 2022 was $50.7 million. Net income for the same period was $35.6 million more than offset by the net of non-cash adjustments of approximately $31.5 million from deferred income taxes, depreciation expense, noncash operating lease expense related to right-of-use assets, amortization expense of intangible assets, convertible promissory note related credit losses, stock-based compensation expense, fair value adjustments on equity investment, amortization of debt issuance costs, fair value adjustments related to derivative instrument, gain on fair value adjustments related to debt and loss on write-off of promissory note. Net changes in working capital decreased cash from operating activities by approximately $16.4 million, due to changes in working capital accounts. The total amount of accounts receivable as of December 31, 2022 was approximately $72.4 million, which included $48.7 million related to product sales and $23.7 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 70 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter or year end.
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

Investing Activities:
During the years ended December 31, 2022, 2021 and 2020, we invested $0.2 million, $0.3 million, and $0.7 million, respectively, for the purchase of property and equipment.

Net cash used in investing activities for the year December 31, 2022 was $86.8 million, primarily as a result of our acquisition of Acacia Pharma pursuant to which we paid cash consideration of approximately $74.2 million, coupled with an equity investment in Enalare of $12.5 million.

Net cash used in investing activities for the year December 31, 2021 primarily was as a result of $5.0 million of investment to purchase a convertible promissory note of a privately held clinical-stage biotechnology company.

Net cash used in investing activities for the year December 31, 2020 primarily was $17.5 million related to our purchase of 10 million restricted shares of Syros’s common stock.
Financing Activities:
Net cash used in financing activities for the year December 31, 2022 was $6.2 million, as a result of $52.2 million of principal payments for debt required by our Second Amended Credit Agreement, $18.0 million in payments related to the repurchases of our common stock, $1.4 million of payments associated with employee withholding tax upon vesting of stock-based awards, partially offset by $30.0 million from a drawdown from our revolving credit facility under the Third Amended Credit Agreement, net $15.0 million of revolver repayments coupled with $50.0 million of new debt net of $1.4 million of debt financing costs, and $1.7 million in proceeds received from the exercise of employee stock options.
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

During the year ended December 31, 2022, we have experienced a variable impact on our business and financial condition due to the COVID-19 pandemic. We also incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. The COVID-19 pandemic, including containment and mitigation measures, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:
•Day-to-Day Operations: During the second quarter of 2021, we developed and implemented plans to resume in-person work practices while adhering to relevant health authority guidance, for certain of our employees, including customer-facing employees, that had been primarily working remotely. We may incur additional expenses in 2023 related to the impact of the COVID-19 pandemic on our operations, including updates to our facilities to align with safety protocols.
•Manufacturing and Supply Chain: We are working closely with our commercial partners and third-party manufacturers to mitigate potential disruptions as a result of the COVID-19 pandemic by continuing to monitor the supply and availability of Bendeka, Ryanodex, Belrapzo, Treskysim, PEMFEXY, BARHEMSYS, and BYFAVO for the patients who rely on these products. We anticipate that the COVID-19 pandemic may continue to delay our supply chain and marketing and sales efforts for certain of our products, including Bendeka, although it is not currently expected that any disruption would be material.
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

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic has had a variable impact on our results of operations during the year ended December 31, 2022 and, it could have a material adverse impact on our financial condition and results of operations in the future.

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

Contractual Obligations
Our future material contractual obligations include the following (in thousands):

Obligation	Total	2023	2024	2025	Beyond
Operating leases (1)	$3,207	$1,672	$1,122	$413	$—
Credit facility and Term loans (2)	63,750	6,250	10,000	47,500	—
Investment in Enalare (3)	12,500	12,500	—	—	—
Purchase obligations (4)	87,501	87,501	—	—	—
Total obligations	$166,958	$107,923	$11,122	$47,913	$—

(1) We lease our corporate office location. On August 8, 2019, we amended the lease for our corporate office location in order to rent additional office space and extend the term of our existing lease to June 30, 2025. The Company also leases its lab space under a lease agreement that expires on April 30, 2024. We also lease office space located in Palm Beach Gardens, FL. The new lease agreement commenced on November 1, 2021 and will expire 36 months from the lease commencement date, which is October 31, 2024. Rental expense was $1,507, $1,407, and $1,323, for the year ended December 31, 2022, 2021, and 2020, respectively. The remaining future lease payments under the operating leases, exclusive of any renewal option periods, are $3,207 as of December 31, 2022, payable monthly.
(2) Refer to the Consolidated Financial Statements Note 6, “Debt” for further information regarding our Credit Agreement and Term Loans.
(3) We invested $12.5 million in Enalare at the time of entering the agreement in August 2022, and we are contractually obligated to invest another $12.5 million six months after August 2022. Refer to the Consolidated Financial Statements Note 11, "Investment in Enalare Therapeutics Inc." for further details.
(4) As of December 31, 2022, the Company has purchase obligations in the amount of $87,501 which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for Belrapzo, vasopressin, PEMFEXY and Ryanodex are recorded net of certain deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our chargeback and rebate reserves. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.

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

Business Combinations
We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values as determined using a market participant concept. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill.

The estimated fair value of acquired intangible assets was determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price are based on management's best estimates as of the closing date of the acquisition. Some of the more significant assumptions inherent in the development of the intangible asset valuations included the estimated net cash flows for each year for each asset (including relevant market size and market share), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, as well as other factors. For these and other reasons, actual results may vary significantly from estimated results.

For additional information regarding our estimates, including quantitative impacts on our financial results, see Note 2 to our Consolidated Financial Statements - Summary of Significant Accounting Policies

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash and cash equivalents of $55.3 million held primarily in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, however, due to the short-term duration of our money market mutual funds and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio.

Our exposure to interest rate risk also relates to our variable-rate indebtedness associated with our Third Amended Credit Agreement. As of December 31, 2022 and 2021, the aggregate principal amount of such variable-rate indebtedness was $63.8 million and $26.0 million, respectively. Borrowings under the Third Amended Credit Agreement may from time to time bear interest at variable rates, which rates are further described in Note 6. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report. As of December 31, 2022 and 2021, a hypothetical 1% increase in the applicable rate would not have a material effect on the incremental annual interest expense related to our variable-rate debt borrowings.

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

As of December 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2022. Management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented therein.

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
Management (with the participation of the principal executive officer and principal accounting and financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the business of Acacia Pharma Group plc (“Acacia”), which the Company acquired in a business combination on June 9, 2022, and is included in our consolidated financial statements as of and for the year ended December 31, 2022. The Acacia business represented approximately 3.6% of total assets (excluding goodwill and intangible assets), 1.7% of total liabilities, 0.5% of total revenues, and 3.5% of total operating expenses, each as reflected in our consolidated financial statements as of and for the year ended December 31, 2022.

Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

The financial statements and internal control over financial reporting have been audited by Ernst & Young, LLP, an independent registered public accounting firm. Ernst & Young's reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.

/s/ Scott Tarriff
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brian Cahill
Chief Financial Officer (Principal Accounting and Financial Officer)

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eagle Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Acacia Pharma Group plc, which is included in the 2022 consolidated financial statements of the Company and constituted 3.6% and 1.7% of total assets (excluding goodwill and intangible assets) and total liabilities, respectively, as of December 31, 2022 and 0.5% and 3.5% of revenues and operating expenses, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Acacia Pharma Group plc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and our report dated March 23, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Stamford, Connecticut
March 23, 2023

Item 9B. Other information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
We will file a definitive proxy statement for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2023 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our employees, officers and directors. The Code of Conduct is available on our website at www.eagleus.com at [insert where found]. The nominating and corporate governance committee of our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the website address and location specified above. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our 2023 Proxy Statement under the section entitled “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2023 Proxy Statement under the section entitled “Executive Compensation—Non-Employee Director Compensation,” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2023 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2023 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our 2023 Proxy Statement under the sections entitled “Related-Person Transactions Policy and Procedures—Certain Related-Person Transactions” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2023 Proxy Statement to under the section entitled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
2.1
Scheme Document, dated April 26, 2022 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, SEC File No. 001-36306, filed with the Commission on April 27, 2022).

2.2
Co-operation Agreement, dated March 27, 2022, by and between Eagle Pharmaceuticals, Inc. and Acacia Pharma Group plc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, SEC File No. 001-36306, filed with the Commission on March 28, 2022).

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
Development and License Agreement, by and between the Registrant and Robert One, LLC (pemetrexed), dated February 13, 2009, as amended May 22, 2009, December 23, 2010 and July 16, 2013 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, SEC File No. 333-192984, filed December 20, 2013), and as amended on August 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015) as further amended by the Amendment to Development and Licensing Agreement, by and between the Company and Robert One, LLC, dated December 9, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed on December 14, 2022)

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
Eagle Pharmaceuticals, Inc. Officer Severance Benefit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 10, 2015), as amended and restated by the Eagle Pharmaceuticals, Inc. Amended and Restated Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed December 16, 2019), as amended and restated by the Amended and Restated Severance Benefit Plan, effective as of December 9, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed on December 9, 2022)

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
Co-Promotion Agreement, by and between the Registrant and Spectrum Pharmaceuticals, Inc., dated November 4, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed February 29, 2016)

10.23
Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated January 26, 2017 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017) as amended and restated by the Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed August 9, 2017), and as amended and restated by the Second Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated November 8, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed November 12, 2019). as amended and restated by the Third Amended and Restated Credit Agreement, by and among the Registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated November 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed on November 3, 2022)

10.24
Amendment to License and Sublicense Agreement, by and between the Registrant and Lyotropic Therapeutics, Inc., dated August 3, 2016 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-36306, filed March 15, 2017)

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

10.37
Lock-up Agreement, dated March 27, 2022, by and between Eagle Pharmaceuticals, Inc. and Cosmo Pharmaceuticals N.V. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed on March 28, 2022).

10.38
Guaranty Agreement to Loan Agreement, by and among the Registrant, Acacia Pharma Limited and Cosmo Technologies Ltd., dated June 9, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q, SEC File No. 001-36306, filed on August 9, 2022

10.39
Securities Purchase Agreement, by and between the Registrant and Enalare Therapeutics Inc., dated August 8, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed on August 9, 2022)

10.40
Security Purchase Option Agreement, by and between the Registrant, Enalare Therapeutics Inc. and the other parties thereto, dated August 8, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed on August 9, 2022)

10.41
Settlement and License Agreement, by and between Teva Pharmaceuticals International GmbH and Cephalon, Inc. and the Registrant and Hospira, Inc., dated April 18, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-36306, filed on November 9, 2022

10.42
Amendment to Development and Licensing Agreement, by and between the Company and Robert One, LLC, dated December 9, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-36306, filed on December 14, 2022)

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
(1) Filed herewith.
(2) Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2023.

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

Signature	Title	Date

/S/ SCOTT TARRIFF Scott Tarriff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023

/S/ BRIAN CAHILL Brian Cahill	Chief Financial Officer (Principal Accounting and Financial Officer)	March 23, 2023

/S/ MICHAEL GRAVES Michael Graves	Chairman of the Board of Directors	March 23, 2023

/S/ STEVEN RATOFF Steven Ratoff	Member of the Board of Directors	March 23, 2023

/S/ JENNIFER K. SIMPSON Jennifer K. Simpson	Member of the Board of Directors	March 23, 2023

/S/ ROBERT L. GLENNING Robert L. Glenning	Member of the Board of Directors	March 23, 2023

/S/ RICHARD A. EDLIN Richard A. Edlin	Member of the Board of Directors	March 23, 2023
/S/ LUCIANA BORIO Luciana Borio	Member of the Board of Directors	March 23, 2023

INDEX TO FINANCIAL STATEMENTS OF
EAGLE PHARMACEUTICALS, INC.

APPENDIX A

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 23, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Chargebacks

Description of the Matter
At December 31, 2022, the Company recorded an allowance for chargebacks totaling $23.6 million. As described in Note 2 of the consolidated financial statements, the Company recognizes revenues from product sales net of allowances for chargebacks. These allowances are recorded in the period when the related sales occur and are based on the estimated amounts to be claimed which are not known at the point of sale. Chargebacks are estimated based on assumptions about the third-party payors and contracted prices to be paid by those payors.

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

Valuation of Intangible Assets Acquired in a Business Combination
Description of the Matter	On June 9, 2022, the Company completed the acquisition of all the outstanding share capital of Acacia Pharma Group plc (the “Acquisition”). The Company accounted for the acquisition as a business combination using the acquisition method of accounting for total consideration of approximately $100.4 million, which included cash consideration of $76.7 million as disclosed in Notes 1 and 15 to the consolidated financial statements. The purchase price was allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
Auditing the Company's valuation for the acquired intangible assets required complex auditor judgment due to the significant estimation uncertainty in determining the fair value of the intangible assets of $108.0 million. The significant assumptions used to estimate the fair value of the intangible assets acquired included relevant market size, market share and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for the acquisition. For example, we tested controls over management’s review of the valuation of the intangible assets, including management’s review of the significant assumptions used in the valuation models.

To test the estimated fair value of the intangible assets, our audit procedures included, among others, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company. We compared the significant assumptions used by management to current industry and market data, and other relevant factors that would affect the significant assumptions. In addition, we involved internal valuation specialists to assist in evaluating certain assumptions, such as the discount rate, and methodologies used in the fair value estimates. To evaluate the discount rate, we independently developed a range of estimates and compared our estimates to those used by management.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

Stamford, Connecticut
March 23, 2023

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$55,321	$97,659
Accounts receivable, net	72,439	41,149
Inventories	47,794	21,908
Prepaid expenses and other current assets	13,200	11,890
Total current assets	188,754	172,606
Property and equipment, net	1,168	1,636
Intangible assets, net	118,327	10,671
Goodwill	45,033	39,743
Deferred tax asset	27,146	18,798
Other assets	25,732	10,278
Total assets	$406,160	$253,732
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,993	$16,431
Accrued expenses and other liabilities	85,844	32,338
Short-term debt	6,250	25,607
Total current liabilities	111,087	74,376

Other long-term liabilities	5,297	2,903
Long-term debt	56,216	—
Total liabilities	172,600	77,279

Commitments and contingencies

Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,569,375 and 16,903,034 shares issued as of December 31, 2022 and 2021, respectively	18	17
Additional paid in capital	366,265	325,779
Accumulated other comprehensive loss	(1,112)	(94)
Retained earnings	111,504	75,862
Treasury stock, at cost, 4,552,730 and 4,111,622 shares as of December 31, 2022 and 2021, respectively	(243,115)	(225,111)
Total stockholders' equity	233,560	176,453
Total liabilities and stockholders' equity	$406,160	$253,732
See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Product sales, net	$214,536	$65,023	$72,323
Royalty revenue	98,266	106,523	110,479
License and other revenue	3,808	—	5,000
Total revenue	316,610	171,546	187,802
Operating expenses:
Cost of product sales	85,458	31,528	33,647
Cost of royalty revenue	9,478	10,652	11,818
Research and development	34,088	51,275	30,785
Selling, general and administrative	106,626	75,322	78,598
Total operating expenses	235,650	168,777	154,848
Income from operations	80,960	2,769	32,954
Interest income	271	560	562
Interest expense	(4,045)	(1,635)	(2,577)
Other expense	(15,753)	(6,242)	(8,262)
Total other expense, net	(19,527)	(7,317)	(10,277)
Income (loss) before income tax provision	61,433	(4,548)	22,677
Income tax provision	(25,791)	(4,079)	(10,688)
Net income (loss)	$35,642	$(8,627)	$11,989
Earnings (Loss) per common share:
Basic	$2.76	$(0.66)	$0.89
Diluted	$2.73	$(0.66)	$0.87
Weighted average number of common shares outstanding:
Basic	12,933,896	13,051,095	13,481,525
Diluted	13,065,494	13,051,095	13,771,393
See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$35,642	$(8,627)	$11,989

Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,112)	—	—
Unrealized gain (loss) for convertible promissory note and other	94	(94)	—

Total other comprehensive (loss)	(1,018)	(94)	—

Comprehensive income (loss)	$34,624	$(8,721)	$11,989
See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance at December 31, 2019	16,538	$17	$278,518	$(171,861)	$—	$72,500	$179,174
Stock-based compensation expense	—	—	24,756	—	—	—	24,756
Issuance of common stock upon exercise of stock option grants	149	—	3,654	—	—	—	3,654
Payment of employee withholding tax upon vesting of stock-based awards	—	—	(1,525)	—	—	—	(1,525)
Issuance of common stock related to vesting of restricted stock	52	—	—	—	—	—	—
Common stock repurchases	—	—	—	(32,037)	—	—	(32,037)
Net income	—	—	—	—	—	11,989	11,989
Balance at December 31, 2020	16,739	$17	$305,403	$(203,898)	$—	$84,489	$186,011
Stock-based compensation expense	—	—	19,555	—	—	—	19,555
Issuance of common stock upon exercise of stock option grants	101	—	2,398	—	—	—	2,398
Issuance of common stock related to vesting of restricted stock	63	—	(1,577)	—	—	—	(1,577)
Common stock repurchases	—	—	—	(21,213)	—	—	(21,213)
Other comprehensive loss	—	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	—	(8,627)	(8,627)
Balance at December 31, 2021	16,903	$17	$325,779	$(225,111)	$(94)	$75,862	$176,453
Stock-based compensation expense	—	—	16,451	—	—	—	16,451
Issuance of common stock upon exercise of stock option grants	76	—	1,747	—	—	—	1,747
Issuance of common stock related to business acquisition	516	1	23,644	—	—	—	23,645
Issuance of common stock related to vesting of restricted stock units	74	—	(1,356)	—	—	—	(1,356)
Common stock repurchases	—	—	—	(18,004)	—	—	(18,004)
Other comprehensive loss	—	—	—	—	(1,018)	—	(1,018)
Net income	—	—	—	—	—	35,642	35,642
Balance at December 31, 2022	17,569	$18	$366,265	$(243,115)	$(1,112)	$111,504	$233,560
See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$35,642	$(8,627)	$11,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(8,324)	(3,618)	(1,511)
Depreciation expense	646	764	872
Noncash operating lease expense related to right-of-use assets	1,243	1,046	1,228
Amortization expense of intangible assets	11,378	2,996	2,666
Convertible promissory note related credit losses	—	758	—
Stock-based compensation expense	16,451	19,555	24,756
Fair value adjustments on equity investment	4,457	6,170	5,300
Amortization of debt issuance costs	469	472	419
Fair value adjustments on settled accelerated share repurchase agreement	—	—	2,962
Fair value adjustments related to derivative instrument	962	(686)	—
Gain on fair value adjustments related to debt	(263)	—	—
Accretion of discount on convertible promissory note	—	(148)	—
Loss on write-off of promissory note	4,444	—	—
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(30,832)	9,529	(3,113)
Inventories	(8,339)	(13,833)	(1,509)
Prepaid expenses and other current assets	(5,155)	(2,770)	11,386
Accounts payable	2,966	10,162	806
Accrued expenses and other liabilities	43,580	7,770	(4,429)
Other assets and other long-term liabilities, net	(18,624)	(1,321)	(2,325)
Net cash provided by operating activities	50,701	28,219	49,497
Cash flows from investing activities:
Purchase of Acacia, net of cash acquired	(74,152)	—	—
Purchase of equity investment security	(12,500)	—	(17,500)
Purchase of property and equipment	(178)	(323)	(747)
Purchase of convertible promissory note	—	(5,000)	—
Net cash used in investing activities	(86,830)	(5,323)	(18,247)
Cash flows from financing activities:
Repurchases of common stock	(18,004)	(21,213)	(34,999)
Proceeds from existing revolving credit facility	30,000	—	110,000
Repayment of existing revolving credit facility	(15,000)	—	(110,000)
Debt proceeds	50,000	—	—
Payment of debt	(52,236)	(8,000)	(5,000)
See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Payment of debt financing costs	(1,360)	—	—
Payment of employee withholding tax upon vesting of stock-based awards	(1,356)	(1,577)	(1,525)
Payments for employee net option exercises	—	—	—
Proceeds from common stock option exercises	1,747	2,398	3,654
Net cash used in financing activities	(6,209)	(28,392)	(37,870)
Net decrease in cash and cash equivalents	(42,338)	(5,496)	(6,620)
Cash and cash equivalents at beginning of period	97,659	103,155	109,775
Cash and cash equivalents at end of period	$55,321	$97,659	$103,155

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$28,410	$10,005	$6,428
Interest	1,726	1,197	2,224
Right-of-use asset obtained in exchange for lease obligation, inclusive of a lease amendment	—	270	855
See accompanying notes to consolidated financial statements

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Organization and Business
Eagle Pharmaceuticals, Inc. (the "Company", "Eagle", or "we") is an integrated pharmaceutical company focused on finding ways to help medicines do more for patients. We and our collaborators have the capabilities to take a molecule from preclinical research through regulatory approval and into the marketplace, including development, manufacturing and commercialization. Our business model applies our scientific expertise, proprietary research-based insights and marketplace proficiency to identify challenging-to-treat diseases of the central nervous system or metabolic critical care therapeutic areas as well as in oncology. By focusing on patients' unmet needs, we strive to provide healthcare professionals with urgently needed treatment solutions that are designed to improve patient care and outcomes and create near- and long-term value for our stakeholders, including patients and healthcare providers and our employees, marketing partners, collaborators and investors. Our science-based business model has a proven track record with the U.S. Food and Drug Administration ("FDA") approval and commercial launches of six products: PEMFEXY® (pemetrexed for injection), vasopressin, an A-rated generic alternative to Vasostrict®, Ryanodex® (dantrolene sodium) ("Ryanodex"), bendamustine ready-to-dilute ("RTD") 500ml solution ("Belrapzo"), and rapidly infused bendamustine RTD ("Bendeka") and bendamustine ready-to-dilute and rapidly infused RTD in Japan (“Treakisym”). We market our products through marketing partners and/or our internal direct sales force. We market PEMFEXY, vasopressin, Ryanodex and Belrapzo, and Teva Pharmaceutical Industries Ltd. ("Teva") markets Bendeka through its subsidiary Cephalon, Inc. SymBio Pharmaceuticals Limited ("SymBio"), markets Treakisym, a RTD product, in Japan.

On June 9, 2022, we acquired all of the outstanding share capital of Acacia Pharma Group plc ("Acacia"), which added two FDA approved new chemical entities with patent protection, BARHEMSYS® (amisulpride for injection) and BYFAVO® (remimazolam for injection). Refer to Note 15 for further details.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
2. Summary of Significant Accounting Policies
Business combinations and Asset Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition.

In accordance with ASC 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation in certain notes to these consolidated financial statements.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The following tables present the Company’s hierarchy for its assets measured at fair value as of December 31, 2022 and 2021:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,567	$47,567	$—	$—
Investment in Syros Pharmaceuticals, Inc. ("Syros")	1,573	1,573	—	—
Investment in Enalare Therapeutics, Inc.	8,438	—	—	8,438
Acquisition rights of Enalare Therapeutics, Inc.	8,125	—	—	8,125

Liability:
Forward Liability	4,063	—	—	4,063

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$57,357	$57,357	$—	$—
Convertible promissory note	4,021	—	—	4,021
Embedded derivative asset in convertible promissory note	962	—	—	962
Investment in Syros	6,030	6,030

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2022 and 2021, respectively.

Our investment in Enalare Therapeutics Inc., ("Enalare"), acquisition right and forward liability were classified as Level 3. We analyzed and assessed the contractual obligation to invest another $12.5 million within six months from August 2022, along with the purchase option included within the Securities Purchase Agreement (“SPA”). We used a probability factor to value the asset related to the acquired acquisition rights based on management's best estimate, including the probability of completion of certain development milestones. The equity stake was accounted for as non-readily determinable fair value ("non-RDFV”) investment. The equity investment, acquisition right and forward liability was reported at fair value as of December 31, 2022. Refer to Note 11, Investment in Enalare Therapeutics Inc. for further information.

Our investment in restricted shares of common stock of Syros Pharmaceuticals, Inc. ("Syros"), following the merger of Tyme Technologies, Inc. (“Tyme”) and Syros on September 16, 2022, are classified as Level 1. Refer to Note 9, License and Collaboration Agreements for further details.

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

Refer to Note 15. Business Acquisition for details regarding fair value measurements in connection with our acquisition of Acacia.

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

The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment significant changes in our forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes or planned changes in our use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed as of December 31, 2022.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in the Eagle Biologics and Acacia acquisition. Goodwill is not amortized, but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the fair value of the reporting unit’s goodwill is less than it's carrying amount. The Company performed a qualitative annual test for goodwill as of October 1, 2022. During the year ended December 31, 2022, the Company concluded that no impairment exists.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Year Ended December 31,
	2022	2021	2020
Total revenues
Teva - See Revenue Recognition	33%	66%	67%
Customer A	19%	7%	10%
Customer B	12%	9%	5%
Customer C	12%	4%	2%
Customer D	9%	8%	9%
Other	15%	6%	7%
	100%	100%	100%

	December 31,
	2022	2021
Accounts receivable
Teva - See Revenue Recognition	31%	63%
Customer A	1%	13%
Customer B	57%	13%
Customer C	5%	2%
Customer D	2%	2%
Other	4%	7%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $8.5 million, $2.6 million, and $2.7 million for the year ended December 31, 2022, 2021, and 2020, respectively.
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

The Company recorded product sales, net as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
PEMFEXY	$67,479	$—	$—
Vasopressin	63,159	—	—
Bendeka	12,992	11,167	15,439
Belrapzo	33,667	23,728	27,527
Ryanodex	30,164	25,271	28,268
Other	7,075	4,857	1,089
Product sales, net	$214,536	$65,023	$72,323

The following table provides a summary roll-forward of the Company's net product revenue allowances and related reserves for the years ended December 31, 2022 and 2021, on the consolidated balance sheets (in thousands):

	Chargebacks	Commercial Rebates	Medicaid Rebates	Product Returns	Wholesaler Fees and Other Incentives	Total
Balance at December 31, 2020	$2,289	$1,772	$684	$1,666	$5,391	$11,802
Provisions / Adjustments	27,402	3,042	268	2,531	9,650	42,893
Charges processed / Payments	(25,852)	(2,838)	(332)	(2,674)	(13,070)	(44,766)
Balance at December 31, 2021	$3,839	$1,976	$620	$1,523	$1,971	$9,929
Provisions / Adjustments	118,575	28,109	1,722	4,893	34,505	187,804
Charges processed / Payments	(98,807)	(9,399)	(368)	(365)	(21,892)	(130,831)
Balance at December 31, 2022	$23,607	$20,686	$1,974	$6,051	$14,584	$66,902

Such net product revenue allowances and reserves are included within accounts receivable, net and accrued expenses and other current liabilities within the consolidated balance sheets.

Royalty Revenue — The Company recognizes revenue from license arrangements with its commercial partners' net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. The Company's commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 25 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently determines a true-up when it receives royalty reports from its commercial partners. Historically, these true-up adjustments have been immaterial. Our receivables from royalty revenue are due 45-days from the end of the quarter..

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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2022.
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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The anti-dilutive common shares equivalents outstanding at December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Options	2,273,590	2,336,586	2,767,501
Restricted stock units	235,860	98,416	207,177
Total	2,509,450	2,435,002	2,974,678

The following table sets forth the computation for basic and diluted net income (loss) per share for December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Numerator
Numerator for basic and diluted earnings per share-net income (loss)	$35,642	(8,627)	$11,989
Denominator
Basic weighted average common shares outstanding	12,933,896	13,051,095	13,481,525
Dilutive effect of stock options	131,598	—	289,868
Diluted weighted average common shares outstanding	13,065,494	13,051,095	13,771,393
Basic net income (loss) per share
Basic net income (loss) per share	$2.76	$(0.66)	$0.89
Diluted net income (loss) per share
Diluted net income (loss) per share	$2.73	$(0.66)	$0.87
All potentially dilutive items were excluded from the diluted share calculation for the year ended December 31, 2021 because their effect would have been anti-dilutive, as the Company was in a loss position.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
3. Inventories
The Company's inventory balance consists of the following:

	December 31,
	2022	2021
Raw materials	$12,348	$7,317
Work-in-process	14,064	9,666
Finished goods	21,382	4,925
	$47,794	$21,908

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
4. Property and Equipment, net
Property and equipment consists of the following:

	December 31,		Estimated Useful Life (years)
	2022	2021
Furniture and fixtures	$1,525	$1,525	7
Office equipment	1,077	1,077	3
Equipment	4,012	3,834	7
Leasehold improvements	1,155	1,155	2
	7,769	7,591
Less accumulated depreciation	(6,601)	(5,955)
Property and equipment, net	$1,168	$1,636

Depreciation expense was $646 and $764 for the years ended December 31, 2022 and 2021, respectively.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
5. Balance Sheet Accounts
Prepaid expenses and Other Current Assets
Prepaid and other current assets consist of the following:

	December 31,
	2022	2021
Advances to commercial manufacturers	$5,464	$2,354
Prepaid FDA user fee and advances to CROs	3,022	1,108
Prepaid insurance	258	196
Prepaid income taxes	90	1,173
Prepaid R&D	106	—
Convertible promissory note, net	—	5,312
Pass-through receivables	1,001	347
All other	3,259	1,400
Total Prepaid expenses and other current assets	$13,200	$11,890

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2022	2021
Royalties payable to commercial partners	$7,205	$5,085
Accrued research & development	1,549	4,100
Accrued professional fees	5,541	2,013
Accrued salary and other compensation	5,293	8,466
Accrued product sales reserves	33,000	4,390
Current portion of lease liability	1,534	1,309
Inventory received but not invoiced	6,779	6,177
Income taxes payable	5,182	—
Forward liability related to Enalare	4,063	—
PEMFEXY royalty buy-down payable	15,000	—
All other	698	798
Total Accrued expenses and other liabilities	$85,844	$32,338

Leases
We lease office space in Woodcliff Lake, New Jersey for our principal office under an amended lease agreement through June 2025. We also lease a lab space in Cambridge, Massachusetts under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space located in Palm Beach Gardens, Florida. All of our leases are classified as operating leases and have remaining lease terms of approximately 2.0 years. The principal office and the lab space leases include renewal options to extend the lease for up to 5 years. Furthermore, we have not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The table below summarizes the Company's total lease costs included in the consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	As of December 31,
	2022	2021
Operating lease cost	$1,507	$1,407
Total lease cost	$1,507	$1,407

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,507	$1,407
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$270
Weighted-average remaining lease term - operating leases	2.1 years	3.1 years
Weighted-average discount rate - operating leases	6.0%	6.0%

Balance Sheet Classification as of December 31, 2022
Current lease liabilities (included with Accrued expenses and other liabilities)	$1,534
Long-term lease liabilities (included with Other long-term liabilities)	1,508
Total lease liabilities	$3,042

6. Debt
On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement, which replaced the Second Amended Credit Agreement. The terms and amounts borrowed under the Third Amended Credit Agreement includes a drawn term loan of $50 million and a $100 million revolving credit facility of which $15 million was drawn on November 1, 2022. On the effective date for the Third Amended Credit Agreement, we borrowed $15 million under the revolving credit facility and $50 million under the term loan facility. Approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Second Amended Credit Agreement, to repay €25 million indebtedness of Acacia, and for other corporate purposes. All amounts outstanding under the Third Amended Credit Agreement shall be due and payable on October 31, 2025, unless otherwise accelerated or extended pursuant to the terms of the Third Amended Credit Agreement.

The Third Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our consolidated subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Third Amended Credit Agreement, we are required to comply with (a) a maximum total net leverage ratio, (b) a fixed charge coverage ratio and (c) a minimum liquidity covenant. As of December 31, 2022, we were in compliance with total net leverage ratio; fixed charge coverage ratio; and liquidity covenants.

Loans under the Third Amended Credit Agreement bear interest, at our option, at a rate equal to either (a) the SOFR rate, plus a credit adjustment spread, plus an applicable margin ranging from 2.50% to 3.25% per annum, based upon the total net leverage ratio (as defined in the Third Amended Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.50% to 2.25% per annum, based upon the total net leverage ratio. We are required to pay a commitment fee on the unused portion of the new revolving credit facility in the Third Amended Credit Agreement at a rate ranging from 0.38% to 0.48% per annum based upon the total net leverage ratio.

The term loan facility payments will be made in quarterly installments in an amount equal to $1.25 million per fiscal quarter for each fiscal quarter ended after the closing date for the Third Amended Credit Agreement through the fiscal quarter ended

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
September 30, 2023, and in an amount equal to $2.5 million per fiscal quarter for each fiscal quarter thereafter. As of December 31, 2022, we classified debt related to term loan of $6.25 million as current on our consolidated balance sheet.

As of June 9, 2022, upon closing of our acquisition of Acacia Pharma Group plc ("Acacia"), we guaranteed a term loan facility, dated as of January 10, 2020, by and between Acacia Pharma Limited (“APL”), a direct subsidiary of Acacia, and Cosmo Technologies Ltd. (the “Term Loan Facility”). The Term Loan Facility provides for up to €25 million in loans, all of which were drawn as of closing of the acquisition. The term loan facility bears an annual interest rate of 9% with periodic payments through September 30, 2025. See Note 15 Business Acquisition for further information on our acquisition of Acacia Pharma. The guarantee provided that we shall guarantee the punctual performance by APL of APL’s obligations pursuant to the terms of the Term Loan Facility (as amended) and that we will immediately on demand pay any amount owed by APL under the Term Loan Facility (as amended) as if we were the principal obligor in the event that such amount is not paid by APL.

On November 8, 2019, we entered into the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto. The terms and amounts borrowed under the Prior Credit Agreement includes a drawn term loan of $40 million and a revolving credit facility of $110 million.

During the third quarter of 2022, we drew down $15 million from our revolving credit facility under the Second Amended Credit Agreement.

The term loan facility under the Second Credit Agreement bore interest at the Adjusted LIBOR (equal to (a) the LIBOR for such Interest Period multiplied by (b) the Statutory Reserve Rate as established by Board of Governors of the Federal Reserve System of the United States of America) for the interest period in effect for such borrowing plus the applicable rate as described below.

Loans under the Second Credit Agreement bore interest at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.25% to 3.0% per annum, based upon the total net leverage ratio (as defined in the Prior Credit Agreement), or (b) the Benchmark Replacement which is defined as the greatest of the prime lending rate, or the NYFRB Rate (the rate for a federal funds transaction) in effect on such day plus ½ of 1% or the Adjusted LIBO Rate for a one month Interest Period on such day plus 1% plus an applicable margin ranging from 1.25% to 2.0% per annum, based upon the total net leverage ratio.
We were required to pay a commitment fee on the unused portion of the new revolving credit facility in the Prior Credit Agreement at a rate ranging from 0.35% to 0.45% per annum based upon the total net leverage ratio.
As of December 31, 2022, the Company had $1.3 million of unamortized deferred debt issuance costs in its consolidated balance sheets.

Debt Maturities	As of December 31, 2022
2023	$6,250
2024	10,000
2025	47,500
Total	$63,750

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

Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases varies based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases are made using the Company’s cash resources.

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

As of December 31, 2022, the Company had repurchased an aggregate of 4,552,730 shares of common stock for an aggregate of $246.1 million pursuant to the Company’s share repurchase programs in effect since August 2016.

We repurchased the following shares of common stock with cash resources:

	Year Ended December 31,
	2022	2021	2020
Shares of common stock repurchased	441,108	429,446	774,489
Cash paid for repurchases of common stock	$18,004	$21,213	$34,999

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

Stock Options
The fair value of stock options granted to employees, directors, and consultants is estimated using the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.47% - 4.3%	0.51% - 1.26%	0.37% - 1.65%
Volatility	45.59% - 51.31%	52.87% - 60.02%	54.89%
Expected term (in years)	5.50 - 6.08 years	5.50 - 6.08 years	5.50 - 6.08 years
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes information about stock option activity related to the 2014 Plan:

	Number of Stock Option Shares	Weighted Average Exercise Price (Per Share)	Non- Exercisable	Exercisable
Outstanding at December 31, 2020	3,331,890	$59.20	1,028,142	2,303,748
Granted	114,000	$46.74
Exercised	(122,847)	$27.64
Forfeited or expired	(508,165)	$62.00
Outstanding at December 31, 2021	2,814,878	$58.51	472,916	2,341,962
Granted	139,700	$44.15
Exercised	(91,255)	$25.74
Forfeited or expired	(437,490)	$62.89
Outstanding at December 31, 2022	2,425,833	$57.51	310,622	2,115,211

The weighted-average grant-date fair value of options granted during the year ended 2022, 2021, and 2020 was $20.49, $23.62, and $28.98, respectively. As of December 31, 2022, there was $4.9 million unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of options exercised during the year ended December 31, 2022 was $1.7 million.

The weighted average contractual terms of options outstanding as of December 31, 2022, 2021, and 2020 was 5.0, 5.2, and 6.1 years, respectively.

The aggregate pre-tax intrinsic value of options outstanding as of December 31, 2022, 2021, and 2020 was $2.5 million, $13.8 million, and $11.6 million, respectively.

RSUs
Each vested time-based RSU represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted was estimated based on the trading price of the Company’s common shares on the date of grant.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

The following table summarizes information about RSU activity related to the 2014 Plan:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2020	328,396	$53.09
Granted	106,600	$48.55
Vested	(95,523)	$52.26
Forfeited	(76,167)	$52.29
Non-vested at December 31, 2021	263,306	$51.77
Granted	148,000	$47.75
Vested	(103,148)	$51.39
Forfeited	(38,995)	$50.57
Non-vested at December 31, 2022	269,163	$49.88

As of December 31, 2022, there was $7.6 million of unrecognized stock-based compensation expense related to non-vested RSUs that is expected to be recognized over a weighted average period of 2.5 years.

PSUs
During the first quarter of 2022, we granted 228.2 thousand market condition PSUs based on our total shareholder return ("TSR") relative to the TSR of each member of the S&P Biotechnology Select Industry Index (the defined peer group) with a weighted-average grant date fair value of $70.45 for the CEO and $58.43 for other executives per respective PSU. The fair value of PSUs granted to employees was estimated using a Monte Carlo simulation model. Inputs used in the calculation include a risk-free interest rate of 1.6%, an expected volatility of 41%, contractual term of 3 years, and no expected dividend yield.
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

During the first quarter of 2021, we also granted 59,500 performance based (milestones) PSUs with grant date fair value of $49.32 using our closing stock price on the date of the grant. These PSUs will vest (if earned) from 0% to 200% of target number granted based on the achievement of one or more of three milestones related to i) regulatory approval of Fulvestrant ("EA-114"), ii) sales of PEMFEXY and; iii) sales of vasopressin, respectively. The contractual term of these awards is 3 years. We estimated 0% probability of achievement for the year ended December 31, 2022.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
The following table summarizes information about PSU activity related to the 2014 Plan:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2020	97,750	$90.19
Granted	159,000	$62.94
Vested	—	$—
Forfeited	(119,450)	$84.90
Non-vested at December 31, 2021	137,300	$63.24
Granted	228,200	$63.93
Vested	—	$—
Forfeited	(46,400)	$59.27
Non-vested at December 31, 2022	319,100	$63.96

The Company recognized stock-based compensation in its consolidated statements of operations for the year ended December 31, 2022, 2021, and 2020 as follows:

	Year Ended December 31,
	2022	2021	2020
Stock options	$6,714	$11,521	$17,694
PSUs	4,665	2,729	1,635
RSUs	5,072	5,305	5,427
Stock-based compensation expense	$16,451	$19,555	$24,756

Selling, general and administrative	$14,001	$16,873	$22,074
Research and development	2,450	2,682	2,682
Stock-based compensation expense	$16,451	$19,555	$24,756

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
8. Income Taxes
The components of our provision from income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$30,933	$6,912	$10,140
State	3,181	785	2,059
	$34,114	$7,697	$12,199
Deferred:
Federal	(7,607)	(3,030)	(1,227)
State	(740)	(588)	(284)
Foreign	24	—	—
	$(8,323)	$(3,618)	$(1,511)

Provision for income taxes	$25,791	$4,079	$10,688

The reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. Federal statutory tax rate	21%	21%	21%
State income taxes, net of federal benefit	3%	(1)%	6%
Tax effect on stock option exercises, net of forfeitures	2%	(44)%	4%
R&D tax credits and Orphan Drug credits	(1)%	31%	(2)%
Limitation on executive compensation	3%	(60)%	9%
Change in valuation allowance	13%	(40)%	9%
Transaction costs	3%	—	—
Foreign rate differential	(2)%	4%	(1)%
Other	—	(1)%	1%
Effective tax rate	42%	(90)%	47%

The effective tax rate for the year ended December 31, 2022, reflects the impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia, partially offset by credits for research and development activity.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$46,996	$1,563
Stock based compensation	9,875	10,405
Other asset - equity investment with readily determined fair value	4,197	3,190
Inventories	3,405	2,123
Employee-related expenses	205	1,240
Intangible assets	4,559	4,207
Right-of-use liability	688	962
R&D tax credit carryforwards	471	329
Capitalized R&D	7,579	—
Other	3,659	1,489
Total deferred tax assets	81,634	25,508

Deferred tax liabilities
Installment sale - Malta	484	485
Prepaid expenses	59	45
Fixed assets	255	300
Lease liability	648	921
Intangible assets	18,530	—
Inventory	2,981	—
Other	247	—
Total deferred tax liabilities	23,204	1,751
Valuation allowance	(35,101)	(4,959)
Net deferred tax assets	$23,329	$18,798

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

The Company files income tax returns in the U.S. federal jurisdiction and several states. The Company is under audit by the Internal Revenue Service and three states tax jurisdiction as of December 31, 2022. Acacia Pharma Group and Acacia Pharma Inc. have not been historically audited by the IRS or HMRC. For Acacia Pharma Inc., the federal statute of limitations remains open for tax years 2015 onward. The statute remains open for five states, with 2018 being the earliest open year. For Acacia Pharma Group Plc and Acacia Pharma Limited, the 2021 tax year remains open until the end of 2023. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2022. The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions.
As of December 31, 2022, the Company has a net operating loss ("NOL") carryforward in Malta of $5.5 million which has no expiration date and can be carried forward indefinitely until utilized. Acacia Pharma Group (U.K.) has net operating loss

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
carryforwards of $167 million that will not expire. Acacia Pharma Inc. has net operating loss carryforwards of $6.5 million that will expire and $12 million that will not expire.
As of December 31, 2022 the Company has not performed a 382 study to evaluate the use of the net operating losses of Acacia Pharma Inc. A full valuation allowance has been placed against both the federal and state loss carryforwards.

During the year ended December 31, 2022, the valuation allowance for deferred tax assets increased by $30.1 million. This increase mainly relates to the acquisition of Acacia in which there are deferred tax assets in excess of deferred tax liabilities. The Company has determined that is it more likely than not that these assets will not be fully realized based on a current evaluation of expected future taxable income and Acacia is in a cumulative loss position.

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
In September 2022, Syros announced the closing of its merger with Tyme pursuant to which Syros acquired Tyme. The combined company is known as Syros going forward.
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

Our equity investment in Syros is included in Other assets on our consolidated balance sheet. For the years ended December 31, 2022, 2021, and 2020, the fair value adjustments for the equity investment were a loss of $4.5 million, a loss of $6.2 million and a loss of $5.3 million, respectively. These adjustments were recorded in Other (expense) income on our consolidated statements of operations.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

10. Commitments
Our future material contractual obligations include the following:

Obligation	Total	2023	2024	2025	Beyond
Operating leases (1)	$3,207	$1,672	$1,122	$413	$—
Credit facility and Term loans (2)	63,750	6,250	10,000	47,500	—
Investment in Enalare (3)	12,500	12,500	—	—	—
Purchase obligations (4)	87,501	87,501	—	—	—
Total obligations	$166,958	$107,923	$11,122	$47,913	$—
(1) We lease our corporate office location. The term of our existing lease expires on June 30, 2025. We also lease our lab space under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space in Palm Beach Gardens, Florida, through October 31, 2024. Rental expense was $1,507, $1,407, and $1,323, for the years ended December 31, 2022, 2021, and 2020, respectively. The remaining future lease payments under the operating leases, exclusive of any renewal option periods, are $3,207 as of December 31, 2022, payable monthly.

December 31, 2022
Total operating lease payments	$3,207
Less: imputed interest	(165)
Total lease liabilities	$3,042
(2) Refer to Note 6, “Debt” for further information regarding our Credit Agreement and Term Loans.
(3) We invested $12.5 million in Enalare at the time of entering the agreement in August 2022, and we are contractually obligated to invest another $12.5 million six months after August 2022. Refer to Note 11, Investment in Enalare Therapeutics Inc. for further details.
(4) As of December 31, 2022, the Company has purchase obligations in the amount of $87.5 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

11. Investment in Enalare Therapeutics Inc.
On August 8, 2022, we and Enalare entered into a Securities Purchase Agreement ("SPA"), pursuant to the terms of the SPA, we invested $12.5 million in August 2022 and an additional $12.5 million in February 2023. We may also invest an additional $30 million, subject to the completion of certain development milestones. Concurrently with the execution of the SPA, we also entered into a Security Purchase Option Agreement ("SPOA"), pursuant to which we were granted an option to acquire all of the remaining outstanding shares of Enalare, subject to the terms and conditions of the agreement. The term of the Purchase Option (the "Option Period") commenced on August 8, 2022 and will end upon the earlier of (x) 90 days following the FDA communication of proceed to clinical for a Phase 3 clinical study for a Product Candidate or (y) June 30, 2027. Enalare shall not initiate Phase 3 pivotal studies prior to the end of the Option Period and we shall have reasonable access to all relevant data and documents following the Phase 3 Milestone (as defined in the Option Agreement).

We recorded an equity investment in the amount of $8.4 million, an asset related to the acquisition right in the amount of $8.1 million and a forward liability of $4.1 million related to the contractual obligation to invest another $12.5 million within six months from August 2022 in accordance with ASC 321 Investments – Equity Securities. We used a probability factor to

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
value the asset related to the acquired acquisition rights based on management's best estimate, including the probability of completion of certain development milestones. The equity stake was accounted for as an non-RDFV investment. The equity investment, acquisition right, and forward liability was reported at fair value as of December 31, 2022.

Summarized financial information of our investment and equity ownership in Enalare for the year ended December 31, 2022 is presented below:

	Beginning balance as of January 1, 2022	Additions during period	Adjustments	Ending balance as of December 31, 2022
Non-RDFV Investment (Other assets)	$—	$8,438	$—	$8,438
Acquisition Rights (Other assets)	—	8,125	—	8,125
Forward Liability (Accrued expenses and other liabilities)	—	(4,063)	—	(4,063)
Total, net	$—	$12,500	$—	$12,500

12. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		December 31, 2022
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net Book Value
BARHEMSYS intangible (1)	9	$70,319	$(4,462)	$—	$65,857
BYFAVO intangible (1)	9	33,714	(1,989)	—	31,725
Ryanodex intangible (2)	9	15,000	(7,402)	—	7,598
PEMFEXY intangible (3)	2	15,000	(1,888)	—	13,112
Vasopressin Milestone (4)	1	750	(715)	—	35
Total		$134,783	$(16,456)	$—	$118,327

		December 31, 2021
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Net Book Value
Ryanodex intangible (2)	9	$15,000	$(5,079)	$—	$9,921
Developed technology	5	8,100	(8,100)	—	—
Vasopressin Milestone (4)	1	750	—	—	750
Total		$23,850	$(13,179)	$—	$10,671

(1) Represents intangible assets acquired in the Acacia Pharma acquisition as detailed in Note 15.
(2) Represents a one-time payment made to reduce the royalties payable to a third party on Ryanodex net sales.
(3) Represents a one-time payment made to reduce the royalties payable to a third party on PEMFEXY net sales.
(4) Represents milestone paid to a third party upon FDA approval of vasopressin.

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Amortization expense amounted to $11.4 million, $3.0 million, and $2.7 million, for the year ended December 31, 2022, 2021, and 2020, respectively.

Estimated Useful Lives

The Company reviews the estimated useful lives of its intangible assets on a periodic basis. During 2021, the review indicated that the actual life of the Ryanodex intangible asset was shorter than the estimated useful life used for amortization purposes in the Company’s financial statements. As a result, the estimated useful life of the Ryanodex related intangible assets was shortened from 2036 to 2025. The change in the estimated useful life is considered a change in accounting estimate and resulted in changes to the Company's amortization expense prospectively. As of December 31, 2021, the net carrying value of the Ryanodex related intangible assets was $9.9 million. The effect of this change in estimate increased the 2021 amortization expense by $0.4 million.

Impairment Assessment

The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2022 and 2021.

Estimated Amortization Expense for Intangible Assets

Based on definite-lived intangible assets recorded as of December 31, 2022, and assuming that the underlying assets will not be impaired and that the Company will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2023	21,916
2024	19,770
2025	13,908
2026	11,606
2027	11,606
Thereafter	39,521
Total estimated amortization expense	$118,327

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
Commercial Litigation
Curia’s Claims in Arbitration and Litigation
On January 23, 2023, Curia Global, Inc. (“Curia”) filed a demand for arbitration against Eagle (“the Company”) with the American Arbitration Association (the “Arbitration”). Curia makes claims for breach of contract, account stated and breach of the implied covenant of good faith and fair dealing arising from the parties’ supply agreement relating to the vasopressin product. Curia seeks damages in excess of $76.7 million. On February 28, 2023, Curia and its subsidiary Curia New Mexico, LLC filed an action against the Company in New York State Court, making claims for breach of contract and account stated arising from the parties’ supply agreement relating to the PEMFEXY product (the “NY Action”). Curia seeks damages in excess of $4.2 million. The Company believes it has meritorious defenses to all of Curia’s claims and intends to defend this Arbitration and the NY Action vigorously. The Company cannot assure that it will be successful in defending against such claims.

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

Patentees filed suit against Accord Healthcare on June 29, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. On January 13, 2022, Accord filed a Motion to Dismiss for failure to state a claim. On January 26, 2022, Patentees filed a First Amended Complaint, removing all patents except the ‘887 patent and additionally asserting U.S. Patent No. 11,103,483. Accord filed its Answer and Counterclaims to that Amended Complaint on February 10, 2022. On February 28, 2022, Patentees filed their Answer to Accord’s Counterclaims. On March 29, 2022, the Court entered a schedule and consolidated this case with the above Dr. Reddy’s case. The parties reached a settlement on December 9, 2022, resulting in dismissal of the action.

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company - (Belrapzo®)

Slayback filed an ANDA referencing Eagle's Belrapzo NDA. Slayback’s ANDA includes challenges to one or more of the Belrapzo Orange Book-listed patents. On September 20, 2018, the Company filed a suit against Slayback in the United States

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)
District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797 and 10,010,533. On October 10, 2018, Slayback answered the Complaint and filed various counterclaims. On October 31, 2018, the Company answered Slayback’s counterclaims. Pursuant to a stipulation between the parties, Slayback is bound by any final judgment entered in the Consolidated Bendeka Litigation. This case is currently stayed. On January 24, 2023, the parties submitted a proposed judgment consistent with that stipulation, which the Court entered on January 25, 2023.

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company, Apotex, Inc. and Apotex Corp.,
Celerity Pharmaceuticals, LLC - (Belrapzo®)

Slayback, Apotex, and Celerity Pharmaceuticals, LLC (“Celerity”) filed NDAs referencing Eagle’s Belrapzo NDA. The Company filed suits against Slayback, Apotex, and Celerity in the United States District Court for the District of Delaware on August 31, 2021 (Slayback and Apotex) and on January 11, 2022 (Celerity) alleging infringement of U.S. Patent No. 11,103,483. On September 22, 2021, both Slayback and Apotex filed their Answers. On September 29, 2022, trial was held in the suit against Slayback and Apotex. On October 25, 2022, the Court issued its opinion and entered a judgment of non-infringement with respect to Slayback and Apotex. The Company filed a notice of appeal on October 26, 2022. The appeal is ongoing. On February 2, 2022, Celerity moved to dismiss the pending complaint. In response, the Company filed an Amended Complaint on March 1, 2022. Celerity filed its answer to the Company’s Amended Complaint on March 22, 2022. On April 19, 2022, Celerity moved for judgment on the pleadings. On June 24, 2022, the Court entered a schedule coordinated with the above Accord and Dr. Reddy’s cases. A claim construction hearing was held on September 15, 2022. On October 28, 2022, the parties filed a proposed stipulated judgment of non-infringement, which the Court entered that day.

Eagle Pharmaceuticals, Inc. v. Accord Healthcare Inc., Accord Healthcare Ltd., and Intas Pharmaceuticals Ltd. - (Belrapzo®)

Accord filed an NDA referencing Eagle's Belrapzo NDA. Accord’s NDA includes challenges to one or more of the Belrapzo Orange Book-listed patents. On May 27, 2022, the Company filed a suit against Accord in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 10,010,533, and 11,103,483. On July 6, 2022 the Company filed a First Amended Complaint, removing all patents except the ‘483 patent. Accord filed its Answer and Counterclaims on July 20, 2022. The Company filed its Answer to Accord’s Counterclaims August 9, 2022. On September 20, 2022, the Court entered a schedule consolidating this case with the above Accord and Dr. Reddy’s cases. On November 18, 2022, the parties filed a proposed stipulated judgment of non-infringement, which was entered by the Court on November 21, 2022.

Eagle Pharmaceuticals, Inc. & SymBio Pharmaceuticals Ltd. v. Towa Pharmaceutical Co., Ltd.; Eagle Pharmaceuticals, Inc. & SymBio Pharmaceuticals Ltd. v. Pfizer Japan Inc. - (Treakisym)

The Company, together with its exclusive licensee SymBio Pharmaceuticals Ltd. (“SymBio”), initiated lawsuits in the Tokyo District Court against Towa Pharmaceutical Co., Ltd. (“Towa”) on December 16, 2022 and against Pfizer Japan Inc. (“Pfizer”) on December 26, 2022 for patent infringement of Eagle’s Japanese Patent No. 6570601 for TREAKISYM injection solution 100 mg/4mL (bendamustine hydrochloride hydrate). In their complaint, Eagle and SymBio sought remedies that include an injunction against the manufacture or sale of Towa and Pfizer’s generic products and compensation for damages. Towa and Pfizer answered the complaint. A first hearing occurred before the Tokyo District Court in the Towa infringement action on February 6, 2023, in which the Court determined a timetable for the case. In the Towa action, the parties will give technical presentation before the judges and experts on October 30, 2023, and the court will reveal its view on infringement and validity on November 20, 2023. A first hearing is also scheduled before the Tokyo District Court in the Pfizer infringement action on April 25, 2023.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

14. Convertible Promissory Note
During the first quarter of 2021, we invested $5 million in a convertible promissory note (the "note") of a privately held clinical-stage biotechnology company (the "issuer"). The note bore an 8% annual interest rate and had an 18-month term. The issuer is not required to make any principal or interest payments until the end of the term. The note, along with any accrued interest, may automatically convert into equity securities of the issuer under either a financing event or a change in control event as defined in the convertible promissory note agreement. The issuer's product development efforts could encounter technical or other difficulties that could increase their development costs more than expected.

The issuer did not have sufficient cash and was unable to obtain additional capital to be able to repay the convertible promissory note with accrued interest at the end of the term. During 2022, we impaired the note, accrued interest, as well as the value of the embedded derivative related to the equity conversion feature contained in the note.

The following table summarizes the amounts recorded and activity during the year ended December 31, 2022;

	December 31, 2021	Fair Value Adjustments to the note	Accretion of Discount	Estimated Credit Loss	Interest Income	Fair Value Adjustment to Embedded Derivative	December 31, 2022
Fair value of the note	$4,906	$(4,906)	$—	$—	$—	$—	$—
Discount on the note	(127)	—	127	—	—	—	—
Estimated Credit Loss	(758)	—	—	758	—	—	—
Convertible Promissory Note, net	$4,021	$(4,906)	$127	$758	$—	$—	$—

Embedded Derivative	$962	$—	$—	$—	$—	$(962)	$—

Interest Receivable	$329	$—	$—	$(329)	$—	$—	$—

Total in Other Current Assets	$5,312	$(4,906)	$127	$429	$—	$(962)	$—

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

15. Business Acquisition

On June 9, 2022, we completed our acquisition of the entire issued share capital of Acacia Pharma for cash consideration and common stock totaling 94.7 million euros, the equivalent of 0.90 euros per share, and an aggregate of 516,024 shares of our common stock. Each shareholder of Acacia Pharma received 0.68 euros in cash and 0.0049 shares of our common stock. Acacia Pharma is a hospital pharmaceutical company focused on the development and commercialization of new products aimed at improving the care of patients undergoing significant treatments such as surgery and other invasive procedures. The transaction was entered to expand our current portfolio of FDA approved hospital products with the addition of BARHEMSYS and BYFAVO.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

The acquisition-date fair value of the consideration totaled $100.4 million, summarized as follows (in thousands):

Fair Value of Consideration
Cash consideration	$76,708
Fair value of Eagle common stock issued	23,645
$100,353

The purchase price allocation resulted in the amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below. The determination of fair value was finalized in the fourth quarter of 2022. During the year ended December 31, 2022, we recorded certain measurement period adjustments, which are summarized below. The impact of these measurement period adjustments were recorded as an increase to goodwill, increasing the goodwill balance to $5.3 million.

The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Preliminary Purchase Price Allocation as of acquisition date	Measurement Period Adjustments	Purchase Price Allocation
Cash	$2,556	$—	$2,556
Net working capital, excluding cash	(2,158)	—	(2,158)
Inventory	26,942	(9,394)	17,548
Intangible assets	104,000	4,000	108,000
Debt	(28,503)	1,844	(26,659)
Deferred tax liability, net	(4,536)	311	(4,225)
Fair value of net assets acquired	98,301	(3,239)	95,062
Goodwill	3,315	1,976	5,291
	$101,616	$(1,263)	$100,353

The estimated fair value of acquired intangible assets was determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The inventory acquired was valued at expected profit margins for the acquired products. The fair value of working capital acquired approximates its book value. The fair value of debt acquired was based on the present value of future cash outflows using the net present value approach and applying an interest rate that is considered to be a market participant equivalent rate. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management's best estimates as of the close date of the acquisition on June 9, 2022.

Some of the more significant assumptions inherent in the development of the intangible asset valuations included the estimated net cash flow for each year for each asset (including relevant marker size and market share), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, as well as other factors.

We incurred approximately $12.6 million in acquisition-related expenses, which were included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022. These expenses primarily consist of legal fees and success fees paid to third party advisors. The results of Acacia Pharma operations have been included in our consolidated statements of operations beginning on the acquisition date. The acquired business contributed revenues of $1.6 million and net loss of $15.8 million to us for the period from June 9, 2022 to December 31, 2022.

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

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except as indicated and share and per share amounts)

Pro Forma Financial Information:

The following table provides unaudited pro forma financial information for the years ended December 31, 2022 and 2021 as if the acquisition of Acacia Pharma had occurred as of January 1, 2021:

	Year Ended December 31,
	2022	2021
Total revenue	$317,792	$172,709

Net income (loss)	$19,189	$(92,886)

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

The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Acacia Pharma. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.