Form 10-Q
period 2023-03-31
EAGLE PHARMACEUTICALS, INC.
filed 2023-05-09
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
Commission File Number 001-36306

Eagle Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8179278
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of May 2, 2023: 13,091,344 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “prospects,” “outlook,” “goal,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•statements related to our expectations with respect to the potential benefits to us from our acquisition of Acacia Pharma Group plc;
•the potential benefits and commercial potential of our approved products, including rapidly infused bendamustine ready-to-dilute (“RTD"), or Bendeka, Treakisym, Ryanodex® (dantrolene sodium), or Ryanodex, bendamustine ready-to-dilute, 500ml solution, or Belrapzo, BARHEMSYS®, BYFAVO®, PEMFEXY®, and vasopressin, for approved indications and any expanded uses;
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
•our ability to conduct a strategic transaction on expected timing, favorable terms or at all;
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
•the impact of geopolitical events, such as the ongoing conflict between Russia and Ukraine and related sanctions, and macroeconomic conditions, such as rising inflation and interest rates, recent and potential disruptions in banking systems and uncertainty in credit and financial markets, on our business and operations, results operations and financial performance;
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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21,897	$55,321
Accounts receivable, net	114,953	72,439
Inventories	44,140	47,794
Prepaid expenses and other current assets	11,501	13,200
Total current assets	192,491	188,754
Property and equipment, net	1,116	1,168
Intangible assets, net	112,875	118,327
Goodwill	45,033	45,033
Deferred tax asset, net	29,150	27,146
Other assets	33,510	25,732
Total assets	$414,175	$406,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,108	$18,993
Accrued expenses and other liabilities	73,201	85,844
Short-term debt	7,500	6,250
Total current liabilities	97,809	111,087
Long-term debt	68,829	56,216
Other long-term liabilities	4,692	5,297
Total liabilities	171,330	172,600
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,636,973 and 17,569,375 shares issued as of March 31, 2023 and December 31, 2022, respectively	18	18
Additional paid in capital	369,800	366,265
Accumulated other comprehensive (loss)	(1,112)	(1,112)
Retained earnings	117,254	111,504
Treasury stock, at cost, 4,552,730 and 4,552,730 shares as of March 31, 2023 and December 31, 2022, respectively	(243,115)	(243,115)
Total stockholders' equity	242,845	233,560
Total liabilities and stockholders' equity	$414,175	$406,160
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product sales, net	$46,221	$90,088
Royalty revenue	20,084	25,786
Total revenue	66,305	115,874
Operating expenses:
Cost of product sales	17,300	25,176
Cost of royalty revenue	—	2,579
Research and development	9,272	6,108
Selling, general and administrative	27,960	22,182
Total operating expenses	54,532	56,045
Income from operations	11,773	59,829
Interest income	212	154
Interest expense	(1,516)	(366)
Other expense	(238)	(1,957)
Total other expense, net	(1,542)	(2,169)
Income before income tax provision	10,231	57,660
Income tax provision	(4,481)	(13,602)
Net income	$5,750	$44,058
Earnings per share attributable to common stockholders:
Basic	$0.44	$3.47
Diluted	$0.44	$3.41
Weighted average number of common shares outstanding:
Basic	13,059,153	12,710,646
Diluted	13,153,271	12,906,811
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$5,750	$44,058
Other comprehensive income, net of tax:
Unrealized gain for convertible promissory note	—	512
Total other comprehensive income	—	512
Comprehensive income	$5,750	$44,570

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2022	17,569	$18	$366,265	$(243,115)	$(1,112)	$111,504	$233,560
Stock-based compensation expense	—	—	4,639	—	—	—	4,639
Issuance of common stock upon exercise of stock option grants	68	—	(1,104)	—	—	—	(1,104)
Net income	—	—	—	—	—	5,750	5,750
Balance as of March 31, 2023	17,637	$18	$369,800	$(243,115)	$(1,112)	$117,254	$242,845

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2021	16,903	$17	$325,779	$(225,111)	$(94)	$75,862	$176,453
Stock-based compensation expense	—	—	4,295	—	—	—	4,295
Issuance of common stock upon exercise of stock option grants	73	—	(1,305)	—	—	—	(1,305)
Common stock repurchases	—	—	—	(8,053)	—	—	(8,053)
Other comprehensive income	—	—	—	—	512	—	512
Net income	—	—	—	—	—	44,058	44,058
Balance as of March 31, 2022	16,976	$17	$328,769	$(233,164)	$418	$119,920	$215,960

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	5,750	$44,058
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,183)	(2,432)
Depreciation expense	110	177
Noncash operating lease expense related to right-of-use assets	333	290
Amortization expense of intangible assets	5,450	731
Fair value adjustments on equity investment	403	2,530
Stock-based compensation expense	4,639	4,295
Convertible promissory note related credit losses	—	36
Amortization of debt issuance costs	113	118
Fair value adjustments related to derivative instruments	(77)	(608)
Accretion of discount on convertible promissory note	—	(45)
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(42,515)	(89,710)
Inventories	3,654	(2,910)
Prepaid expenses and other current assets	1,700	(1,948)
Accounts payable	(1,884)	(1,651)
Accrued expenses and other liabilities	(8,633)	30,800
Other assets and other long-term liabilities, net	(372)	(342)
Net cash used in operating activities	(33,512)	(16,611)
Cash flows from investing activities:
Purchase of equity investment security	(12,500)	—
Purchase of property and equipment	(58)	(168)
Net cash used in investing activities	(12,558)	(168)
Cash flows from financing activities:
Proceeds from revolving credit facility	15,000	—
Employee withholding taxes related to stock-based awards	(1,104)	(1,305)
Payment of debt	(1,250)	(2,000)
Repurchases of common stock	—	(8,053)
Net cash provided by (used in) financing activities	12,646	(11,358)
Net decrease in cash and cash equivalents	(33,424)	(28,137)
Cash and cash equivalents at beginning of period	55,321	97,659
Cash and cash equivalents at end of period	$21,897	$69,522
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$200	$41
Interest	1,316	265
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation and Other Company Information
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023.
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
On June 9, 2022, we acquired all of the outstanding share capital of Acacia Pharma Group plc (“Acacia”), which added two FDA approved new chemical entities with patent protection, BARHEMSYS® (amisulpride for injection) and BYFAVO® (remimazolam for injection). Refer to Note 13 for further details.

2. Summary of Significant Accounting Policies
Significant Accounting Policies
Our significant accounting policies are described in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and the notes thereto filed with the SEC on March 23, 2023. Since the date of those consolidated financial statements, there have been no material changes to our significant accounting policies.

Change in Functional Currency
Effective January 1, 2023, the Company adopted the US dollar as its functional currency for Acacia subsidiaries. Prior to January 1, 2023, the functional currency of the Acacia was the Pound Sterling.

The change in functional currency of Acacia is due to the integration of Acacia and the legacy Eagle businesses being completed beginning in the first quarter of 2023. As a result of the integration, the nature and volume of the UK operations and funding received by the UK entities are denominated in the US dollar. Therefore, the UK operations of Acacia are considered integrated and parent dependent.

The Company’s financial results have been reported in US dollars. The effect of a change in the functional currency is accounted for prospectively. More specifically, translation adjustments for prior periods are not removed from equity and the translated amounts for nonmonetary assets at the end of the prior period became the accounting basis for those assets, effective January 1, 2023. Exchange differences arising from the translation that were previously recognized in other comprehensive income are not reclassified from equity to profit and loss until the disposal of the operations attributable to Acacia.
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

Financial assets and liabilities measured and recognized at fair value are as follows:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$17,702	$17,702	$—	$—
Investment in Syros Pharmaceuticals, Inc. ("Syros")	1,170	1,170	—	—
Investment in Enalare Therapeutics, Inc.	16,952	—	—	16,952
Acquisition rights of Enalare Therapeutics, Inc.	8,125	—	—	8,125

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,567	$47,567	$—	$—
Investment in Syros Pharmaceuticals, Inc. ("Syros")	1,573	1,573	—	—
Investment in Enalare Therapeutics, Inc.	8,438	—	—	8,438
Acquisition rights of Enalare Therapeutics, Inc.	8,125	—	—	8,125

Liabilities:
Forward Liability	$4,063	$—	$—	$4,063

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2023.

Our investment in Enalare Therapeutics Inc., related acquisition right and forward liability were classified as Level 3. We used a probability factor to value the asset related to the acquired acquisition rights based on management's best estimate, including the probability of completion of certain development milestones. The equity stake was accounted for as non-readily determinable fair value (“RDFV”) investment. The equity investment and acquisition right was reported at fair value as of March 31, 2023. Refer to Note 14, Investment in Enalare Therapeutics Inc. for further information.

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

Intangible Assets
We review the recoverability of our finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, we measure the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. We determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed as of March 31, 2023.
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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended March 31,
	2023	2022
Total revenues
Teva - See Revenue Recognition	32%	24%
Customer A	38%	19%
Customer B	11%	15%
Customer C	7%	13%
Customer D	6%	9%
Other	6%	20%
	100%	100%

	March 31,	December 31,
	2023	2022
Accounts receivable
Teva - See Revenue Recognition	19%	31%
Customer A	36%	1%
Customer B	22%	57%
Customer C	0%	5%
Customer D	4%	2%
Other	19%	4%
	100%	100%

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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $3.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2023.
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
The anti-dilutive common share equivalents outstanding for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	2,384,769	2,103,544
Restricted stock units	163,950	79,724
Total	2,548,719	2,183,268

The following table sets forth the computation for basic and diluted net earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator
Net income	$5,750	$44,058
Denominator
Basic weighted average common shares outstanding	13,059,153	12,710,646
Dilutive effect of stock awards	94,118	196,165
Diluted weighted average common shares outstanding	13,153,271	12,906,811
Basic net earnings per share
Basic net earnings per share	$0.44	$3.47
Diluted net earnings per share
Diluted net earnings per share	$0.44	$3.41

Recent Accounting Pronouncements
There are several new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these accounting pronouncements have had, or will have, a material impact on our condensed consolidated financial statements or disclosures.

3. Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022	Estimated Useful Life (years)
Furniture and fixtures	$1,525	$1,525	7
Office equipment	1,077	1,077	3
Equipment	4,070	4,012	7
Leasehold improvements	1,155	1,155	2
	7,827	7,769
Less accumulated depreciation	(6,711)	(6,601)
Property and equipment, net	$1,116	$1,168

Depreciation expense related to property and equipment amounted to $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

4. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$12,198	$12,348
Work in process	9,386	14,064
Finished products	22,556	21,382
Total inventories	$44,140	$47,794

5. Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2023	2022
Prepaid income taxes	$306	$90
Prepaid FDA user fee and advances to clinical research organization	1,506	3,022
Prepaid insurance	1,661	258
Advances to commercial manufacturers	3,630	5,464
Prepaid R&D	754	106
Pass-through receivables	1,069	1,001
All other	2,575	3,259
Total prepaid expenses and other current assets	$11,501	$13,200

Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Accrued product sales reserves	$38,327	$33,000
Income taxes payable	12,583	5,182
Royalties payable to commercial partners	6,306	7,205
Accrued salary and other compensation	3,856	5,293
Accrued professional fees	5,688	5,541
Accrued research & development	628	1,549
Current portion of lease liability	1,587	1,534
Inventory received but not invoiced	3,319	6,779
Forward liability related to Enalare	—	4,063
PEMFEXY royalty buy-down payable	—	15,000
Accrued other	907	698
Total accrued expenses	$73,201	$85,844

Leases
We lease office space in Woodcliff Lake, New Jersey for our principal office under an amended lease agreement through June 2025. We also lease a lab space in Cambridge, Massachusetts under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space located in Palm Beach Gardens, Florida. All of our leases are classified as operating leases and have remaining lease terms of approximately 1.9 years. The principal office and the lab space leases include renewal options to extend the lease for up to 5 years. Furthermore, we have not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.

The table below summarizes our total lease costs included in the condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	March 31, 2023	December 31, 2022
Operating lease cost	$421	$1,507
Total lease cost	$421	$1,507

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$421	$1,507
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases	1.9 years	2.1 years
Weighted-average discount rate - operating leases	6.0%	6.0%

Balance Sheet Classification as of March 31, 2023:
Current lease liabilities (included with Accrued expenses and other liabilities)	$1,587
Long-term lease liabilities (included with Other long-term liabilities)	1,055
Total lease liabilities	$2,642

6. Intangible Assets, Net
The gross carrying amounts and net book value of our intangible assets are as follows:

		March 31, 2023
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Barhemsys intangible (1)	9	$70,319	$(6,423)	$63,896
Byfavo intangible (1)	9	33,714	(2,902)	30,812
Ryanodex intangible (2)	9	15,000	(8,098)	6,902
PEMFEXY intangible (3)	2	15,000	(3,735)	11,265
Vasopressin milestone (4)	1	750	(750)	—
Total		$134,783	$(21,908)	$112,875

		December 31, 2022
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Barhemsys intangible (1)	9	$70,319	$(4,462)	$65,857
Byfavo intangible (1)	9	33,714	(1,989)	31,725
Ryanodex intangible (2)	9	15,000	(7,402)	7,598
PEMFEXY intangible (3)	2	15,000	(1,888)	13,112
Vasopressin milestone (4)	1	750	(715)	35
Total		$134,783	$(16,456)	$118,327
(1) Represents intangible assets acquired in the Acacia acquisition as detailed in Note 13.
(2) Represents a one-time payment made to reduce the royalties payable to a third party on Ryanodex net sales.
(3) Represents a one-time payment made to reduce the royalties payable to a third party on PEMFEXY net sales.

(4) Represents milestone paid to a third party upon FDA approval of vasopressin.
Amortization expense was $5.5 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of March 31, 2023, and assuming that the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2023 (remainder)	16,483
2024	19,780
2025	13,917
2026	11,615
2027	11,615
Thereafter	39,465
Total estimated amortization expense	$112,875

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

As of March 31, 2023, we had repurchased an aggregate of 4,552,730 shares of common stock for an aggregate of $246.1 million pursuant to our share repurchase programs in effect since August 2016.

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

A summary of stock option, RSU and PSU activity under the 2014 Plan during the three months ended March 31, 2023 and 2022 is presented below:

	Stock Options	RSUs	PSUs
Outstanding as of December 31, 2021	2,814,878	263,306	137,300
Granted	86,700	148,000	228,200
Stock options exercised/RSUs vested/PSUs vested	—	(99,698)	—
Forfeited or expired	(3,130)	(728)	—
Outstanding as of March 31, 2022	2,898,448	310,880	365,500

Outstanding as of December 31, 2022	2,425,833	269,163	319,100
Granted	111,268	245,850	211,800
Stock options exercised/RSUs vested/PSUs vested	—	(103,672)	—
Forfeited or expired	(6,696)	(4,041)	—
Outstanding as of March 31, 2023	2,530,405	407,300	530,900

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.54% - 4.23%	1.47% - 2.53%
Volatility	44.24%	46.79%
Expected term (in years)	5.57 years	5.63 years
Expected dividend yield	0.0%	0.0%

RSUs
Each vested time-based RSU represents the right of a holder to receive one share of our common stock. The fair value of each RSU granted was estimated based on the trading price of our common stock on the date of grant.
PSUs
During the first quarter of 2023, we granted 211,800 market condition PSUs based on our total shareholder return ("TSR") relative to the TSR of each member of the S&P Biotechnology Select Industry Index (the defined peer group) with a weighted-average grant date fair value of $41.72 for other executives per respective PSU. The fair value of PSUs granted to employees was estimated using a Monte Carlo simulation model. Inputs used in the calculation include a risk-free interest rate of 4.39%, an expected volatility of 44%, contractual term of 4 years, and no expected dividend yield.

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

We recognized stock-based compensation in our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	$1,481	$1,863
RSUs	1,647	1,635
PSUs	1,511	797
Stock-based compensation expense	$4,639	$4,295

Selling, general and administrative	$3,952	$3,652
Research and development	687	643
Stock-based compensation expense	$4,639	$4,295

8. Commitments
Our future material contractual obligations as of March 31, 2023, included the following:

Obligations	Total	2023	2024	2025	2026	Beyond
Operating leases (1)	$2,792	$1,257	$1,122	$413	$—	$—
Credit facility and Term Loans (2)	77,500	5,000	10,000	62,500	—	—
Purchase obligations (3)	86,491	86,491	—	—	—	—
Total obligations	$166,783	$92,748	$11,122	$62,913	$—	$—

(1) We lease our corporate office location. The term of our existing lease expires on June 30, 2025. We also lease our lab space under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space in Palm Beach Gardens, Florida, through October 31, 2024. Rental expense for the operating leases was $0.4 million and $0.4 million, for the three months ended March 31, 2023 and 2022, respectively. The remaining future lease payments under the operating leases are $2.8 million as of March 31, 2023.
(2) Refer to Note 9, “Debt” for further information regarding our Credit Agreement and Term Loans.
(3) As of March 31, 2023, we had purchase obligations in the amount of $86.5 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligations under the supply agreements are primarily for finished product, inventory, and research and development.

9. Debt
On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement, which replaced the Second Amended Credit Agreement. The terms and amounts borrowed under the Third Amended Credit Agreement includes a drawn term loan of $50 million and a $100 million revolving credit facility of which $15 million was drawn on November 1, 2022 and an additional $15 million was drawn on February 8, 2023. On the effective date for the Third Amended Credit Agreement, we borrowed $15 million under the revolving credit facility and $50 million under the term loan facility. Approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Second Amended Credit Agreement, to repay €25 million indebtedness of Acacia, and for other corporate purposes. All amounts outstanding under the Third Amended Credit Agreement shall be due and payable on October 31, 2025, unless otherwise accelerated or extended pursuant to the terms of the Third Amended Credit Agreement.

The Third Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our consolidated subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Third Amended Credit Agreement, we are required to comply with (a) a maximum total net leverage ratio, (b) a fixed charge coverage ratio and (c) a minimum liquidity covenant. As of March 31, 2023, we were in compliance with total net leverage ratio; fixed charge coverage ratio; and liquidity covenants.

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

The term loan facility payments will be made in quarterly installments in an amount equal to $1.25 million per fiscal quarter for each fiscal quarter ended after the closing date for the Third Amended Credit Agreement through the fiscal quarter ended September 30, 2023, and in an amount equal to $2.5 million per fiscal quarter for each fiscal quarter thereafter. As of March 31, 2023, we classified debt related to term loan of $7.5 million as current on our condensed consolidated balance sheet.

As of March 31, 2023, we had $1.2 million of unamortized deferred debt issuance costs as part of current debt in our condensed consolidated balance sheets.

Debt Maturities	As of March 31, 2023
2023 (remainder)	$5,000
2024	10,000
2025	62,500
2026	—
Total	$77,500

10. Income Taxes

	Three Months Ended March 31,
	2023	2022
Income tax provision	$(4,481)	$(13,602)
Effective tax rate	44%	24%

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
The effective tax rate for the three months ended March 31, 2023, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation and the impact of the acquisition of Acacia, partially offset by credits for research and development activity.
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
Deferred income tax assets as of March 31, 2023 consisted of temporary differences primarily related to the net operating losses of Acacia, stock-based compensation and research and development tax credit carryforwards, partially offset by temporary differences related to intangible assets and research and development expenses.
We file income tax returns in the U.S. federal jurisdiction and several states. We are currently under audit by the Internal Revenue Service (IRS) and three State tax jurisdictions. We had no amount recorded for any unrecognized tax benefits as of March 31, 2023. We regularly evaluate our tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

11. Legal Proceedings
In addition to the below legal proceedings, from time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty and we cannot ensure that we will be successful in defending against such claims, we currently believe that the final outcome of these ordinary course matters, or matters discussed below, will not have a material adverse effect on our business nor have we recorded any loss in connection with these matters because we believe that loss is neither probable nor estimable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Commercial Litigation
Curia’s Claims in Arbitration and Litigation
On January 23, 2023, Curia Global, Inc. (“Curia”) filed a demand for arbitration against Eagle (“the Company”) with the American Arbitration Association (the “Arbitration”). Curia makes claims for breach of contract, account stated and breach of the implied covenant of good faith and fair dealing arising from the parties’ supply agreement relating to the vasopressin product. Curia seeks damages in excess of $76.7 million. On March 10, 2023, the Company responded to the demand denying the allegations and asserting counterclaims for breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, and a declaration that the supply agreement for the vasopressin product is terminated. On February 28, 2023, Curia and its subsidiary Curia New Mexico, LLC filed an action against the Company in New York State Court, making claims for breach of contract and account stated arising from the parties’ supply agreement relating to the PEMFEXY product (the “NY Action”). Curia seeks damages in excess of $4.2 million. On April 21, 2023, the Company filed a motion to dismiss certain claims in the NY Action. The Company believes it has meritorious defenses to all of Curia’s claims and intends to defend the Arbitration and the NY Action vigorously.

In Re: Taxotere (Docetaxel)
Beginning in May 2022, the Company was named as a defendant, among various other manufacturers, in several product liability suits that are consolidated in the U.S. District Court for the Eastern District of Louisiana as part of MDL 3023 (Civil Action No 22-1347 H(5)), or the Multidistrict Litigation. The claims are for personal injuries allegedly arising out of the use of docetaxel. The Company believes it has meritorious defenses to the claims and intends to defend the suits vigorously.

Patent Litigation
Eagle Pharmaceuticals, Inc., et al. v. Slayback Pharma Limited Liability Company; Eagle Pharmaceuticals, Inc., et al. v. Apotex Inc. and Apotex Corp.; Eagle Pharmaceuticals, Inc., et al. v. Fresenius Kabi USA, LLC; Eagle Pharmaceuticals, Inc., et al. v. Mylan Laboratories Limited; Eagle Pharmaceuticals, Inc. et al. v. Hospira, Inc; Eagle Pharmaceuticals, Inc. et al. v. Lupin, Ltd. and Lupin Pharmaceuticals, Inc.; Teva Pharmaceuticals Int’l GmbH et al v. Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd.; Teva Pharmaceuticals Int’l GmbH et al v. Accord Healthcare Inc., Accord Healthcare Ltd., and Intas Pharmaceuticals Ltd.; Teva Pharmaceuticals Int’l GmbH et al v. Dr. Reddy’s Laboratories, Ltd., and Dr. Reddy’s Laboratories, Inc.; Teva Pharmaceuticals Int’l GmbH et al v. BendaRX Corp. - (Bendeka®)
Bendeka, which contains bendamustine hydrochloride, is an alkylating drug that is indicated for the treatment of patients with chronic lymphocytic leukemia, as well as for the treatment of patients with indolent B-cell non-Hodgkin's lymphoma that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. Slayback Pharma Limited Liability Company (“Slayback”), Apotex Inc. and Apotex Corp. (“Apotex”), Fresenius Kabi USA, LLC (“Fresenius”), Mylan Laboratories Limited (“Mylan”), Lupin, Ltd. and Lupin Pharmaceuticals, Inc. (“Lupin”), and Aurobindo Pharma, Ltd, Aurobindo Pharma USA, Inc., and Eugia Pharma Specialities Ltd (“Aurobindo”) have filed Abbreviated New Drug Applications (“ANDA’s”) referencing Bendeka® that include challenges to one or more of the Bendeka® Orange Book-listed patents. Hospira, Inc. (“Hospira”) filed a 505(b)(2) NDA.
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
Patentees filed suit against Dr. Reddy’s Laboratories on May 13, 2021. Patentees have asserted U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 9,034,908, 9,144,568, 9,572,887, 9,597,397, 9,597,398, 9,597,399, 9,000,021, 9,579,384, 10,010,533, and 10,052,385. Dr. Reddy’s answer was filed August 16, 2021. On December 27, 2021, Dr. Reddy’s moved for judgment on the pleadings, seeking a dismissal of all patents except the ‘887 patent. On January 27, 2022, the Court entered an agreed stipulation by the parties dismissing all patents except the ‘887. On February 8, 2022, consistent with that stipulation, Patentees filed an Amended Complaint removing the dismissed patents and adding U.S. Patent No 11,103,483. Dr. Reddy’s filed its Answer and Counterclaims to that Amended Complaint on February 22, 2022. Patentees’ filed their Counterclaim Answer on March 15, 2022. A claim construction hearing was held on September 15, 2022. On April 5, 2023, the Court entered a stipulation of dismissal based on a settlement between the parties.
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
Patentees filed suit against BendaRX Corp. (“BendaRX”) on May 4, 2023. Patentees have asserted U.S. Patent Nos. 8,436,190, 8,445,524, 8,609,863, 8,669,279, 8,791,270, 8,883,836, 8,895,756, 9,533,955, 9,572,887, 8,076,366, and 8,461,350. On May 5, 2023, the patentees filed their First Amended Complaint.
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

Eagle Pharmaceuticals, Inc. v. Slayback Pharma Limited Liability Company, Apotex, Inc. and Apotex Corp.,
Celerity Pharmaceuticals, LLC - (Belrapzo®)
Slayback, Apotex, and Celerity Pharmaceuticals, LLC (“Celerity”) filed NDAs referencing Eagle’s Belrapzo NDA. The Company filed suits against Slayback, Apotex, and Celerity in the United States District Court for the District of Delaware on August 31, 2021 (Slayback and Apotex) and on January 11, 2022 (Celerity) alleging infringement of U.S. Patent No. 11,103,483. On September 22, 2021, both Slayback and Apotex filed their Answers. On September 29, 2022, trial was held in the suit against Slayback and Apotex. On October 25, 2022, the Court issued its opinion and entered a judgment of non-infringement with respect to Slayback and Apotex. The Company filed a notice of appeal on October 26, 2022. The appeal is ongoing. The Company filed its opening brief on November 22, 2022. Slayback and Apotex filed their response brief on January 18, 2023. The Company filed its reply brief on February 8, 2023. On February 2, 2022, Celerity moved to dismiss the pending complaint. In response, the Company filed an Amended Complaint on March 1, 2022. Celerity filed its answer to the

Company’s Amended Complaint on March 22, 2022. On April 19, 2022, Celerity moved for judgment on the pleadings. On June 24, 2022, the Court entered a schedule coordinated with the above Accord and Dr. Reddy’s cases. A claim construction hearing was held on September 15, 2022. On October 28, 2022, the parties filed a proposed stipulated judgment of non-infringement, which the Court entered that day. The Company reserved its right to seek vacatur of the judgment pending the outcome of the above-referenced appeal in the Slayback and Apotex action.

Eagle Pharmaceuticals, Inc. v. Accord Healthcare Inc., Accord Healthcare Ltd., and Intas Pharmaceuticals Ltd. - (Belrapzo®)
Accord filed an NDA referencing Eagle's Belrapzo NDA. Accord’s NDA includes challenges to one or more of the Belrapzo Orange Book-listed patents. On May 27, 2022, the Company filed a suit against Accord in the United States District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 8,609,707, 9,265,831, 9,572,796, 9,572,797, 10,010,533, and 11,103,483. On July 6, 2022 the Company filed a First Amended Complaint, removing all patents except the ‘483 patent. Accord filed its Answer and Counterclaims on July 20, 2022. The Company filed its Answer to Accord’s Counterclaims August 9, 2022. On September 20, 2022, the Court entered a schedule consolidating this case with the above Accord and Dr. Reddy’s cases. On November 18, 2022, the parties filed a proposed stipulated judgment of non-infringement, which was entered by the Court on November 21, 2022. The Company reserved its right to seek vacatur of the judgment pending the outcome of the above-referenced appeal in the Slayback and Apotex action.

Eagle Pharmaceuticals, Inc. & SymBio Pharmaceuticals Ltd. v. Towa Pharmaceutical Co., Ltd.; Eagle Pharmaceuticals, Inc. & SymBio Pharmaceuticals Ltd. v. Pfizer Japan Inc. - (Treakisym)
The Company, together with its exclusive licensee SymBio Pharmaceuticals Ltd. (“SymBio”), initiated lawsuits in the Tokyo District Court against Towa Pharmaceutical Co., Ltd. (“Towa”) on December 16, 2022 and against Pfizer Japan Inc. (“Pfizer”) on December 26, 2022 for patent infringement of Eagle’s Japanese Patent No. 6570601 for TREAKISYM injection solution 100 mg/4mL (bendamustine hydrochloride hydrate). In their complaint, Eagle and SymBio sought remedies that include an injunction against the manufacture or sale of Towa and Pfizer’s generic products and compensation for damages. Towa and Pfizer answered the complaint. A first hearing occurred before the Tokyo District Court in the Towa infringement action on February 6, 2023, in which the Court determined a timetable for the case. In the Towa action, the parties will give technical presentation before the judges and experts on October 30, 2023, and the court will reveal its view on infringement and validity on November 20, 2023. A first hearing occurred before the Tokyo District Court in the Pfizer infringement action on April 25, 2023, in which the Court determined a timetable for the case. In the Pfizer action, the parties will give technical presentation before the judges on December 13, 2023, and the court will review its view on infringement and validity on January 15, 2024.

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

Our equity investment in Syros is included in Other assets on our condensed consolidated balance sheet. For the three months ended March 31, 2023 and 2022, the fair value adjustments for the equity investment were a loss of $0.4 million and a loss of $2.5 million, respectively. These adjustments were recorded in Other (expense) income on our condensed consolidated statements of operations.

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

The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Purchase Price Allocation
Cash	$2,556
Net working capital, excluding cash	(2,158)
Inventory	17,548
Intangible assets	108,000
Debt	(26,659)
Deferred tax liability, net	(4,225)
Fair value of net assets acquired	95,062
Goodwill	5,291
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

Some of the more significant assumptions inherent in the development of the intangible asset valuations included the estimated net cash flow for each year for each asset (including relevant market size and market share), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, as well as other factors.

The goodwill recorded related to the acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of acquisition. The goodwill recorded is not deductible for tax purposes.

Pro Forma Financial Information:

The following table provides unaudited pro forma financial information for the three-month period ended March 31, 2022 as if the acquisition of Acacia had occurred as of January 1, 2022:

	Three Months Ended March 31,
	2023	2022
	Actual	Pro forma
Total revenue	$66,305	$116,492

Net income	$5,750	$31,967
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

The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Acacia. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the date indicated, nor are the pro forma results indicative of results which may occur in the future.

14. Investment in Enalare Therapeutics Inc.

On August 8, 2022, we and Enalare Therapeutics Inc. (“Enalare”) entered into a Securities Purchase Agreement, pursuant to the terms of the Shares Purchase Agreement ("SPA"). In connection with the SPA we have invested a total of $25.0 million and may invest an additional $30 million, subject to the completion of certain development milestones. Concurrently with the execution of the SPA, we also entered into a Security Purchase Option Agreement ("SPOA"), pursuant to which we were granted an option to acquire all of the remaining outstanding shares of Enalare other than those that we already own, subject to the terms and conditions of the agreement. The term of the Purchase Option (the "Option Period") commenced on August 8, 2022 and will end upon the earlier of (x) 90 days following the FDA communication of proceed to clinical for a Phase 3 clinical study for a Product Candidate or (y) June 30, 2027. Enalare shall not initiate Phase 3 pivotal studies prior to the end of the Option Period and we shall have reasonable access to all relevant data and documents following the Phase 3 Milestone (as defined in the Option Agreement).

As of March 31, 2023, we had an equity investment in the amount of $17.0 million and an asset related to the acquisition right in the amount of $8.1 million. In the three months ended March 31, 2023, we settled the forward liability and invested another $12.5 million as part of the contractual obligation. We used a probability factor to value the asset related to the acquired acquisition rights based on management's best estimate, including the probability of completion of certain development milestones. The equity stake was accounted for as an non-RDFV investment and had a gain on settlement of the forward liability of $0.1 million which was recorded in Other expense on our condensed consolidated statements of operations in the period ended March 31, 2023. The equity investment and the acquisition right was reported at fair value as of March 31, 2023.

Summarized financial information of our investment and equity ownership in Enalare for the three months ending March 31, 2023 is presented below:

	Beginning balance as of December 31, 2022	Fair Value Adjustment	Additions / Adjustments during period	Ending balance as of March 31, 2023
Non-RDFV Investment (Other assets)	$8,438	$—	$8,514	$16,952
Acquisition Rights (Other assets)	8,125	—	—	8,125
Forward Liability (Accrued expenses and other liabilities)	(4,063)	77	3,986	—
Total, net	$12,500	$77	$12,500	$25,077

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, or the Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 23, 2023, or our Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this Quarterly Report. Unless otherwise indicated or required by context, references throughout to “Eagle,” the “Company,” “we,” “our,” or “us” refer to financial information and transactions of Eagle Pharmaceuticals, Inc.

Overview
We are a fully integrated pharmaceutical company with research and development, clinical, manufacturing and commercial expertise. We are committed to developing innovative medicines that result in meaningful improvements in patients’ lives.

Our science-based business model has a proven track record with the FDA approval and commercial launches of six products: PEMFEXY, vasopressin, Ryanodex, Belrapzo, Bendeka and Treakisym. We market our products through marketing partners and/or our internal direct sales force. We market PEMFEXY, vasopressin, Ryanodex and Belrapzo, Teva markets Bendeka and SymBio markets Treakisym.

We acquired Acacia as of June 9, 2022, which added two FDA approved new chemical entities with patent protection, BARHEMSYS and BYFAVO® (remimazolam for injection). The addition of these two products expands our presence in the acute care space.

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

Recent Developments
Byfavo J-code
On May 1, 2023, the Company announced that the Centers for Medicare & Medicaid Services (“CMS”) has established a unique, product-specific billing code for Byfavo, a short-acting sedative for procedures lasting 30 minutes or less. This new Healthcare Common Procedure Coding System (HCPCS) Level II code (“J-code”) is J2249 “Injection, remimazolam, 1 mg.” The J-code will be effective on July 1, 2023. J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare Advantage, and other government payers for physician-administered drugs like Byfavo and are intended to simplify the claims submission and documentation process, facilitating access for patients.

Discontinuance of Vasopressin
During the first quarter of 2023, the Company gave notice to customers and the FDA that it was withdrawing from the vasopressin market. Inventory on hand and in the distribution channel is expected to be depleted by the end of the second quarter of 2023.

Third Amended and Restated Credit Agreement
On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto, which replaced our prior credit agreement, dated as of November 8, 2019 (the “Second Amended Credit Agreement”). The terms and amounts borrowed under the Third Amended Credit Agreement include a drawn term loan of $50 million and a $100 million revolving credit facility of which $15.0 million was drawn on November 1, 2022 and an additional $15.0 million was drawn on February 8, 2023. In addition, approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Second Amended Credit Agreement, [and we currently intend to use the remaining proceeds to repay certain indebtedness of our wholly-owned subsidiary, Acacia Pharma, and for other corporate purposes. All amounts outstanding under the Third Amended Credit Agreement shall be due and payable on October 31, 2025, unless otherwise accelerated or extended pursuant to the terms of the Third Amended Credit Agreement.

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
Product Sales. Through March 31, 2023, we have recognized revenues from product sales including Pemfexy, vasopressin, Ryanodex, Belrapzo, Bendeka, Treakisym, BARHEMSYS and BYFAVO. Sales of Bendeka and Treakisym were made to our commercial partners, Teva and SymBio, respectively. Sales to our commercial partners are typically made at little or no profit for resale. Pemfexy, vasopressin, Ryanodex Belrapzo, BARHEMSYS and BYFAVO were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the three months ended March 31, 2023 reflects certain non-deductible executive compensation, partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2022 reflects the impact of a valuation allowance established and adjusted for the fair value adjustments on our investment in Syros Pharmaceuticals, Inc. ("Syros"), following the merger of Tyme Technologies, Inc. (“Tyme”) and Syros on September 16, 2022, certain non-deductible executive compensation and changes in state filing positions, partially offset by credits for research and development activity.

Results of Operations
Comparison of Three Months Ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,		(Decrease)
	2023	2022
	(in thousands)
Product sales, net	$46,221	$90,088	$(43,867)
Royalty revenue	20,084	25,786	(5,702)
Total revenue	$66,305	$115,874	$(49,569)

Our product sales decreased $43.9 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was primarily attributable to decreased product sales of $30.8 million for vasopressin and Pemfexy of $14.2 million, each of which was launched during the first quarter of 2022 and a decrease of $2.2 million for Bendeka primarily driven by volume decreases. This was partially offset by increase of $2.1 million and $0.4 million for Ryanodex and Belrapzo, respectively primarily driven by volume increases and our recently acquired Barhemsys and Byfavo products, which totaled $0.9 million.

Our royalty revenue decreased $5.7 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of a decrease in royalty revenue from our share of Teva's Bendeka sales.

Cost of revenue

	Three Months Ended March 31,		(Decrease)
	2023	2022
	(in thousands)
Cost of product sales	$17,300	$25,176	$(7,876)
Cost of royalty revenue	—	2,579	(2,579)
Total cost of revenue	$17,300	$27,755	$(10,455)

Our cost of product sales decreased by $7.9 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was primarily attributable to the decrease in cost of product sales of vasopressin of $8.5 million, which was launched during the first quarter of 2022 and a decrease of $2.2 million for Bendeka. This was partially offset by increase of $2.9 million of amortization expense related to intangible assets acquired with Acacia in June 2022.

Our cost of royalty revenue decreased by $2.6 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was related to us achieving our contractual terms with our license partner on our bendamustine franchise products in 2022.

Research and development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended March 31,		Increase / (Decrease)
	2023	2022
	(in thousands)
Fulvestrant	$141	$620	$(479)
Ryanodex related projects	—	358	(358)
CAL02	3,018	969	2,049
Landiolol	115	114	1
All other projects	1,676	492	1,184
Salary and other personnel related costs	4,322	3,555	767
Research and development	$9,272	$6,108	$3,164

Our research and development expenses increased $3.2 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to higher spend of $2.0 million on CAL02, $1.0 million on Byfavo and Barhemsys pediatric studies, and $0.8 million in salary and other personnel related costs. This was partially offset by lower spend on fulvestrant of $0.5 million and the Ryanodex Nerve Agent project of $0.4 million compared to the three months ended March 31, 2022.
Selling, general and administrative

	Three Months Ended March 31,		Increase
	2023	2022
	(in thousands)
Selling, general and administrative	$27,960	$22,182	$5,778

Our selling, general and administrative expenses increased $5.8 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily related to $3.3 million of salary and personnel-related costs, $2.0 million of external sales and marketing, $0.8 million of travel and entertainment, $0.7 million of finance and other professional fees, partially offset by $2.0 million lower spend on legal related costs.

Other expense, net

	Three Months Ended March 31,		Decrease
	2023	2022
	(in thousands)
Interest income	$212	$154	$58
Interest expense	(1,516)	(366)	(1,150)
Other expense	(238)	(1,957)	1,719
Total other expense, net	$(1,542)	$(2,169)	$627

Our interest income increased by $0.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily due to higher interest rates associated with money market funds as compared to the three months ended March 31, 2022.

Our interest expense increased by $1.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was due to our higher level of outstanding debt and higher borrowing rates during the three months ended March 31, 2023.

Our other expense decreased by $1.7 million for the three months ended March 31, 2023 as compared to a net expense of $2.0 million for the three months ended March 31, 2022. The change was primarily due to lower loss related to fair value adjustments on our investment in Syros of $2.1 million, partially offset by $0.6 million of non-recurrence of forward contract during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Income tax provision

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Provision for income taxes	$(4,481)	$(13,602)
Effective tax rate	44%	24%

Our effective tax rate for the three months ended March 31, 2023, reflects an interim tax provision resulting from the impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia, partially offset by credits for research and development activity. The effective tax rate for the three months ended March 31, 2022, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation, partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash flows from operations and availability of borrowing under our revolving credit facility. Our primary uses of cash are to fund working capital requirements, including repayment of debt, product development costs and operating expenses. We may also use cash for business acquisitions or other strategic transactions, such as in our acquisition of Acacia. Cash and cash equivalents were $21.9 million and $69.5 million as of March 31, 2023 and March 31, 2022, respectively.

On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (“Third Amended Credit Agreement”),with the Administrative Agent and the lenders party thereto, which replaced the Prior Credit Agreement. The terms and amounts borrowed under the Third Amended Credit Agreement include a drawn term loan of $50 million and a $100 million revolving credit facility of which $15.0 million was drawn on November 1, 2022 and an additional $15.0 million was drawn on February 8, 2023. In addition, approximately $35.4 million of the proceeds of the credit facility were used to refinance all amounts outstanding under the Prior Credit Agreement, and we currently intend to use the remaining proceeds to repay certain indebtedness of our wholly-owned subsidiary, Acacia Pharma Group Limited, and for other corporate purposes. The new maturity date of the schedule of principal payments for each of the revolving credit facility and the term loan facility is October 31, 2025, unless required to mature earlier or extended pursuant to the terms of the Third Amended Credit Agreement.

For the three months ended March 31, 2023, we generated net income of $5.8 million. As of March 31, 2023, our working capital surplus was $94.7 million.
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

Operating Activities:

Net cash used in operating activities for the three months ended March 31, 2023 was $33.5 million. Net income for the period was $5.8 million enhanced by the net of non-cash adjustments of approximately $8.8 million from deferred income taxes, depreciation expense, noncash operating lease expense related to right-of-use assets, amortization expense of intangible assets, fair value adjustments on equity investment, stock-based compensation expense, amortization of debt issuance costs, fair value adjustments related to derivative instruments. Net changes in working capital decreased cash from operating activities by approximately $33.5 million, due to changes in working capital accounts. The total amount of accounts receivable at March 31, 2023 was approximately $115.0 million, which included $94.7 million related to product sales and $20.1 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 75 days with select extended terms to wholesalers on initial purchases of product launch quantities. Our receivables from royalty revenue are due 45 days from the end of the quarter.

Investing Activities:

Net cash used in investing activities for the three months ended March 31, 2023 was $12.6 million, primarily as a result of our acquisition of Acacia coupled with an equity investment in Enalare of $12.5 million and $0.1 million for purchases of property and equipment.

Financing Activities:

Net cash provided by financing activities for the three months ended March 31, 2023 was $12.6 million, as a result of $15 million from a drawdown from our revolving credit facility under the Credit Agreement, partially offset by $1.25 million of principal payments for debt, and $1.1 million of payments associated with employee withholding tax upon vesting of stock-based awards.

Trends and Uncertainties
During the three months ended March 31, 2023, we have not experienced a material impact on our business and financial condition due to the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia.

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

We believe that our future cash and cash equivalents and availability of borrowings under our Third Amended Credit Agreement flows from operations will be sufficient to fund our currently anticipated working capital requirements for the next 12 months. We have based this estimate on assumptions that may prove to be wrong While the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia has not had, and we do not expect it to have, a material adverse effect on our liquidity, the situation continues to evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate distribution of our commercialized products, product portfolio expansion or some or all of our research and development programs, which would adversely affect our business prospects. We expect to be able to obtain future funding under the terms of the Third Amended Credit Agreement, for general corporate purposes and any strategic acquisitions.
Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the three months ended March 31, 2023, as compared to the obligations disclosed in our Annual Report.
Our future material contractual obligations included the following as of March 31, 2023 (in thousands):

Obligations	Total	2023	2024	2025	2026	Beyond
Operating leases (1)	$2,792	$1,257	$1,122	$413	$—	$—
Credit facility and Term Loans (2)	77,500	5,000	10,000	62,500	—	—
Purchase obligations (3)	86,491	86,491	—	—	—	—
Total obligations	$166,783	$92,748	$11,122	$62,913	$—	$—
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
(2) Refer to Note 9 for details of the Third Amended Credit Agreement and term loans.
(3) As of March 31, 2023, we had purchase obligations in the amount of $86.5 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligation under the supply agreement is primarily for finished product, inventory, and research and development.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are disclosed in “Note 2. Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2022 included in our Annual Report. Since the date of such financial statements, there have been no changes to our significant accounting policies and estimates other than those described in Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these accounting pronouncements have had, or will have, a material impact on our condensed consolidated financial statements or disclosures.

Impact of Inflation
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Based on their evaluation at March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
The disclosures under Note 11. Legal Proceedings in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report are incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 provide additional discussion about these supplemental risks and we encourage you to read and carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete understanding of the risks and uncertainties material to our business.

Our business, financial condition and results of operations have been and may in the future be adversely affected by macroeconomic conditions and by geopolitical events

Our financial condition, results of operations, business and cash flow may be negatively affected by general economic, industry and market conditions in the global economy and in the global financial markets, such as rising inflation and interest rates, increased costs of goods, supply chain disruptions and uncertainty about economic stability and the financial markets. The global economy has experienced extreme volatility and disruptions from the impacts of the COVID-19 pandemic, international conflicts, terrorism or other geopolitical events, such as the ongoing conflict between Russian and Ukraine, and related sanctions and other economic disruptions or concerns.  On February 24, 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions if the conflict continues or worsens. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions that will be taken by the United States and other countries in respect thereof, as well as any countermeasures or retaliatory actions Russia may take in response, are likely to cause regional instability and geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy. Additional actions that the United States or others may take in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

In addition, the recent closures of Silicon Valley Bank and Signature Bank has resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or corporate development, or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and our ability to borrow or raise additional capital when needed to grow our business could be substantially impaired. Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions.

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products or products of our partners and our ability to raise additional capital when needed on acceptable terms, or at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, including our ability to expand our business and take advantage of acquisition opportunities, could harm our financial performance and stock price, could require us to delay or abandon our plans and programs and could otherwise have a material adverse effect on our business and growth prospects. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Current and future legislation may increase the difficulty and cost for us to commercialize our products and product candidates and affect the prices we may obtain for our products.

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products and our product candidates, once they are approved for sale, profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015 as well as certain legislative amendments, will remain in effect through 2032 unless additional Congressional action is taken. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the former U.S. Presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in May 2019, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. In a final rule issued by CMS on December 31, 2020, CMS established a broader definition for a “line extension” drug such that the line extension of the initial brand name listed drug would not need to be an oral solid dosage form. This final rule may impact the rebate amounts associated with our products and negatively affect the commercial success of our products. Additionally, on December 2, 2020, CMS published changes to the Medicare Physician Fee Schedule for Calendar Year 2021 that also may adversely impact the coverage and reimbursement of our products. Under the changes, CMS assigned certain 505(b)(2) drug products to existing multiple source drug codes because, according to CMS, some drug products approved under the 505(b)(2) pathway share similar labeling and uses with generic drugs that are assigned to multiple source drug codes. CMS noted that this change was consistent with efforts to “curb drug prices” and encourages competition among products that are described by one billing code and share similar labeling. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

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

We did not make any purchases of our equity securities during the three months ended March 31, 2023. Approximately $86 million remained available for future purchases of our equity securities as of March 31, 2023.

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
10.1
Settlement Agreement, by and between the Registrant, Teva Pharmaceuticals International GmbH, Cephalon, LLC, Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., dated April 4, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No 001-36306, filed on April 4, 2023

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

EAGLE PHARMACEUTICALS, INC.

DATED: May 9, 2023	By:	/s/ Scott Tarriff
Scott Tarriff
(On behalf of the Registrant and as President and Chief Executive Officer as Principal Executive Officer)

DATED: May 9, 2023	By:	/s/ Brian J. Cahill
Brian J. Cahill
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)