Form 10-Q
period 2023-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2023-08-08
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of August 1, 2023: 12,986,971 shares.

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
•the potential benefits and commercial potential of our approved products, including rapidly infused bendamustine ready-to-dilute (“RTD"), or Bendeka, Treakisym, Ryanodex® (dantrolene sodium), or Ryanodex, bendamustine RTD, 500ml solution, or Belrapzo, BARHEMSYS®, BYFAVO®, and PEMFEXY®, for approved indications and any expanded uses;
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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

Additional discussion of the risks and uncertainties material to our business can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and we encourage you to refer to that additional discussion. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

NOTE REGARDING COMPANY REFERENCES

References to the “Company,” “Eagle Pharmaceuticals,” “Eagle,” “we,” “us” or “our” mean Eagle Pharmaceuticals, Inc., a Delaware corporation, together with its subsidiaries, references to “Eagle Biologics” mean Eagle Biologics, Inc., and "Acacia" means Acacia Pharma Group plc.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,354	$55,321
Accounts receivable, net	115,140	72,439
Inventories	42,482	47,794
Prepaid expenses and other current assets	14,274	13,200
Total current assets	187,250	188,754
Property and equipment, net	1,013	1,168
Intangible assets, net	107,406	118,327
Goodwill	45,033	45,033
Deferred tax asset, net	30,715	27,146
Other assets	33,405	25,732
Total assets	$404,822	$406,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,843	$18,993
Accrued expenses and other current liabilities	62,490	85,844
Short-term debt, net	8,297	6,250
Total current liabilities	86,630	111,087
Long-term debt, net	61,896	56,216
Other long-term liabilities	4,256	5,297
Total liabilities	152,782	172,600
Commitments and Contingencies
Stockholders' equity:
Preferred stock, 1,500,000 shares authorized and no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,647,390 and 17,569,375 shares issued as of June 30, 2023 and December 31, 2022, respectively	18	18
Additional paid in capital	373,831	366,265
Accumulated other comprehensive loss	(1,112)	(1,112)
Retained earnings	122,418	111,504
Treasury stock, at cost, 4,552,730 and 4,552,730 shares as of June 30, 2023 and December 31, 2022, respectively	(243,115)	(243,115)
Total stockholders' equity	252,040	233,560
Total liabilities and stockholders' equity	$404,822	$406,160
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product sales, net	$42,993	$49,201	$89,214	$139,289
Royalty revenue	21,653	24,935	41,737	50,721
Total revenue	64,646	74,136	130,951	190,010
Operating expenses:
Cost of product sales	16,858	21,171	34,158	46,347
Cost of royalty revenue	—	2,493	—	5,072
Research and development	9,833	11,437	19,105	17,545
Selling, general and administrative	27,651	36,832	55,611	59,014
Total operating expenses	54,342	71,933	108,874	127,978
Income from operations	10,304	2,203	22,077	62,032
Interest income	195	244	407	398
Interest expense	(1,448)	(552)	(2,964)	(918)
Other income (expense), net	247	(7,763)	9	(9,720)
Total other expense, net	(1,006)	(8,071)	(2,548)	(10,240)
Income (loss) before income tax provision	9,298	(5,868)	19,529	51,792
Income tax provision	(4,134)	(3,582)	(8,615)	(17,184)
Net income (loss)	$5,164	$(9,450)	$10,914	$34,608
Earnings (loss) per share attributable to common stockholders:
Basic	$0.39	$(0.74)	$0.83	$2.71
Diluted	$0.39	$(0.74)	$0.83	$2.67
Weighted average number of common shares outstanding:
Basic	13,090,852	12,836,116	13,075,090	12,773,727
Diluted	13,154,599	12,836,116	13,151,107	12,951,788
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$5,164	$(9,450)	$10,914	$34,608
Other comprehensive (loss) income, net of tax:
Unrealized gain for convertible promissory note	—	92	—	604
Foreign currency translation	—	1,771	—	1,771
Total other comprehensive income	—	1,863	—	2,375
Comprehensive income (loss)	$5,164	$(7,587)	$10,914	$36,983

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of March 31, 2023	17,637	$18	$369,800	$(243,115)	$(1,112)	$117,254	$242,845
Stock-based compensation expense	—	—	4,192	—	—	—	4,192
Issuance of common stock upon exercise of stock option grants	9	—	(147)	—	—	—	(147)
Issuance of common stock related to vesting of restricted stock units	1	—	(14)	—	—	—	(14)
Net income	—	—	—	—	—	5,164	5,164
Balance as of June 30, 2023	17,647	$18	$373,831	$(243,115)	$(1,112)	$122,418	$252,040

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of March 31, 2022	16,976	$17	$328,769	$(233,164)	$418	$119,920	$215,960
Stock-based compensation expense	—	—	4,500	—	—	—	4,500
Issuance of common stock upon exercise of stock option grants	56	—	1,500	—	—	—	1,500
Issuance of common stock related to business acquisition	516	1	23,644	—	—	—	23,645
Issuance of common stock related to vesting of restricted stock units	1	—	(36)	—	—	—	(36)
Other comprehensive income	—	—	—	—	1,863	—	1,863
Net loss	—	—	—	—	—	(9,450)	(9,450)
Balance as of June 30, 2022	17,549	$18	$358,377	$(233,164)	$2,281	$110,470	$237,982

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2022	17,569	$18	$366,265	$(243,115)	$(1,112)	$111,504	$233,560
Stock-based compensation expense	—	—	8,831	—	—	—	8,831
Issuance of common stock upon exercise of stock option grants	9	—	(147)	—	—	—	(147)
Issuance of common stock related to vesting of restricted stock units	69	—	(1,118)	—	—	—	(1,118)
Net income	—	—	—	—	—	10,914	10,914
Balance as of June 30, 2023	17,647	$18	$373,831	$(243,115)	$(1,112)	$122,418	$252,040

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Number of Shares	Amount
Balance as of December 31, 2021	16,903	$17	$325,779	$(225,111)	$(94)	$75,862	$176,453
Stock-based compensation expense	—	—	8,795	—	—	—	8,795
Issuance of common stock upon exercise of stock option grants	56	—	1,500	—	—	—	1,500
Issuance of common stock related to business acquisition	516	1	23,644	—	—	—	23,645
Issuance of common stock related to vesting of restricted stock units	74	—	(1,341)	—	—	—	(1,341)
Common stock repurchases	—	—	—	(8,053)	—	—	(8,053)
Other comprehensive income	—	—	—	—	2,375	—	2,375
Net income	—	—	—	—	—	34,608	34,608
Balance as of June 30, 2022	17,549	$18	$358,377	$(233,164)	$2,281	$110,470	$237,982

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$10,914	$34,608
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	(3,967)	(4,445)
Depreciation expense	219	345
Noncash operating lease expense related to right-of-use assets	648	593
Amortization expense of intangible assets	10,921	2,197
Amortization of inventory step-up	736	—
Fair value adjustments on equity investment	193	3,230
Stock-based compensation expense	8,831	8,795
Convertible promissory note related credit losses	—	62
Amortization of debt issuance costs	226	236
Fair value adjustments related to derivative instruments	(77)	620
Accretion of discount on convertible promissory note	—	(91)
Loss on foreign currency exchange rates	—	1,281
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	(42,701)	(44,312)
Inventories	4,576	(8,862)
Prepaid expenses and other current assets	(1,074)	(6)
Accounts payable	(3,150)	2,931
Accrued expenses and other liabilities	(19,178)	29,006
Other assets and other long-term liabilities, net	(755)	193
Net cash (used in) provided by operating activities	(33,638)	26,381
Cash flows from investing activities:
Purchase of Acacia, net of cash acquired	—	(75,416)
Purchase of equity investment security	(12,500)	—
Purchase of property and equipment	(64)	(168)
Net cash used in investing activities	(12,564)	(75,584)
Cash flows from financing activities:
Proceeds from common stock option exercises	—	1,500
Proceeds from revolving credit facility	30,000	—
Repayments of revolving credit facility	(20,000)	—
Employee withholding taxes related to stock-based awards	(1,265)	(1,341)
Payment of debt	(2,500)	(4,000)
Repurchases of common stock	—	(8,053)
Net cash provided by (used in) financing activities	6,235	(11,894)
Net decrease in cash and cash equivalents	(39,967)	(61,097)
Cash and cash equivalents at beginning of period	55,321	97,659
Cash and cash equivalents at end of period	$15,354	$36,562
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$19,357	$10,570
Interest	2,859	525
See accompanying notes to condensed consolidated financial statements (unaudited).

EAGLE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation and Other Company Information
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting quarterly information. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any period thereafter. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023 (the "Annual Report").

Eagle Pharmaceuticals, Inc. (the "Company", "Eagle", or "we") is an integrated pharmaceutical company focused on finding ways to help medicines do more for patients. We and our collaborators have the capabilities to take a molecule from preclinical research through regulatory approval and into the marketplace, including development, manufacturing and commercialization. Our business model applies our scientific expertise, proprietary research-based insights and marketplace proficiency to identify challenging-to-treat diseases of the central nervous system or metabolic critical care therapeutic areas as well as in oncology. By focusing on patients' unmet needs, we strive to provide healthcare professionals with urgently needed treatment solutions that are designed to improve patient care and outcomes and create near- and long-term value for our stakeholders, including patients and healthcare providers and our employees, marketing partners, collaborators and investors. Our science-based business model has a proven track record with the U.S. Food and Drug Administration ("FDA") approval and commercial launches of six products: PEMFEXY® (pemetrexed for injection), Ryanodex® (dantrolene sodium) ("Ryanodex"), bendamustine ready-to-dilute ("RTD") 500ml solution ("Belrapzo"), and rapidly infused bendamustine RTD ("Bendeka"), bendamustine ready-to-dilute and rapidly infused RTD in Japan (“Treakisym”), and vasopressin (now discontinued), an A-rated generic alternative to Vasostrict®. Through our acquisition of Acacia in June 2022, we added two FDA approved products with patent protection, BARHEMSYS® (amisulpride for injection) ("Barhemsys") and BYFAVO® (remimazolam for injection) ("Byfavo").

We market our products through marketing partners and/or our internal direct sales force. We market PEMFEXY, Ryanodex and Belrapzo, and Teva Pharmaceutical Industries Ltd. ("Teva") markets Bendeka through its subsidiary Cephalon, Inc.
Barhemsys and Byfavo are marketed to hospitals in the acute care space through our internal direct sales force. SymBio Pharmaceuticals Limited ("SymBio") markets Treakisym, a RTD product, in Japan.

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

Change in Functional Currency
Effective January 1, 2023, the Company adopted the U.S. dollar as its functional currency for Acacia subsidiaries. Prior to January 1, 2023, the functional currency of the Acacia was the Pound Sterling.

The change in functional currency of Acacia is due to the integration of Acacia and the legacy Eagle businesses being completed beginning in the first quarter of 2023. As a result of the integration, the nature and volume of the UK operations and funding received by the UK entities are denominated in the U.S. dollar. Therefore, the UK operations of Acacia are considered integrated and parent dependent.

The Company’s financial results have been reported in U.S. dollars. The effect of a change in the functional currency is accounted for prospectively. More specifically, translation adjustments for prior periods are not removed from equity and the translated amounts for nonmonetary assets at the end of the prior period became the accounting basis for those assets, effective January 1, 2023. Exchange differences arising from the translation that were previously recognized in other comprehensive income are not reclassified from equity to profit and loss until the disposal of the operations attributable to Acacia.
Use of Estimates
These condensed consolidated financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements including disclosure of gross to net estimates as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period and accompanying notes. Our critical accounting policies are those that are both most important to our financial condition and results of operations and also require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying amount of our assets or liabilities. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the condensed consolidated financial statements, actual results may materially vary from these estimates, and any such differences may be material to our condensed consolidated financial statements.
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

The carrying amount of interest-bearing cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to their life being short term in nature, and are classified as Level 1 for all periods presented.
Financial assets and liabilities measured and recognized at fair value are as follows:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$11,281	$11,281	$—	$—
Investment in Syros Pharmaceuticals, Inc. ("Syros")	1,380	1,380	—	—
Investment in Enalare Therapeutics, Inc.	16,952	—	—	16,952
Acquisition rights of Enalare Therapeutics, Inc.	8,125	—	—	8,125

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,567	$47,567	$—	$—
Investment in Syros Pharmaceuticals, Inc. ("Syros")	1,573	1,573	—	—
Investment in Enalare Therapeutics, Inc.	8,438	—	—	8,438
Acquisition rights of Enalare Therapeutics, Inc.	8,125	—	—	8,125

Liabilities:
Forward Liability	$4,063	$—	$—	$4,063

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2023.

Our investment in Enalare Therapeutics Inc., related acquisition rights and forward liability were classified as Level 3. We used a probability factor to value the asset related to the acquired acquisition rights based on management's best estimate, including the probability of completion of certain development milestones. The equity stake was accounted for as non-readily determinable fair value (“RDFV”) investment. The equity investment and acquisition rights were reported at fair value as of June 30, 2023. Refer to Note 14, Investment in Enalare Therapeutics Inc. for further information.

Our investment in restricted shares of common stock of Syros, following the merger of Tyme Technologies, Inc. and Syros on September 16, 2022, are classified as Level 1. Refer to Note 12, License and Collaboration Agreements for further details.

The fair value of debt is classified as Level 2 for the periods presented and approximates its fair value due to the variable interest rate.
Intangible Assets, net
We review the recoverability of our finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying amount of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, we measure the amount of the impairment by comparing the carrying amount of the assets to their respective fair value. We determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed as of June 30, 2023.
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
The total revenues and accounts receivables broken down by major customers as a percentage of the total are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues
Teva - See Revenue Recognition	38%	36%	35%	29%
Customer A	35%	19%	33%	19%
Customer B	10%	7%	12%	12%
Customer C	5%	12%	7%	13%
Customer D	8%	7%	8%	9%
Other	4%	19%	5%	18%
	100%	100%	100%	100%

	June 30,	December 31,
	2023	2022
Accounts receivable
Teva - See Revenue Recognition	19%	31%
Customer A	61%	1%
Customer B	13%	57%
Customer C	1%	5%
Customer D	6%	2%
Other	0%	4%
	100%	100%

Inventories
Inventories are recorded at the lower of cost and net realizable value, with cost determined on a first-in first-out basis. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If these items are observed and there are no alternate uses for the inventory, we will record a write-down to the lower of cost and net realizable value in the period that the decline in value is first recognized.
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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $4.4 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $8.1 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively.
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
Product revenue - The Company recognizes net revenue on sales to its commercial partners and to end users. In each instance, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Receivables from our product sales have payment terms ranging from 30 to 90 days with select extended terms to wholesalers on certain product purchases.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price generally utilizing the expected value method to which the Company expects to be entitled. As such, revenue on sales to end users for Pemfexy, Belrapzo, Ryanodex, Barhemsys, Byfavo, and vasopressin are recorded net of chargebacks, rebates, returns, prompt pay discounts, wholesaler fees and other deductions. Our products are contracted with a limited number of oncology distributors and hospital buying groups with narrow differences in ultimate realized contract prices used to estimate our allowance for chargebacks and rebate reserves. The Company has a product returns policy on some of its products that allows the customer to return pharmaceutical products within a specified period of time both prior to and subsequent to the product’s expiration date. The Company's estimate of the provision for returns is analyzed quarterly and is based upon many factors, including historical experience of actual returns and analysis of the level of inventory in the distribution channel, if any. The Company has terms on sales of Ryanodex by which the Company does not accept returns. The returns policy is subject to change at any time and as the Company determines it to be, without notice. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are made generally using the expected value method and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.

Components of Gross-to-Net (GTN) Estimates
Chargebacks: Chargebacks are discounts that occur when certain contracted customers, including group purchasing organizations (“GPOs”), public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase from the Company's distributors. The Company's distributors purchase products from us at invoice price, then resell the product to certain contracted customers on the basis of prices negotiated between us and the providers. The difference between the distributors’ purchase price and the typically lower certain contracted customers’ purchase price is refunded to the distributors through a chargeback credit. We record estimates for these chargebacks at the time of sale as deductions from gross revenues, with corresponding adjustments to our accounts receivable reserves and allowances.

The provision for chargebacks is the most significant provision in the context of the Company’s gross-to-net adjustments in the determination of net revenue. Chargebacks are estimated based on payer mix and contracted price, adjusted for current period assumptions.

Commercial and Medicaid Rebates: The Company contracts with government agencies or collectively, third-party payors, so that Pemfexy, Belrapzo, Ryanodex, Barhemsys, Byfavo, and vasopressin will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company’s contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payer mix, and (iv) information obtained from the Company’s distributors.

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

Product Returns: The Company's provision for product returns based on the factors noted above generally encompass a time range from 12 to 48 months after revenue is recognized. The Company’s distributors have the right to return unopened unprescribed Pemfexy, Belrapzo, Barhemsys, Byfavo, and vasopressin during certain time periods around the period beginning prior to the labeled expiration date and ending after the labeled expiration date. The Company estimates future product returns on sales of Pemfexy, Belrapzo, Barhemsys, Byfavo, and vasopressin based on: (i) data provided to the Company by its distributors (including weekly reporting of distributors’ sales and inventory held by distributors that provided the Company with visibility into the distribution channel in order to determine what quantities were sold to retail pharmacies and other providers), (ii) data provided to the Company by a third-party data provider which collects and publishes prescription data, and other third parties, (iii) historical industry information regarding return rates for similar pharmaceutical products, (iv) the estimated remaining shelf life of Pemfexy, Belrapzo, Barhemsys, Byfavo, and vasopressin previously shipped and currently being shipped to distributors and (v) contractual agreements intended to limit the amount of inventory maintained by the Company’s distributors. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Wholesaler fees and other incentives: The Company generally provides invoice discounts on Pemfexy, Belrapzo, Ryanodex, Barhemsys, Byfavo, and vasopressin sales to its distributors for prompt payment and fees for distribution services, such as fees for certain data that distributors provide to the Company. The payment terms for sales to distributors generally include a 2% discount for prompt payment which is generally defined in invoice terms as a range from 15 to 45 days, while the fees for distribution services are based on contractual rates agreed with the respective distributors. Based on historical data, the

Company expects its distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized. In certain cases, the Company may record the fees as accrued expenses if the Company expects that the fees will be paid rather than deducted by the distributor.

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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2023.
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

The Company may also grant performance-based stock awards to employees from time-to-time based on the achievement of a market or performance condition. The grant-date fair value of awards that vest based on achievement of certain market conditions are determined using a Monte Carlo simulation technique. The grant-date fair value of awards that vest based on achievement of certain performance condition are determined using the accelerated attribution method once it is probable that the performance condition will be achieved.
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
The anti-dilutive common share equivalents outstanding for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	2,351,791	2,499,165	2,351,791	2,092,420
Restricted stock units	400,917	77,149	251,867	77,149
Total	2,752,708	2,576,314	2,603,658	2,169,569

The following table sets forth the computation for basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$5,164	$(9,450)	$10,914	$34,608
Denominator
Basic weighted average common shares outstanding	13,090,852	12,836,116	13,075,090	12,773,727
Dilutive effect of stock awards	63,747	—	76,017	178,061
Diluted weighted average common shares outstanding	13,154,599	12,836,116	13,151,107	12,951,788
Basic net earnings (loss) per share
Basic net earnings (loss) per share	$0.39	$(0.74)	$0.83	$2.71
Diluted net earnings (loss) per share
Diluted net earnings (loss) per share	$0.39	$(0.74)	$0.83	$2.67

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

3. Property and Equipment, net
Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022	Estimated Useful Life (years)
Furniture and fixtures	$1,525	$1,525	7
Office equipment	1,077	1,077	3
Equipment	4,077	4,012	7
Leasehold improvements	1,155	1,155	2
	7,834	7,769
Less: accumulated depreciation	(6,821)	(6,601)
Property and equipment, net	$1,013	$1,168

Depreciation expense related to property and equipment amounted to $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

4. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$12,836	$12,348
Work in process	9,829	14,064
Finished products	19,817	21,382
Total inventories	$42,482	$47,794

5. Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2023	2022
Prepaid income taxes	$2,110	$90
Prepaid FDA user fee and advances to clinical research organization	762	3,022
Prepaid insurance	1,385	258
Advances to commercial manufacturers	4,947	5,464
Prepaid R&D	106	106
Pass-through receivables	1,144	1,001
All other	3,820	3,259
Total prepaid expenses and other current assets	$14,274	$13,200

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Accrued product sales reserves	$41,345	$33,000
Income taxes payable	1,158	5,182
Royalties payable to commercial partners	6,446	7,205
Accrued salary and other compensation	4,774	5,293
Accrued professional fees	2,251	5,541
Accrued research & development	2,022	1,549
Current portion of lease liability	1,422	1,534
Inventory received but not invoiced	2,456	6,779
Forward liability related to Enalare	—	4,063
Pemfexy royalty buy-down payable	—	15,000
Accrued other	616	698
Total accrued expenses and other current liabilities	$62,490	$85,844

Leases
We lease office space in Woodcliff Lake, New Jersey for our principal office under an amended lease agreement through June 2025. We also lease a lab space in Cambridge, Massachusetts under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space located in Palm Beach Gardens, Florida through October 2024. All of our leases are classified as operating leases and have remaining lease terms of approximately 1.7 years. The principal office and the lab space leases include renewal options to extend the lease for up to 5 years. Furthermore, we have not elected the practical expedient to separate lease and non-lease components for all classes of underlying assets.

The table below summarizes our total lease costs included in the condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	June 30, 2023	December 31, 2022
Operating lease cost	$845	$1,507
Total lease cost	$845	$1,507

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$845	$1,507
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases	1.7 years	2.1 years
Weighted-average discount rate - operating leases	6.0%	6.0%

Balance Sheet Classification as of June 30, 2023:
Current lease liabilities (included within Accrued expenses and other liabilities)	$1,422
Long-term lease liabilities (included within Other long-term liabilities)	839
Total lease liabilities	$2,261

6. Intangible Assets, net
The gross carrying amounts and net book value of our intangible assets are as follows:

		June 30, 2023
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Barhemsys intangible (1)	9	$70,319	$(8,448)	$61,871
Byfavo intangible (1)	9	33,714	(3,783)	29,931
Ryanodex intangible (2)	9	15,000	(8,794)	6,206
PEMFEXY intangible (3)	2	15,000	(5,602)	9,398
Vasopressin milestone (4)	1	750	(750)	—
Total		$134,783	$(27,377)	$107,406

		December 31, 2022
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Barhemsys intangible (1)	9	$70,319	$(4,462)	$65,857
Byfavo intangible (1)	9	33,714	(1,989)	31,725
Ryanodex intangible (2)	9	15,000	(7,402)	7,598
PEMFEXY intangible (3)	2	15,000	(1,888)	13,112
Vasopressin milestone (4)	1	750	(715)	35
Total		$134,783	$(16,456)	$118,327
(1) Represents intangible assets acquired in the Acacia acquisition as detailed in Note 13.
(2) Represents a one-time payment made to reduce the royalties payable to a third party on Ryanodex net sales.
(3) Represents a one-time payment made to reduce the royalties payable to a third party on PEMFEXY net sales.

(4) Represents milestone paid to a third party upon FDA approval of vasopressin.
Amortization expense was $5.4 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $10.9 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively.
Estimated Amortization Expense for Intangible Assets
Based on definite-lived intangible assets recorded as of June 30, 2023, and assuming that the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses are estimated as follows:

Estimated Amortization Expense

Year Ending December 31,
2023 (remainder)	11,034
2024	19,780
2025	13,917
2026	11,615
2027	11,615
Thereafter	39,445
Total estimated amortization expense	$107,406

7. Common Stock and Stock-Based Compensation
Common Stock
Share Repurchase Program

In March 2020, our board of directors approved our current share repurchase program (the "Share Repurchase Program"), providing for the repurchase of up to an aggregate of $160 million of our outstanding common stock.

Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchases have no time limit and may be suspended or discontinued completely at any time. The timing and amount of repurchases will depend on a variety of factors, including our available capital resources and other financial and operational performance, alternative investment opportunities, corporate and regulatory requirements, market conditions, including the trading price of our common stock, and other factors. The repurchases will be made using our cash resources.

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

As of June 30, 2023, we had repurchased an aggregate of 4,552,730 shares of common stock for an aggregate of $246.1 million pursuant to our share repurchase programs in effect since August 2016. We did not make any purchases of our equity securities during the three and six months ended June 30, 2023. Approximately $86 million remained available under the Share Repurchase Program for future purchases of common stock as of June 30, 2023.

During July 2023, we resumed repurchases of shares of common stock under our current Share Repurchase Program.
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

In 2018, we introduced a new long-term incentive program with the objective to better align the stock-based awards granted to management with our focus on improving total shareholder return over the long-term. The stock-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and PSUs. PSUs are comprised of awards that: i) vest upon achievement of certain share price appreciation conditions or ii) vest upon achievement of certain milestone events.

A summary of stock option, RSU and PSU activity under the 2014 Plan during the six months ended June 30, 2023 and 2022 is presented below:

	Stock Options	RSUs	PSUs
Outstanding as of December 31, 2021	2,814,878	263,306	137,300
Granted	91,700	148,000	228,200
Stock options exercised/RSUs vested/PSUs vested	(62,321)	(101,898)	—
Forfeited or expired	(40,044)	(7,082)	—
Outstanding as of June 30, 2022	2,804,213	302,326	365,500

Outstanding as of December 31, 2022	2,425,833	269,163	319,100
Granted	116,268	253,700	211,800
Stock options exercised/RSUs vested/PSUs vested	(26,672)	(105,071)	—
Forfeited or expired	(44,674)	(16,875)	—
Outstanding as of June 30, 2023	2,470,755	400,917	530,900

Stock Options
The fair value of stock options granted to employees, directors, and consultants were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.49% - 3.63%	3.00% - 3.31%	3.49% - 4.23%	1.47% - 3.31%
Volatility	45.71%	48.42%	44.31%	46.88%
Expected term (in years)	6.08 years	6.08 years	5.59 years	5.65 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

RSUs
Each vested time-based RSU represents the right of a holder to receive one share of our common stock. The fair value of each RSU granted was estimated based on the trading price of our common stock on the date of grant.
PSUs
During the first quarter of 2023, we granted 211,800 market condition PSUs based on our total shareholder return ("TSR") relative to the TSR of each member of the S&P Biotechnology Select Industry Index (the defined peer group) with a weighted-

average grant date fair value of $41.72 for other executives per respective PSU. The fair value of PSUs granted to employees was estimated using a Monte Carlo simulation model. Inputs used in the calculation include a risk-free interest rate of 4.39%, an expected volatility of 44%, contractual term of 4 years, and no expected dividend yield. There were no PSUs granted during the second quarter of 2023.

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

We recognized stock-based compensation in our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$1,143	$1,671	$2,624	$3,534
RSUs	1,203	1,289	2,850	2,924
PSUs	1,846	1,540	3,357	2,337
Stock-based compensation expense	$4,192	$4,500	$8,831	$8,795

Selling, general and administrative	$3,665	$3,899	$7,617	$7,551
Research and development	527	601	1,214	1,244
Stock-based compensation expense	$4,192	$4,500	$8,831	$8,795

8. Commitments
Our future material contractual obligations as of June 30, 2023, included the following:

Obligations	Total	2023	2024	2025	2026	Beyond
Operating leases (1)	$2,374	$839	$1,122	$413	$—	$—
Credit facility and Term Loans (2)	71,250	3,750	10,000	57,500	—	—
Purchase obligations (3)	97,430	97,430	—	—	—	—
Total obligations	$171,054	$102,019	$11,122	$57,913	$—	$—

(1) We lease our corporate office location. The term of our existing lease expires on June 30, 2025. We also lease our lab space under a lease agreement through April 2024, office space located in Indianapolis, Indiana through November 2023, and an office space in Palm Beach Gardens, Florida, through October 31, 2024. Rental expense for the operating leases was $0.4 million and $0.4 million, for the three months ended June 30, 2023 and 2022, respectively. Rental expense for the operating leases was $0.8 million and $0.8 million for the six months ended June 30, 2023 and 2022. The remaining future lease payments under the operating leases are $2.4 million as of June 30, 2023.
(2) Refer to Note 9, “Debt” for further information regarding our Credit Agreement and Term Loans.

(3) As of June 30, 2023, we had purchase obligations in the amount of $97.4 million which represents the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligations under the supply agreements are primarily for finished product, inventory, and research and development.

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

The Third Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our consolidated subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Third Amended Credit Agreement, we are required to comply with (a) a maximum total net leverage ratio, (b) a fixed charge coverage ratio and (c) a minimum liquidity covenant. As of June 30, 2023, we were in compliance with total net leverage ratio; fixed charge coverage ratio; and liquidity covenants.

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

The term loan facility payments will be made in quarterly installments in an amount equal to $1.25 million per fiscal quarter for each fiscal quarter ended after the closing date for the Third Amended Credit Agreement through the fiscal quarter ended September 30, 2023, and in an amount equal to $2.5 million per fiscal quarter for each fiscal quarter thereafter. As of June 30, 2023, we classified debt related to term loan of $8.3 million as current on our condensed consolidated balance sheet.

As of June 30, 2023, we had $25.0 million outstanding under the revolving credit facility and $46.3 million outstanding under the term loan facility. We also had $1.1 million of unamortized deferred debt issuance costs, of which $0.5 million was recognized in Short-term debt and $0.6 million was recognized in Long-term debt in our condensed consolidated balance sheet.

Debt Maturities	As of June 30, 2023
2023 (remainder)	$3,750
2024	10,000
2025	57,500
2026	—
Total	$71,250

10. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax provision	$(4,134)	$(3,582)	$(8,615)	$(17,184)
Effective tax rate	44%	(61)%	44%	33%

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
The effective tax rate for the three and six months ended June 30, 2023, reflects an interim tax provision resulting from the impact of certain non-deductible executive compensation and the impact of a valuation allowance recorded against the tax losses of Acacia, partially offset by credits for research and development activity.
The effective tax rate for the three and six months ended June 30, 2022, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia, partially offset by credits for research and development activity.
We review the realizability of our deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset are considered, along with any other positive or negative evidence. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.
Deferred income tax assets as of June 30, 2023 consisted of temporary differences primarily related to the net operating losses of Acacia, stock-based compensation and capitalized research and development expenses, partially offset by the temporary differences related to intangible assets and valuation allowance of Acacia.
We file income tax returns in the U.S. federal jurisdiction and several states. We are currently under audit by the Internal Revenue Service (IRS) and three state tax jurisdictions. We had no amount recorded for any unrecognized tax benefits as of June 30, 2023. We regularly evaluate our tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

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
Patentees filed two suits against BendaRX Corp. (“BendaRX Canada”) on May 4, 2023 and June 9, 2023. Patentees have asserted U.S. Patent Nos. 8,436,190, 8,445,524, 8,609,863, 8,669,279, 8,791,270, 8,883,836, 8,895,756, 9,533,955, 9,572,887, 8,076,366, and 8,461,350. On May 5, 2023, the patentees filed their First Amended Complaint. On June 23, 2023, BendaRX Canada filed a motion to dismiss, seeking a dismissal of all patents. Patentees responded July 7, 2023. BendaRX Canada’s reply is due July 14, 2023. Patentees also filed suit against BendaRX USA Corp. (“BendaRX USA”) in the Eastern District of Virginia. On June 21, 2023, BendaRX USA filed its Answer. The Court set a scheduling conference for July 19, 2023. On July 6, 2023, Patentees moved to stay the BendaRX USA case. That motion is pending.

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

License agreement with AOP Orphan
In August 2021, we entered into a licensing agreement with AOP Orphan Pharmaceuticals GmbH (“AOP Orphan”), a privately owned Austrian company devoted to the treatment of rare and special diseases, for the commercial rights to its product, landiolol in the United States, including an exclusive royalty-bearing license under certain patent rights and know-how to develop, commercialize and otherwise exploit any pharmaceutical product that contains landiolol. Landiolol, a leading hospital emergency use product, is currently approved in Europe for the treatment of non-compensatory sinus tachycardia and tachycardic supraventricular arrhythmias. We supported the submission of a new drug application (“NDA”) in the second quarter of 2022 by AOP Orphan to the FDA seeking approval for landiolol for the short term reduction of ventricular rate in patients with supraventricular tachycardia (“SVT”), including atrial fibrillation and atrial flutter.

Under the terms of the agreement, we made a $5 million upfront payment as consideration that was expensed immediately as research and development and was reflected within the operating activities of the consolidated statements of cash flows as of December 31, 2021. The licensing agreement provided for potential additional payments up to $25 million upon regulatory approval(s) and based upon commercial sales. We also entered into a supply agreement at the same time as the licensing agreement.
On June 6, 2023, we delivered notice (the “Notice”) of termination to AOP Orphan with respect to the above referenced license agreement, following AOP Orphan’s receipt of a complete response letter from the FDA whereby the FDA refused to approve the NDA for landiolol. The Notice provides that the licensing agreement be terminated as of June 6, 2023, which we believe alleviates any previous obligation for us to make any further payments to AOP Orphan. The Company cannot be certain that AOP Orphan will not dispute the Notice or on what terms any potential dispute may be resolved.

Collaboration with Syros
On January 7, 2020, we announced a strategic collaboration to advance SM-88, an oral product candidate for the treatment of patients with cancer, with a predecessor entity of Syros. SM-88 is an investigational agent in two Phase II studies, one for pancreatic cancer and another for prostate cancer.
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
Our equity investment in Syros is included in Other assets on our condensed consolidated balance sheet. For the three months ended June 30, 2023 and 2022, the fair value adjustments for the equity investment were a gain of $0.2 million and a loss of $0.7 million, respectively. For the six months ended June 30, 2023 and 2022, the fair value adjustments for the equity investment was a loss of $0.2 million and a loss of $3.2 million, respectively. These adjustments were recorded in Other (expense) income on our condensed consolidated statements of operations.

13. Business Acquisition
On June 9, 2022, we completed our acquisition of the entire issued share capital of Acacia for cash consideration and common stock totaling 94.7 million euros, the equivalent of 0.90 euros per share, and an aggregate of 516,024 shares of our common stock. Each shareholder of Acacia received 0.68 euros in cash and 0.0049 shares of our common stock. Acacia is a hospital pharmaceutical company focused on the development and commercialization of new products aimed at improving the care of patients undergoing significant treatments such as surgery and other invasive procedures. The transaction was entered to expand our current portfolio of FDA approved hospital products with the addition of Barhemsys and Byfavo.

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
$100,353

The purchase price allocation resulted in the amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below. The determination of fair value was finalized in the fourth quarter of 2022. During the year ended December 31, 2022, we recorded certain measurement period adjustments, which are summarized below. The impact of these measurement period adjustments was recorded as an increase to goodwill, increasing the goodwill balance to $5.3 million.

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

Pro Forma Financial Information:

The following table provides unaudited pro forma financial information for the three-month and the six-month periods ended June 30, 2022 as if the acquisition of Acacia had occurred as of January 1, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Total revenue	$74,546	$191,038

Net income	$2,875	$36,124
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

The pro forma results did not include any anticipated cost savings or other effects of the planned integration of Acacia. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the acquisition had occurred on the date indicated, nor are the pro forma results indicative of results which may occur in the future.

14. Investment in Enalare Therapeutics Inc.

On August 8, 2022, we and Enalare Therapeutics Inc. (“Enalare”) entered into a Securities Purchase Agreement ("SPA"). In connection with the SPA we have invested a total of $25.0 million, representing a 17% equity stake in Enalare as of June 30, 2023, and may invest an additional $30 million, subject to the completion of certain development milestones. Concurrently with the execution of the SPA, we also entered into a Security Purchase Option Agreement ("SPOA"), pursuant to which we were granted an option to acquire all of the remaining outstanding shares of Enalare other than those that we already own, subject to the terms and conditions of the agreement. The term of the Purchase Option (the "Option Period") commenced on August 8, 2022 and will end upon the earlier of (x) 90 days following the FDA communication of proceed to clinical for a Phase 3 clinical study for a Product Candidate or (y) June 30, 2027. Enalare shall not initiate Phase 3 pivotal studies prior to the end of the Option Period and we shall have reasonable access to all relevant data and documents following the Phase 3 Milestone (as defined in the Option Agreement).

As of June 30, 2023, we had an equity investment in the amount of $17.0 million and an asset related to the acquisition right in the amount of $8.1 million. In the six months ended June 30, 2023, we settled the forward liability and invested another $12.5 million as part of the contractual obligation. We used a probability factor to value the asset related to the acquired acquisition rights based on management's best estimate, including the probability of completion of certain development milestones. The equity stake was accounted for as a non-RDFV investment and had a gain on settlement of the forward liability of $0.1 million which was recorded in Other expense on our condensed consolidated statements of operations in the period ended June 30, 2023. The equity investment and the acquisition right was reported at fair value as of June 30, 2023.

Summarized financial information of our investment and equity ownership in Enalare for the six months ending June 30, 2023 is presented below:

	Beginning balance as of December 31, 2022	Fair Value Adjustment	Additions / Adjustments during period	Ending balance as of June 30, 2023
Non-RDFV Investment (Other assets)	$8,438	$—	$8,514	$16,952
Acquisition Rights (Other assets)	8,125	—	—	8,125
Forward Liability (Accrued expenses and other liabilities)	(4,063)	77	3,986	—
Total, net	$12,500	$77	$12,500	$25,077

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, or the Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 23, 2023, or our Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report, as supplemented by the risks described under
“Risk Factors” in Part II, Item 1A of this Quarterly Report. Unless otherwise indicated or required by context, references throughout to “Eagle,” the “Company,” “we,” “our,” or “us” refer to financial information and transactions of Eagle Pharmaceuticals, Inc.

Overview
We are a fully integrated pharmaceutical company with research and development, clinical, manufacturing and commercial expertise. We are committed to developing innovative medicines that result in meaningful improvements in patients’ lives.

Our science-based business model has a proven track record with the FDA approval and commercial launches of six products: PEMFEXY, Ryanodex, Belrapzo, Bendeka, Treakisym, vasopressin (now discontinued). We market our products through marketing partners and/or our internal direct sales force. Through our acquisition of Acacia in June 2022, we added two FDA approved products with patent protection, Barhemsys and Byfavo, to our portfolio. We market PEMFEXY, Ryanodex and Belrapzo, Barhemsys and Byfavo (and prior to discontinuation, vasopressin). Teva markets Bendeka and SymBio markets Treakisym.

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

Recent Developments
CAL02
In November 2022, the FDA accepted Eagle’s IND application for CAL02. The Phase 2 study is expected to begin enrollment of approximately 276 patients with severe community-acquired pneumonia at approximately 120 sites worldwide beginning in 2023.
On June 14, 2023, we announced that the U.S. Food and Drug Administration ("FDA") has granted Qualified Infectious Disease Product (QIDP) Designation under the Generating Antibiotic Incentives Now (GAIN) Act and Fast Track Designation for CAL02. The QIDP designation was created by the GAIN Act implemented in 2012 to encourage the development of treatments for antibiotic-resistant organisms known to cause serious or life-threatening infections. We are also developing the related patent estate to protect the intellectual property resulting from the development of this therapy. CAL02 is currently protected by issued U.S. Patent No.10,744,089, which extends until September 2035, and may be eligible for a patent term extension for up to five years until 2040.

Termination Notice to Licensing Agreement
On June 6, 2023, we delivered notice (the “Notice”) of termination to AOP Orphan Pharmaceuticals GmbH (“AOP”) with respect to that certain license agreement, dated August 6, 2021, by and between us and AOP Orphan (the “AOP License”) following AOP’s receipt of a complete response letter from the FDA whereby the FDA refused to approve AOP’s New Drug Application for landiolol. The Notice provides that the AOP License be terminated effective immediately.
As previously disclosed, pursuant to the AOP License, AOP granted us an exclusive royalty-bearing license under certain patent rights and know-how to develop, commercialize and otherwise exploit any pharmaceutical product that contains landiolol, a short-acting, intravenous, cardio-selective beta-1 adrenergic blocker product candidate for the short-term reduction of ventricular rate in patients with supraventricular tachycardia, in the United States. Pursuant to the AOP License, we made an upfront payment of $5 million in 2021, and the AOP License provided for potential additional payments upon regulatory approval(s) and based upon commercial sales.
We cannot be certain that AOP will not dispute the Notice or on what terms any potential dispute may be resolved.

Byfavo J-code
On May 1, 2023, we announced that the Centers for Medicare & Medicaid Services (“CMS”) has established a unique, product-specific billing code for Byfavo, a short-acting sedative for procedures lasting 30 minutes or less. This new Healthcare Common Procedure Coding System (HCPCS) Level II code (“J-code”) is J2249 “Injection, remimazolam, 1 mg.” The J-code became effective on July 1, 2023. J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare Advantage, and other government payers for physician-administered drugs like Byfavo and are intended to simplify the claims submission and documentation process, facilitating access for patients.

Discontinuance of Vasopressin
During the first quarter of 2023, we gave notice to customers and the FDA that we were withdrawing from the vasopressin market. Inventory on hand was depleted and inventory in the distribution channel was substantially depleted as of June 30, 2023.

Macroeconomic Environment Business Update
We continue to monitor the impacts of macroeconomic conditions, such as global geopolitical tension, increasing inflation and interest rates, exchange rate fluctuations, supply chain disruptions, recent and potential future banking system disruptions and increases in commodity, energy and fuel prices. In addition, the global credit and financial markets have experienced significant volatility and disruption, including recent bank failures. If these market conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments or acquisitions.

The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the ongoing military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to further expand our business and to otherwise generate revenues and develop our product candidates. In addition, a significant escalation or expansion of economic disruption or geopolitical conflict could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Financial Operations Overview

Revenue
Our revenue consists of product sales and royalty revenue and in past periods license and other revenue.
Product Sales. Through June 30, 2023, we have recognized revenues from product sales including Pemfexy, Ryanodex, Belrapzo, Bendeka, Treakisym, BARHEMSYS, BYFAVO, and vasopressin. Sales of Bendeka and Treakisym were made to our commercial partners, Teva and SymBio, respectively. Sales to our commercial partners are typically made at little or no profit for resale. Pemfexy, Ryanodex Belrapzo, BARHEMSYS, BYFAVO, and vasopressin were sold directly to wholesalers, hospitals and surgery centers through a third-party logistics partner.
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
The primary factors that may determine our revenues derived from Pemfexy, Ryanodex, Belrapzo, BARHEMSYS, BYFAVO, vasopressin and our future products are:
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
The provision for income taxes was based on the applicable federal and state tax rates for those periods. The effective tax rate for the six months ended June 30, 2023 reflects an interim tax provision resulting from the impact of certain non-deductible executive compensation, and the impact of a valuation allowance recorded against the tax losses of Acacia, partially offset by credits for research and development activity. The effective tax rate for the six months ended June 30, 2022 reflects an interim tax provision resulting from the impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia, partially offset by credits for research and development activity.

Results of Operations
Comparison of Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		(Decrease)
	2023	2022
	(in thousands)
Product sales, net	$42,993	$49,201	$(6,208)
Royalty revenue	21,653	24,935	(3,282)
Total revenue	$64,646	$74,136	$(9,490)

Our product sales decreased $6.2 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily attributable to decreased product sales of $10.3 million for vasopressin as a result of our decision to withdraw from the vasopressin market and $1.3 million for Belrapzo, primarily driven by price. These decreases were partially offset by increases of $2.9 million and $1.3 million for Pemfexy and Ryanodex, respectively, primarily driven by increases in volume and price. In addition, product sales associated with our Barhemsys and Byfavo products increased $1.0 million, driven by three months of operations in 2023 as compared to less than one month in 2022.

Our royalty revenue decreased $3.3 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily as a result of a decrease in royalty revenue from our share of Teva's Bendeka sales.
Cost of Revenue

	Three Months Ended June 30,		(Decrease)
	2023	2022
	(in thousands)
Cost of product sales	$16,858	$21,171	$(4,313)
Cost of royalty revenue	—	2,493	(2,493)
Total cost of revenue	$16,858	$23,664	$(6,806)

Our cost of product sales decreased by $4.3 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This was primarily attributable to the decrease in cost of product sales of vasopressin of $5.2 million driven by decreases in product sales as a result of our decision to withdraw from the vasopressin market and Pemfexy of $3.4 million, driven by $2.8 million reduction in royalty expense associated with the one-time payment made in the fourth quarter of 2022 to reduce the royalties payable on Pemfexy net sales under our development and license agreement with Robert One, LLC, and a decrease of $1.0 million for Belrapzo. This was partially offset by (a) an increase of $4.4 million in amortization expense related to intangible assets, driven by $2.6 million associated with the Acacia acquisition in June 2022 and $1.8 million related to the Pemfexy intangible which was recognized in December 2022 and (b) an increase of $1.1 million associated with increased sales of Bendeka, Ryanodex, Barhemsys, and Byfavo.

Our cost of royalty revenue decreased by $2.5 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was driven by our achievement of our contractual terms with our license partner on our bendamustine franchise products in 2022.

Research and Development
The table below details the Company’s research and development expenses by significant project for the periods presented.

	Three Months Ended June 30,		(Decrease)/ Increase
	2023	2022
	(in thousands)
Fulvestrant	$890	$6,298	$(5,408)
Ryanodex related projects	—	73	(73)
CAL02	3,357	2,416	941
Landiolol	35	39	(4)
All other projects	1,412	(414)	1,826
Salary and other personnel related costs	4,139	3,025	1,114
Research and development	$9,833	$11,437	$(1,604)

Our research and development expenses decreased $1.6 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily due to lower spend of $5.4 million on fulvestrant projects due to the timing of clinical activities during the three months ended June 30, 2022. This decrease was partially offset by an increase of $1.1 million in salary and other personnel-related costs, $0.9 million related to the CAL02 projects and $0.7 million on Byfavo and Barhemsys pediatric studies.
Selling, General and Administrative

	Three Months Ended June 30,		Decrease
	2023	2022
	(in thousands)
Selling, general and administrative	$27,651	$36,832	$(9,181)

Our selling, general and administrative expenses decreased $9.2 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was primarily related to related to the non-recurrence of $9.8 million of Acacia acquisition related costs and $7.7 million of severance related to the integration of Acacia in 2022. These decreases were partially offset by increases of $3.7 million of salary and personnel-related costs driven by increases in sales and marketing headcount, and $2.6 million of external sales and marketing costs driven by Byfavo and Barhemsys, and $0.5 million of travel, and $0.3 million of legal and professional fees.

Other Expense, Net

	Three Months Ended June 30,		Decrease
	2023	2022
	(in thousands)
Interest income	$195	$244	$(49)
Interest expense	(1,448)	(552)	(896)
Other income (expense)	247	(7,763)	8,010
Total other expense, net	$(1,006)	$(8,071)	$7,065

Our interest income decreased slightly for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Our interest expense increased by $0.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was due to our higher level of outstanding debt and higher borrowing rates during the three months ended June 30, 2023.

Our other expense decreased by $8.0 million for the three months ended June 30, 2023 as compared to a net expense of $7.8 million for the three months ended June 30, 2022. The change was primarily due to the change in fair value adjustments on our investment in Syros of $0.9 million, and the non-recurrence of (i) $6.3 million of loss related to forward contracts and (ii) $0.8 million loss related to foreign exchange during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Income Tax Provision

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Provision for income taxes	$(4,134)	$(3,582)
Effective tax rate	44%	(61)%

Our effective tax rate for the three months ended June 30, 2023, reflects an interim tax provision resulting from the impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia, partially offset by credits for research and development activity. The effective tax rate for the three months ended June 30, 2022, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia.

Comparison of Six Months Ended June 30, 2023 and 2022

Revenue

	Six Months Ended June 30,		(Decrease)
	2023	2022
	(in thousands)
Product sales, net	$89,214	$139,289	$(50,075)
Royalty revenue	41,737	50,721	(8,984)
Total revenue	$130,951	$190,010	$(59,059)

Our product sales decreased $50.1 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Of the decrease, $41.2 million related to decreases in volume of vasopressin as a result of our decision to withdraw from the vasopressin market, $11.3 million related to decreases in volume and price of Pemfexy, and $1.9 million was attributable to a decrease in sales of Bendeka driven by volume. These decreases were partially offset by higher product sales of $3.4 million in Ryanodex and $2.0 million in the Byfavo and Barhemsys products, driven by six months of operations in 2023 as compared to less than one month in 2022.

Our royalty revenue decreased $9.0 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of lower royalties on Teva's sales of Bendeka of $7.4 million and lower royalties on Symbio's sales of Treakisym of $1.6 million.

Cost of Revenue

	Six Months Ended June 30,		(Decrease)
	2023	2022
	(in thousands)
Cost of product sales	$34,158	$46,347	$(12,189)
Cost of royalty revenue	—	5,072	(5,072)
Total cost of revenue	$34,158	$51,419	$(17,261)

Our cost of product sales decreased $12.2 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Of this decrease, $13.6 million was attributable to lower product sales of vasopressin due to our decision to withdraw from the vasopressin market, $4.3 million related to lower product sales of Pemfexy and Bendeka, and $2.8 million reduction in royalty expense associated with the one-time payment made in the fourth quarter of 2022 to reduce the royalties payable on Pemfexy net sales under our development and license agreement with Robert One, LLC. These decreases were partially offset by increases in amortization of (a) $5.8 million for Acacia due to six months of operations in 2023 as compared to less than one month in 2022 and (b) $3.7 million for Pemfexy which commenced in the fourth quarter of 2022.

Our cost of royalty revenue decreased $5.1 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of our achievement of our contractual terms with our license partner on our bendamustine franchise products in 2022.

Research and Development

	Six Months Ended June 30,		(Decrease) / Increase
	2023	2022
	(in thousands)
Fulvestrant “EGL-5385-C-1701”	$1,031	$6,919	$(5,888)
Ryanodex related projects	—	431	(431)
CAL02 / Combioxin	6,375	3,386	2,989
Landiolol / AOP	150	153	(3)
All other projects	3,088	77	3,011
Salary and other personnel related costs	8,461	6,579	1,882
Research and development	$19,105	$17,545	$1,560

Our research and development expenses increased $1.6 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase primarily related to $3.0 million associated with the CAL02 projects, $1.8 million on Byfavo and Barhemsys pediatric studies, and $1.9 million of increases in salary and other personnel-related costs. These increases were partially offset by $5.9 million lower spend on fulvestrant projects due to the timing of clinical activities during the six months ended June 30, 2022, and a $0.4 million decrease related to the Ryanodex Nerve Agent project.

Selling, General and Administrative

	Six Months Ended June 30,		(Decrease)
	2023	2022
	(in thousands)
Selling, general and administrative	$55,611	$59,014	$(3,403)

Our selling, general and administrative expenses decreased $3.4 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease is primarily related to the non-recurrence of $11.3 million of Acacia acquisition related costs, $7.5 million of severance related to the integration of Acacia, partially offset by increases of $7.0 million in salary and personnel-related costs driven by increases in sales and marketing headcount, $4.6 million in external sales and marketing expenses driven by Byfavo and Barhemsys, $1.2 million of other professional fees, and $1.2 million of travel expenses.

Other Expense, Net

	Six Months Ended June 30,		(Decrease) / Increase
	2023	2022
	(in thousands)
Interest income	$407	$398	$9
Interest expense	(2,964)	(918)	2,046
Other income (expense)	9	(9,720)	9,729
Total other expense, net	$(2,548)	$(10,240)	$7,692

Our interest income increased slightly in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Our interest expense increased $2.0 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was due to our higher level of outstanding debt and higher borrowing rates during the six months ended June 30, 2023.

Our other income (expense) was an immaterial amount for the six months ended June 30, 2023 as compared to an expense amount of $9.7 million for the six months ended June 30, 2022. The change primarily consisted of a $3.0 million decrease in the loss related to fair value adjustments on our investment in Syros as well as non-recurrence of (i) $5.7 million of loss related to forward contracts and (ii) $0.9 million loss related to foreign exchange during the six months ended June 30, 2023 as compared to the the six months ended June 30, 2022.

Income Tax Provision

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Provision for income taxes	$(8,615)	$(17,184)
Effective tax rate	44%	33%

The effective tax rate for the six months ended June 30, 2023, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation and the impact of a partial valuation allowance being recorded against the tax losses of Acacia, partially offset by credits for research and development activity.

The effective tax rate for the six months ended June 30, 2022, reflects an interim tax provision resulting from impact of certain non-deductible executive compensation and the impact of certain non-deductible costs from the acquisition of Acacia, partially offset by credits for research and development activity.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash flows from operations and availability of borrowing under our revolving credit facility. Our primary uses of cash are to fund working capital requirements, including repayment of debt, product development costs and operating expenses. We may also use cash for business acquisitions or other strategic transactions. Cash and cash equivalents were $15.4 million and $36.6 million as of June 30, 2023 and June 30, 2022, respectively.

On November 1, 2022, we entered into the Third Amended and Restated Credit Agreement (“Third Amended Credit Agreement”), with the Administrative Agent and the lenders party thereto, which replaced the prior credit agreement. The terms and amounts borrowed under the Third Amended Credit Agreement included a drawn term loan of $50 million and a $100 million revolving credit facility of which $15.0 million was drawn on November 1, 2022 and an additional $15.0 million was drawn on February 8, 2023. We repaid $20.0 million of the revolving credit facility on May 22, 2023. We drew an additional $15.0 million on June 30, 2023 from the revolving credit facility. The new maturity date of the schedule of principal payments for each of the revolving credit facility and the term loan facility is October 31, 2025, unless required to mature earlier or extended pursuant to the terms of the Third Amended Credit Agreement.

For the six months ended June 30, 2023, we generated net income of $10.9 million. As of June 30, 2023, our working capital surplus, defined as current assets less current liabilities, was $100.6 million.
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

Operating Activities:

Net cash used in operating activities for the six months ended June 30, 2023 was $33.6 million. Net income for the period was $10.9 million enhanced by the net of non-cash adjustments of approximately $17.7 million from deferred income taxes, depreciation expense, noncash operating lease expense related to right-of-use assets, amortization expense of intangible assets, amortization of inventory step-up, fair value adjustments on equity investment, stock-based compensation expense, amortization of debt issuance costs, and fair value adjustments related to derivative instruments. Net changes in working capital decreased cash from operating activities by approximately $62.3 million, due to changes in working capital accounts. The total amount of accounts receivable at June 30, 2023 was approximately $115.1 million, which included $93.3 million related to product sales and $21.8 million related to royalty revenue. Receivables from our product sales have payment terms ranging from 30 to 90 days with select extended terms to wholesalers on certain product purchases. Our receivables from royalty revenue are due 45 days from the end of the quarter.

Investing Activities:

Net cash used in investing activities for the six months ended June 30, 2023 was $12.6 million, primarily as a result of our equity investment in Enalare of $12.5 million and $0.1 million in purchases of property and equipment.

Financing Activities:

Net cash provided by financing activities for the six months ended June 30, 2023 was $6.2 million, primarily as a result of $10.0 million from drawdowns net of a repayment from our revolving credit facility under the Credit Agreement, partially offset by $2.5 million of principal payments for debt, $1.1 million of payments associated with employee withholding tax upon vesting of stock-based awards, and $0.2 million of payments related to employee net option exercises.

Trends and Uncertainties
During the three months ended June 30, 2023, we have not experienced a material impact on our business and financial condition due to geopolitical events and macroeconomic conditions, including to the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia.

Contractual Obligations
Other than as set forth below, there have been no material changes to our contractual and commercial obligations during the six months ended June 30, 2023, as compared to the obligations disclosed in our Annual Report.

Our future material contractual obligations included the following as of June 30, 2023 (in thousands):

Obligations	Total	2023	2024	2025	2026	Beyond
Operating leases (1)	$2,374	$839	$1,122	$413	$—	$—
Credit facility and Term Loans (2)	71,250	3,750	10,000	57,500	—	—
Purchase obligations (3)	97,430	97,430	—	—	—	—
Total obligations	$171,054	$102,019	$11,122	$57,913	$—	$—
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
(3) As of June 30, 2023, we had purchase obligations in the amount of $97.4 million which represent the contractual commitments under contract manufacturing and supply agreements with suppliers. The obligations under supply agreements are primarily for finished product, inventory, and research and development.

A potential future contractual obligation is described in "Note 14. Investment in Enalare Therapeutics Inc." of our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Based on their evaluation at June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the recent closures of Silicon Valley Bank, First Republic Bank, Signature Bank and others has resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or corporate development, or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and our ability to borrow or raise additional capital when needed to grow our business could be substantially impaired.

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

By way of example, in March 2010, the Affordable Care Act (the "ACA") was passed, which significantly changed health care financing by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "IRA") into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact ACA and our business. We cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the former U.S. Presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in May 2019, the Centers for Medicare & Medicaid Services ("CMS") issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. In a final rule issued by CMS on December 31, 2020, CMS established a broader definition for a “line extension” drug such that the line extension of the initial brand name listed drug would not need to be an oral solid dosage form. This final rule may impact the rebate amounts associated with our products and negatively affect the commercial success of our products. Additionally, on December 2, 2020, CMS published changes to the Medicare Physician Fee Schedule for Calendar Year 2021 that also may adversely impact the coverage and reimbursement of our products. Under the changes, CMS assigned certain 505(b)(2) drug products to existing multiple source drug codes because, according to CMS, some drug products approved under the 505(b)(2) pathway share similar labeling and uses with generic drugs that are assigned to multiple source drug codes. CMS noted that this change was consistent with efforts to “curb drug prices” and encourages competition among products that are described by one billing code and share similar labeling. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The timing and amount of repurchases will depend on a variety of factors, including our available capital resources and other financial and operational performance, alternative investment opportunities, corporate and regulatory requirements, market conditions including the trading price of our common stock and other factors. The repurchases will be made using our cash resources.

We did not make any purchases of our equity securities during the three months ended June 30, 2023. Approximately $86 million remained available for future purchases of our equity securities under the Share Repurchase Program as of June 30, 2023.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Scott Tarriff, Chief Executive Officer, President and Director	Adoption	June 15, 2023	X		299,375	September 14, 2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

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

EAGLE PHARMACEUTICALS, INC.

DATED: August 8, 2023	By:	/s/ Scott Tarriff
Scott Tarriff
(On behalf of the Registrant and as President and Chief Executive Officer as Principal Executive Officer)

DATED: August 8, 2023	By:	/s/ Brian J. Cahill
Brian J. Cahill
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)