Form 10-Q/A
period 2023-06-30
EAGLE PHARMACEUTICALS, INC.
filed 2023-08-09
CIK 827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE
Eagle Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, which was originally filed on August 8, 2023 (“Original Filing”), to include certain inline eXtensible Business Reporting Language ("iXBRL") data tagging information that was inadvertently omitted in the original filing.
Except for the iXBRL specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, other than those identified above.

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

EAGLE PHARMACEUTICALS, INC.

DATED: August 9, 2023	By:	/s/ Scott Tarriff
Scott Tarriff
(On behalf of the Registrant and as President and Chief Executive Officer as Principal Executive Officer)

DATED: August 9, 2023	By:	/s/ Brian J. Cahill
Brian J. Cahill
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)